Form 10QSB
period 2006-03-31
SRKP 5 INC
filed 2006-05-15
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51474

SRKP 5, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-2903252
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1900 Avenue of the Stars, Suite 310, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Feldman Weinstein LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,700,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 11, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

SRKP 5, INC.

- INDEX -

		Page(s)

PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets - March 31, 2006 (unaudited) and December 31, 2005	2

	Statements of Operations (unaudited) for the three months ended March 31, 2006 and for the cumulative period during the development stage (May 24, 2005 to March 31, 2006)	3

	Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and for the cumulative period during the development stage (May 24, 2005 to March 31, 2006)	4

	Notes to Financial Statements	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Controls and Procedures	7

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

PART I – FINANCIAL INFORMATION

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

The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2005.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash	$3,022	$4,609
	$3,022	$4,609
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Accounts Payable	$400	$—
Due to Stockholders	12,500	12,500
Total Liabilities	12,900	12,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 2,700,000 shares issued and outstanding	270	270
Additional paid-in capital	24,730	24,730
(Deficit) accumulated during development stage	(34,878)	(32,891)
Total Stockholders’ Equity (Deficit)	(9,878)	(7,891)
	$3,022	$4,609

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2006	Cumulative from May 24, 2005 (Inception) To March 31, 2006
	(Unaudited)	(Unaudited)
REVENUE	$—	$—
EXPENSES	1,987	34,878
NET (LOSS)	$(1,987)	$(34,878)
NET (LOSS) PER COMMON SHARE - BASIC	$ *	$(.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2006	Cumulative from May 24, 2005 (Inception) To March 31, 2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(1,987)	$(34,878)
Increase in Accounts Payable	400	400
Net Cash (Used in) Operating Activities	(1,587)	(34,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	—	25,000
Advances from stockholders	—	12,500
Net Cash Provided by Financing Activities		37,500
NET CHANGE IN CASH	(1,587)	3,022
BEGINNING CASH	4,609	—
ENDING CASH	$3,022	$3,022

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

NOTE 4 - DUE TO STOCKHOLDERS

During the fourth quarter of 2005 certain stockholders advanced the Company $12,500 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $1,987 for the three months ended March 31, 2006 and $34,878 for the period from May 24, 2005 (inception) to March 31, 2006. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since May 24, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of March 31, 2006, the Company had assets consisting of $3,022 in cash. This compares to assets of $4,609 in cash as of December 31, 2005.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (inception) to March 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of  Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

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

Dated: May 12, 2006	SRKP 5, Inc.

	By:	/s/ Richard Rappaport
Richard A. Rappaport President