Form 10QSB
period 2006-06-30
SRKP 5 INC
filed 2006-08-10
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51474

SRKP 5, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-2903252
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

210 South Federal Highway, Suite 205
Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Feldman Weinstein & Smith LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No.☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,700,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 7, 2006.

Transitional Small Business Disclosure Format (Check one):     YES ☐    NO ☒

SRKP 5, INC.

- INDEX -

		Page(s)

PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005	2

	Statements of Operations (unaudited) for the three and six months ended June 30, 2006 and for the cumulative period during the development stage (May 24, 2005 to June 30, 2006)	3

	Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and for the cumulative period during the development stage (May 24, 2005 to June 30, 2006)	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	8

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

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

The results for the period ended June 30, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2005.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30.	December 31,
	2006	2005
	(Unaudited)
ASSETS

ASSETS:
Cash	$96	$4,609

	$96	$4,609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Due to stockholders	$12,500	$12,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value
100,000,000 shares authorized, 2,700,000 issued and
outstanding	270	270
Additional paid-in capital	24,730	24,730
(Deficit) accumulated during development stage	(37,404)	(32,891)

Total Stockholders' Equity (Deficit)	(12,404)	(7,891)

	$96	$4,609

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ending June 30, 2006		From May 24, 2005 (Inception) to June 30, 2005

REVENUE		$—		$—

EXPENSES		2,526		12,500

NET (LOSS)		$(2,526)		$(12,500)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		2,700,000		2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

		Cumulative
	Six Months	from May 24
	Ending	2005 (Inception) to
	June 30, 2006	June 30, 2006

REVENUE	$—	$—

EXPENSES	4,513	37,404

NET (LOSS)	$(4,513)	$(37,404)

NET (LOSS) PER COMMON SHARE-BASIC	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ending June 30, 2006	From May 24, 2005 (Inception) to June 30, 2005	Cumulative from May 24, 2005 (Inception) to June 30, 2006

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(4,513)	$(12,500)	$(37,404)

Net Cash (Used In) Operating Activities	(4,513)	(12,500)	(37,404)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	—	22,750	25,000
Advances from stockholders	—	—	12,500

Net Cash Provided by Financing Activities	—	22,750	37,500

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	(4,513)	10,250	96

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	4,609	—	—

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$96	$10,250	$96

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

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about it’s ability to continue as a going concern.

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

NOTE 4 - DUE TO STOCKHOLDERS

In 2005 certain stockholders advanced the Company $12,500 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $4,513 for the six months ended June 30, 2006 and $37,404 for the period from May 24, 2005 (inception) to June 30, 2006. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since May 24, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of June 30, 2006, the Company had assets consisting of $96 in cash. Additional cash shall be contributed by the directors, officers, stockholders or other sources, as needed.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30. 2006.

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

SRKP 5, Inc.

Dated: August 8, 2006	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President