Form 10QSB
period 2006-09-30
SRKP 5 INC
filed 2006-11-08
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,700,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 6, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SRKP 5, INC.

- INDEX -

Page

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005	2

Statements of Operations (unaudited) for the three months ending
September 30, 2006, and 2005, the nine months ending September 30,
2006, the period from May 24, 2005 to September 30, 2005, and for the cumulative period during the development stage (May 24, 2005 to
September 30, 2006)	3

Statements of Cash Flows (unaudited) for the nine months ending
September 30, 2006, the period from May 24, 2005 to September 30,
2005, and for the cumulative period during the development stage
(May 24, 2005 to September 30, 2006)	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	8

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	10

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

The results for the period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2005.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

ASSETS:
Cash	$5,120	$4,609

	$5,120	$4,609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Due to stockholders	$18,650	$12,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 2,700,000 issued and outstanding	270	270
Additional paid-in capital	24,730	24,730
(Deficit) accumulated during development stage	(38,530)	(32,891)

Total Stockholders' Equity (Deficit)	(13,530)	(7,891)

	$5,120	$4,609

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ending	Ending
	September 30, 2006	September 30, 2005

REVENUE	$—	$—

EXPENSES	1,125	10,875

NET (LOSS)	$(1,125)	$(10,875)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
	Nine Months	From May 24	from May 24
	Ending	2005 (Inception) to	2005 (Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006

REVENUE	$—	$—	$—

EXPENSES	5,639	23,375	38,530

NET (LOSS)	$(5,639)	$(23,375)	$(38,530)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	Nine Months	From May 24,	from May 24,
	Ending	2005 (Inception) to	2005 (Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(5,639)	$(23,375)	$(38,530)

Net Cash (Used In) Operating Activities	(5,639)	(23,375)	(38,530)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	—	22,750	22,750
Collection of stock subscription receivable	—	2,250	2,250
Advances from stockholders	6,150	—	18,650

Net Cash Provided by Financing Activities	6,150	25,000	43,650

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	511	1,625	5,120

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,609	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,120	$1,625	$5,120

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

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

NOTE 4 - DUE TO STOCKHOLDERS

In 2005 and 2006 certain stockholders advanced the Company $12,500 and $6,150, respectively to pay for operating expenses. These funds have been advanced interest free and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $5,639 for the nine months ended September 30, 2006 and $38,530 for the period from May 24, 2005 (inception) to September 30, 2006. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since May 24, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of September 30, 2006, the Company had assets consisting of $5,120 in cash. This compares to assets of $4,609 in cash as of December 31, 2005.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

Dated: November 7, 2006	SRKP 5, Inc.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President