Form 10QSB
period 2007-06-30
SRKP 5 INC
filed 2007-08-09
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51474

SRKP 5, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-2903252
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

4737 North Ocean Drive, Suite 207
Lauderdale by the Sea, FL	33308
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

1063 Hillsboro Mile, Suite 502
Hillsboro Beach, FL 33062
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,857,150 shares of Common Stock, par value $.0001 per share, outstanding as of August 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SRKP 5, INC.

- INDEX -
Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheet - June 30, 2007 (Unaudited)	2

Statements of Operations (Unaudited) for the Three and Six Months	3
Ended June 30, 2007 and 2006, and for the Cumulative Period from
May 24, 2005 (Inception) to June 30, 2007

Statements of Cash Flows (Unaudited) for the Six Months Ended	4
June 30, 2007 and 2006, and for the Cumulative Period from
May 24, 2005 (Inception) to June 30, 2007

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	8

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	10

Signatures	11

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

The results for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEET

June 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,250

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$32,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	---
Common stock, $.0001 par value
100,000,000 shares authorized, 2,700,000 issued and
outstanding	270
Additional paid-in capital	24,730
(Deficit) accumulated during development stage	(55,250)

Total Stockholders' Equity (Deficit)	(30,250)

$2,250

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

					Cumulative from
	Three Months	Three Months	Six Months	Six Months	May 24, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

REVENUE	$ ---	$ ---	$ ---	$ ---	$ ---

EXPENSES	2,751	2,526	7,825	4,513	55,250

NET (LOSS)	$(2,751)	$(2,526)	$(7,825)	$(4,513)	$(55,250)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,700,000	2,700,000	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Six Months	Six Months	May 24, 2005
	Ended	Ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(7,825)	$(4,513)	$(55,250)

Net Cash (Used In) Operating Activities	(7,825)	(4,513)	(55,250)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	-	25,000
Advances from Stockholders	5,000	-	32,500

Net Cash Provided by Financing Activities	5,000	-	57,500

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	(2,825)	(4,513)	2,250

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	5,075	4,609	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$2,250	$96	$2,250

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $32,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 - SUBSEQUENT EVENT

In August 2007, the Company redeemed and cancelled 243,000 shares of common stock from a stockholder for $2,250, and sold 1,157,150 and 243,000 shares of Common Stock to WestPark Capital Financial Services, LLC (WestPark) and a new stockholder, respectively. The Company sold such shares of Common Stock to WestPark, an affiliate of our officers and directors, for an aggregate purchase price equal to $10,704. The new stockholder purchased the shares of Common Stock for an aggregate purchase price equal to $2,250.

SRKP 5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SUBSEQUENT EVENT (Continued)

In August 2007, the Company offered and sold warrants (the “Warrants”) to the Company’s existing stockholders (including WestPark and the new stockholder), to purchase an aggregate of 3,857,150 shares of Common Stock for aggregate proceeds equal to $17,859, pursuant to the terms and conditions set forth in that certain warrant purchase agreement (the “Warrant Purchase Agreement”). The Warrants have an exercise price equal to $0.01. The Warrants are immediately exercisable and terminate on the earlier of August 3, 2013 or five years from the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation.  SRKP 5, Inc. (“we”, “our”, “us” or the “Company”) incurred a net loss of $(2,751) for the three months ended June 30, 2007 and $(55,250) for the cumulative period from May 24, 2005 (inception) to June 30, 2007.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources.  As of June 30, 2007, the Company had assets equal to $2,250 consisting exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations.  The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from May 24, 2005 (inception) to June 30, 2007.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On August 3, 2007, the Company redeemed and cancelled 243,000 shares of common stock, par value $.0001 per share (the “Common Stock”) from its stockholder, Thomas Poletti, for an aggregate purchase price equal to $2,250 (the “Redemption”), pursuant to the terms and conditions contained in that certain redemption agreement (the “Redemption Agreement”).  Upon consummation of the Redemption, Mr. Poletti was no longer a stockholder of the Company.  The description of the Redemption Agreement is a summary and is qualified in its entirety by the provisions of the Redemption Agreement, a copy of which is attached hereto as Exhibit 10.1.

On August 3, 2007, the Company sold 1,157,150 and 243,000 shares of Common Stock to WestPark Capital Financial Services, LLC (“WestPark”), a California limited liability company, and Charles Frisco, respectively. The Company sold such shares of Common Stock to WestPark, an affiliate of our officers and directors, for an aggregate purchase price equal to $10,704, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and WestPark, a copy of which is attached hereto as Exhibit 10.2. Mr. Frisco purchased the shares of Common Stock for an aggregate purchase price equal to $2,250, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Mr. Frisco, a copy of which is attached hereto as Exhibit 10.3.  The Company sold the shares of Common Stock to both WestPark and Mr. Frisco under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. As of the date hereof, the Company has 3,857,150 shares of Common Stock issued and outstanding.

On August 3, 2007, the Company offered and sold warrants (the “Warrants”) to the Company’s existing stockholders (including WestPark and Mr. Frisco for such purpose), to purchase an aggregate of 3,857,150 shares of Common Stock for aggregate proceeds equal to $17,859, pursuant to the terms and conditions set forth in that certain warrant purchase agreement (the “Warrant Purchase Agreement”). The Warrants have an exercise price equal to $0.01. The Warrants are immediately exercisable and terminate on the earlier of August 3, 2013 or five years from the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company.” The Company sold the Warrants under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  A form of the Warrant Purchase Agreement and Warrant are attached hereto as Exhibit 10.4 and Exhibit 4.1, respectively.

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

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.

*3.2	By-Laws.

**4.1	Form of Warrant.

**10.1	Redemption Agreement by and between the Company and Thomas Poletti, dated August 3, 2007.

**10.2	Common Stock Purchase Agreement by and between the Company and WestPark Capital Financial Services, LLC, dated August 3, 2007.

**10.3	Common Stock Purchase Agreement by and between the Company and Charles Frisco, dated August 3, 2007.

**10.4	Form of Warrant Purchase Agreement, dated August 3, 2007.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 5, INC.

Dated: August 9, 2007	By:	/s/ Richard A. Rappaport
Name: Richard A. Rappaport Title: President