Form 10QSB
period 2007-09-30
SRKP 5 INC
filed 2007-11-13
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-51474

SRKP 5, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

20-2903252
(I.R.S. Employer Identification Number)

4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308
(Address of Principal Offices)

(310) 203-2902
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,857,150 shares of common stock, par value $.0001 per share, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SRKP 5, INC.

- INDEX -
		Page
PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet - September 30, 2007 (Unaudited)	2

	Statements of Operations (Unaudited) for the Three and Nine Months	3
	Ended September 30, 2007 and 2006 and for the Cumulative Period
	from May 24, 2005 (Inception) to September 30, 2007

	Statements of Cash Flows (Unaudited) for the Nine Months Ended	4
	September 30, 2007 and 2006 and for the Cumulative Period from
	May 24, 2005 (Inception) to September 30, 2007

	Notes to Financial Statements	5

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	8

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

Signatures		11

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

The results for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEET

September 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$12,724

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$17,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—
Common stock, $.0001 par value
100,000,000 shares authorized, 3,857,150 issued and
outstanding	386
Additional paid-in capital	53,176
(Deficit) accumulated during development stage	(58,338)

Total Stockholders' Equity (Deficit)	(4,776)
$12,724

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three Months	Three Months	Nine Months	Nine Months	from May 24, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
REVENUE	$—	$—	$—	$—	$—

EXPENSES	3,088	1,125	10,913	5,639	58,338

NET (LOSS)	$(3,088)	$(1,125)	$(10,913)	$(5,639)	$(58,338)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,402,862	2,700,000	2,934,287	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine Months	Nine Months	May 24, 2005
	Ended	Ended	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(10,913)	$(5,639)	$(58,338)

Net Cash (Used In) Operating Activities	(10,913)	(5,639)	(58,338)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	12,953	-	37,953
Warrants issued for cash	17,859	-	17,859
Advances from Stockholders	7,475	6,150	34,975
Repurchase of common stock for cash	(2,250)	-	(2,250)
Repayment of Stockholders' advances	(17,475)	-	(17,475)

Net Cash Provided by Financing Activities	18,562	6,150	71,062

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	7,649	511	12,724

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	5,075	4,609	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$12,724	$5,120	$12,724

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

At September 30, 2007, the only potential dilutive securities were 3,857,150 common stock warrants.   Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

In August 2007, the Company redeemed and cancelled 243,000 shares of common stock from a shareholder for $2,250, and sold 1,157,150 and 243,000 shares of Common Stock to WestPark Capital Financial Services, LLC (WestPark) and a new shareholder, respectively. The Company sold such shares of Common Stock to WestPark, an affiliate of our officers and directors, for an aggregate purchase price equal to $10,704. The new shareholder purchased his shares of Common Stock for an aggregate purchase price equal to $2,250.  As of August 2007, the Company has 3,857,150 shares of Common Stock issued and outstanding.

In August 2007, the Company offered and sold warrants (the “Warrants”) to the Company’s existing stockholders (including WestPark and the new shareholder), to purchase an aggregate of 3,857,150 shares of Common Stock for aggregate proceeds equal to $17,859, pursuant to the terms and conditions set forth in that certain warrant purchase agreement (the “Warrant Purchase Agreement”). The Warrants have an exercise price equal to $0.01. The Warrants are immediately exercisable and terminate on the earlier of August 2013 or five years from the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company.

SRKP 5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $34,975 to pay for operating expenses, of which, $17,475 has been repaid. These funds have been advanced interest free, are unsecured, and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

SRKP 5, Inc. (“we”, “our”, “us” or the “Company”) incurred a net loss of $(3,088) for the three months ended September 30, 2007 and $(58,338) for the cumulative period from May 24, 2005 (inception) to September 30, 2007.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $12,724 consisting exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from May 24, 2005 (inception) to September 30, 2007.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2007, the Company sold 1,157,150 and 243,000 shares of common stock, par value $.0001 per share (the “Common Stock”) to WestPark Capital Financial Services, LLC (“WestPark”), a California limited liability company, and Charles Frisco, respectively. The Company sold such shares of Common Stock to WestPark, an affiliate of our officers and directors, for an aggregate purchase price equal to $10,704, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and WestPark, a copy of which is attached hereto as Exhibit 10.1. Mr. Frisco purchased his shares of Common Stock for an aggregate purchase price equal to $2,250, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Mr. Frisco, a copy of which is attached hereto as Exhibit 10.2. The Company sold the shares of Common Stock to both WestPark and Mr. Frisco under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. As of the date hereof, the Company has 3,857,150 shares of Common Stock issued and outstanding.

On August 3, 2007, the Company offered and sold warrants (the “Warrants”) to the Company’s existing stockholders (including WestPark and Mr. Frisco for such purpose), to purchase an aggregate of 3,857,150 shares of Common Stock for aggregate proceeds equal to $17,859, pursuant to the terms and conditions set forth in that certain warrant purchase agreement (the “Warrant Purchase Agreement”). The Warrants have an exercise price equal to $0.01. The Warrants are immediately exercisable and terminate on the earlier of August 3, 2013 or five years from the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company.” The Company sold the Warrants under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  A form of the Warrant Purchase Agreement and Warrant are attached hereto as Exhibit 10.3 and Exhibit 4.1, respectively.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On August 3, 2007, the Company redeemed and cancelled 243,000 shares of Common Stock from its stockholder, Thomas Poletti, for an aggregate purchase price equal to $2,250 (the “Redemption”), pursuant to the terms and conditions contained in that certain redemption agreement (the “Redemption Agreement”).  Upon consummation of the Redemption, Mr. Poletti was no longer a stockholder of the Company.  The description of the Redemption Agreement is a summary and is qualified in its entirety by the provisions of the Redemption Agreement, a copy of which is attached hereto as Exhibit 10.4.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.
Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.

*3.2	By-Laws.

**4.1	Form of Warrant.

**10.1	Common Stock Purchase Agreement by and between the Company and WestPark Capital Financial Services, LLC, dated August 3, 2007.

**10.2	Common Stock Purchase Agreement by and between the Company and Charles Frisco, dated August 3, 2007

**10.3	Form of Warrant Purchase Agreement, dated August 3, 2007.

**10.4	Redemption Agreement by and between the Company and Thomas Poletti, dated August 3, 2007.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2007	SRKP 5, INC.

	By:	/s/ Richard A. Rappaport
Name: Richard A. Rappaport
Title: President