Form 10KSB
period 2007-12-31
SRKP 5 INC
filed 2008-03-07
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

As of March 7, 2008, there were 3,857,150 shares of common stock, par value $.0001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SRKP 5, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

SRKP 5, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on May 24, 2005 and maintains its principal executive offices at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308. The Company is also authorized to do business in the State of California. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 3, 2005, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

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

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (May 24, 2005) through December 31, 2007, we have incurred a net loss of $(75,271). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

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

         We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock, par value $0.0001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

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

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Control by Management.

Management currently votes approximately 63.25% of all the issued and outstanding common stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence and control over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its officer and director at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of March 7, 2008, there were six holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Redemption of Unregistered Securities

On August 3, 2007 the Company redeemed 243,000 shares of Common Stock from a stockholder for an aggregate purchase price equal to $2,250.00 (the “Redemption”), pursuant to the terms and conditions contained in that certain redemption agreement (the “Redemption Agreement”). Upon consummation of the Redemption, the person was no longer a stockholder of the Company.  The description of the Redemption Agreement is a summary and is qualified in its entirety by the provisions of the Redemption Agreement, a copy of which is attached hereto as Exhibit 10.4.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2007.

On May 26, 2005, the Company sold 2,700,000 shares of Common Stock to five accredited investors (two of whom are officers and directors of the Company), for aggregate cash consideration of $25,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On August 3, 2007, the Company sold an aggregate of 1,400,150 shares of Common Stock to two accredited investors for aggregate proceeds equal to $12,954, pursuant to the terms and conditions contained in those certain common stock purchase agreements by and between the Company and the accredited investors, a copy of which is attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively. As of the date hereof, the Company has 3,857,150 shares of Common Stock issued and outstanding. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 3, 2007, the Company offered and sold to the Company’s existing stockholders (including the two new stockholders) warrants (the “Warrants”) to purchase an aggregate of 3,857,150 shares of Common Stock for aggregate proceeds equal to $17,858.60, pursuant to the terms and conditions set forth in those certain warrant purchase agreements (the “Warrant Purchase Agreements”). The Warrants have an exercise price equal to $0.01. The Warrants are immediately exercisable and terminate on the sixth anniversary of the date of issuance. The Company sold these Warrants under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. A form of the Warrant Purchase Agreement and Warrant are attached hereto as Exhibit 10.3 and Exhibit 4.1, respectively.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on May 24, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements.

SRKP 5, INC.
A Development Stage Company

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SRKP 5, Inc.
Lauderdale by the Sea, FL

We have audited the accompanying balance sheet of SRKP 5, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended and for the period from May 24, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 5, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two year period then ended and for the periods from May 24, 2005 (inception) to December 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

/s/ AJ. Robbins, P.C.
Denver, Colorado
January 17, 2008

SRKP 5, INC.
A Development Stage Company
BALANCE SHEET

December 31,
2007

ASSETS

CURRENT ASSETS:
Cash	$5,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$27,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—
Common stock, $.0001 par value 100,000,000 shares authorized, 3,857,150 issued and outstanding	386
Additional paid-in capital	53,176
(Deficit) accumulated during development stage	(75,271)

Total Stockholders’ Equity (Deficit)	(21,709)

$5,791

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS.

SRKP 5, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	Cumulative from May 24, 2005 (Inception) to December 31, 2007

REVENUE	$—	$—	$—

EXPENSES	27,846	14,534	75,271

NET (LOSS)	$(27,846)	$(14,534)	$(75,271)

NET (LOSS) PER COMMON SHARE-BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,175,541	2,700,000

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS.

SRKP 5, INC.
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid	(Deficit) Accumulated During Development	Total Stockholders’
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Balances, May 24, 2005 (Inception)	-	$-	$-	$-	$-

Sale of common stock on May 26, 2005 at $.009259 per share	2,700,000	270	24,730	-	25,000

Net (loss)	-	-	-	(32,891)	(32,891)

Balances, December 31, 2005	2,700,000	270	24,730	(32,891)	(7,891)

Net (loss)	-	-	-	(14,534)	(14,534)

Balances, December 31, 2006	2,700,000	270	24,730	(47,425)	(22,425)

Repurchase of common stock on August 3, 2007 for $.009259 per share	(243,000)	(24)	(2,226)	-	(2,250)

Sale of common stock on August 3, 2007 for $.009259 per share	243,000	24	2,226	-	2,250

Sale of common stock on August 3, 2007 for $.009259 per share	1,157,150	116	10,588	-	10,704

Sale of warrants to purchase common stock on August 3, 2007 for $.004559 per warrant	-	-	17,858	-	17,858

Net (loss)	-	-	-	(27,846)	(27,846)

Balances, December 31, 2007	3,857,150	$386	$53,176	$(75,271)	$(21,709)

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS.

SRKP 5, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

			Cumulative from
	For the Year	For the Year	May 24, 2005
	Ended	Ended	(Inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(27,846)	$(14,534)	$(75,271)

Net Cash (Used In) Operating Activities	(27,846)	(14,534)	(75,271)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	12,954	-	37,954
Warrants issued for cash	17,858	-	17,858
Advances from Stockholders	17,475	15,000	44,975
Repurchase of common stock for cash	(2,250)	-	(2,250)
Repayment of Stockholders' advances	(17,475)	-	(17,475)

Net Cash Provided by Financing Activities	28,562	15,000	81,062

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	716	466	5,791

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,075	4,609	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,791	$5,075	$5,791

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS.

SRKP 5, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
SRKP 5, Inc. (the Company), a development stage company, was organized under the laws of the State of Delaware on May 24, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

Going Concern and Plan of Operation
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity, and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
A Development Stage Company
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

At December 31, 2007, the only potential dilutive securities were 3,857,150 common stock warrants.   Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the operations of the Company.

NOTE 2 - STOCKHOLDERS' EQUITY

During May 2005, the Company sold for $25,000 cash 2,700,000 shares of its $.0001 par value common stock to various investors.

In August 2007, the Company redeemed and cancelled 243,000 shares of common stock from a shareholder for $2,250, and sold 1,157,150 and 243,000 shares of Common Stock to WestPark Capital Financial Services, LLC (WestPark) and a new shareholder, respectively. The Company sold such shares of Common Stock to WestPark Capital, an affiliate of its officers and directors, for an aggregate purchase price equal to $10,704. The new shareholder purchased his shares of Common Stock for an aggregate purchase price equal to $2,250.  As of December 31, 2007, the Company has 3,857,150 shares of Common Stock issued and outstanding.

In August 2007, the Company offered and sold warrants (the “Warrants”) to the Company’s existing stockholders (including WestPark Capital and the new shareholder), to purchase an aggregate of 3,857,150 shares of Common Stock for aggregate proceeds equal to $17,858, pursuant to the terms and conditions set forth in that certain warrant purchase agreement (the “Warrant Purchase Agreement”).

SRKP 5, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)

The Warrants have an exercise price equal to $0.01. The Warrants are immediately exercisable and terminate in August of 2013.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are immaterial to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $44,975 to pay for operating expenses, of which, $17,475 has been repaid. These funds have been advanced interest free, are unsecured, and are due on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term
Richard A. Rappaport	48	President and Director	May 26, 2005 thru Present
Anthony C. Pintsopoulos	52	Secretary, Chief Financial Officer and Director	May 26, 2005 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital, Inc. is a full service investment banking and securities brokerage firm, which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. From April 1995 through September 1999, Mr. Rappaport was director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., SRKP 16, Inc., SRKP 17, Inc., SRKP 18, Inc. and SRKP 19, Inc., all of which are publicly-reporting, blank check and non-trading shell companies. Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and an M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer at WestPark Capital, Inc. Prior to joining WestPark Capital, Mr. Pintsopoulos was Chief Financial Officer and acting Chief Operating Officer at Joseph, Charles & Associates (JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as Chief Financial Officer, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., SRKP 16, Inc., SRKP 17, Inc., SRKP 18, Inc. and SRKP 19, Inc., all of which are publicly-reporting, blank check and non-trading shell companies. He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On December 20, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is attached hereto as Exhibit 14.1. Requests for copies of the Code of Ethics should be sent in writing to SRKP 5, Inc., Attention: Secretary, 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation

Richard A. Rappaport, President	2007 2006	None None

Director Compensation

We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 7, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Debbie Schwartzberg 800 5th Avenue New York, New York 10065	2,079,000	(1)	42.6%

Richard Rappaport (2) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	2,079,000	(3)	42.6%

Anthony C. Pintsopoulos (4) c/o SRKP 5, Inc. 4737 North Ocean Drive, Suite 207 Lauderdale by the Sea, FL 33308	486,000	(5)	11.9%

Glenn Krinsky 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	270,000	(6)	6.8%

WestPark Capital Financial Services, LLC (7) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	2,314,300	(8)	46.2%

Charles Frisco 117 Belmont Avenue Long Beach, CA 90803	486,000	(9)	11.9%

All Directors and Officers as a Group (2 individuals)	4,879,300		77.5%

(1)	Includes 1,039,500 shares of Common Stock and a warrant to purchase 1,039,500 shares of Common Stock.
(2)	Richard A. Rappaport serves as President and Director of the Company.
(3)
Includes 1,039,500 shares of Common Stock and a warrant to purchase 1,039,500 shares of Common Stock owned by Mr. Rappaport and all of the shares of Common Stock and warrants to purchase Common Stock owned WestPark LLC. Mr. Rappaport, as Chief Executive Officer (“CEO”) and Chairman of WestPark LLC, may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

(4)	Anthony C. Pintsopoulos serves as Secretary, Chief Financial Officer and Director of the Company.

(5)	Includes 243,000 shares of Common Stock and a warrant to purchase 243,000 shares of Common Stock.
(6)	Includes 135,000 shares of Common Stock and a warrant to purchase 135,000 shares of Common Stock.
(7)	Mr. Rappaport serves as CEO and Chairman of WestPark LLC.
(8)	Includes 1,157,150 shares of Common Stock and a warrant to purchase 1,157,150 shares of Common Stock.
(9)	Includes 243,000 shares of Common Stock and a warrant to purchase 243,000 shares of Common Stock.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.

*3.2	By-laws.

**4.1	Form of Warrant.

**10.1	Common Stock Purchase Agreement by and between the Company and accredited investor, dated August 3, 2007.

**10.2	Common Stock Purchase Agreement by and between the Company and accredited investor, dated August 3, 2007.

**10.3	Form of Warrant Purchase Agreement, dated August 3, 2007.

**10.4	Redemption Agreement by and between the Company and stockholder, dated August 3, 2007.

14.1	Corporate Code of Ethics and Conduct, adopted December 20, 2007.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $9,540 for the fiscal year ended December 31, 2007 and $7,490 for the fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006.

Tax Fees

There was $1,060 in fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2007 and $1,000 for the fiscal year ended December 31, 2006.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 5, INC.

Dated: March 7, 2008	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director

Dated: March 7, 2008	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director