Form 10-Q
period 2008-09-30
SRKP 5 INC
filed 2008-10-21
CIK 1335103

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,857,150 shares of common stock, par value $.0001 per share, outstanding as of October 21, 2008.

SRKP 5, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2008 and September 30, 2007, the Nine Months Ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from May 24, 2005 (Inception) to September 30, 2008	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from May 24, 2005 (Inception) to September 30, 2008	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$11,694	$5,791

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$42,500	$27,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 3,857,150 issued and outstanding	386	386
Additional paid-in capital	53,176	53,176
(Deficit) accumulated during development stage	(84,368)	(75,271)

Total Stockholders' Equity (Deficit)	(30,806)	(21,709)

	$11,694	$5,791

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months	Three Months	Nine Months	Nine Months	May 24, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

REVENUE	$—	$—	$—	$—	$—

EXPENSES	2,165	3,088	9,097	10,913	84,368

NET (LOSS)	$(2,165)	$(3,088)	$(9,097)	$(10,913)	$(84,368)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,857,150	3,402,862	3,857,150	2,934,287

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine Months	Nine Months	May 24, 2005
	Ended	Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(9,097)	$(10,913)	$(84,368)

Net Cash (Used In) Operating Activities	(9,097)	(10,913)	(84,368)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	12,953	37,953
Warrants issued for cash	-	17,859	17,859
Advances from Stockholders	15,000	7,475	59,975
Repurchase of common stock for cash	-	(2,250)	(2,250)
Repayment of Stockholders' advances	-	(17,475)	(17,475)

Net Cash Provided by Financing Activities	15,000	18,562	96,062

NET INCREASE IN CASH AND CASH EQUIVALENTS:	5,903	7,649	11,694

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,791	5,075	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,694	$12,724	$11,694

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

At September 30, 2008, the only potential dilutive securities were 3,857,150 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

As of September 30, 2008, the Company has 3,857,150 shares of Common Stock issued and outstanding.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $11,694, comprised exclusively of cash. This compares with assets of $5,791, comprised exclusively of cash, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $42,500, comprised exclusively of monies due to stockholders. This compares to the Company’s liabilities as of December 31, 2007 of $27,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008, the nine months ended September 30, 2007 and for the cumulative period from May 24, 2005 (inception) to September 30, 2008:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For the Cumulative Period from May 24, 2005 (Inception) to September 30, 2008
Net Cash (Used in) Operating Activities	$(9,097)	$(10,913)	$(84,368)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$15,000	$18,562	$96,062
Net Increase in Cash and Cash Equivalents	$5,903	$7,649	$11,694

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $2,165 and $9,097, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For the three and nine months ended September 30, 2007, the Company had a net loss of $3,088 and $10,913, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007 and Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from May 24, 2005 (inception) to September 30, 2008, the Company had a net loss of $84,368, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in August of 2005 and the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Dated: October 21, 2008	SRKP 5, INC.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Financial Officer