Form 10-Q
period 2009-03-31
SRKP 5 INC
filed 2009-04-23
CIK 1335103

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,857,150 shares of common stock, par value $.0001 per share, outstanding as of April 17, 2009.

SRKP 5, INC.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	2

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2009	3
	and March 31, 2008, and for the Cumulative Period from May 24, 2005 (Inception)
	to March 31, 2009

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2009	4
	and March 31, 2008, and for the Cumulative Period from May 24, 2005 (Inception)
	to March 31, 2009

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and	8
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$17,555	$21,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$67,500	$67,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value
100,000,000 shares authorized, 3,857,150 issued and
outstanding, respectively	386	386
Additional paid-in capital	53,176	53,176
(Deficit) accumulated during development stage	(103,507)	(99,198)

Total Stockholders' Equity (Deficit)	(49,945)	(45,636)

	$17,555	$21,864

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months		Three Months		May 24, 2005
	Ended		Ended		(Inception) to
	March 31, 2009		March 31, 2008		March 31, 2009

REVENUE	$—		$—		$—

EXPENSES	4,309		4,999		103,507

NET (LOSS)	$(4,309)		$(4,999)		$(103,507)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,857,150		3,857,150

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Three Months	Three Months	May 24, 2005
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(4,309)	$(4,999)	$(103,507)

Net Cash (Used In) Operating Activities	(4,309)	(4,999)	(103,507)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	-	37,954
Warrants issued for cash	-	-	17,858
Advances from Stockholders	-	-	84,975
Repurchase of common stock for cash	-	-	(2,250)
Repayment of Stockolders' advances	-	-	(17,475)

Net Cash Provided by Financing Activities	-	-	121,062

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	(4,309)	(4,999)	17,555

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	21,864	5,791	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$17,555	$792	$17,555

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

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less

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

At March 31, 2009 and 2008, the only potential dilutive securities were 3,857,150 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

As of March 31, 2009, the Company has 3,857,150 shares of Common Stock issued and outstanding.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $17,555 comprised exclusively of cash.  This compares with assets of $21,864 comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of March 31, 2009 totaled $67,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2008 of $67,500 comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the Cumulative Period from May 24, 2005 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(4,309)	$(4,999)	$(103,507)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$-	$121,062
Net Increase/(Decrease) in Cash and Cash Equivalents	$(4,309)	$(4,999)	$17,555

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (Inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2009, the Company had a net loss of $(4,309), comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in February of 2009. This compares with a net loss of $(4,999) for the three months ending March 31, 2008, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in March of 2008.

For the cumulative period from May 24, 2005 (Inception) to March 31, 2009, the Company had a net loss of $(103,507), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in August of 2005 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB, Form 10-Q, Form 10-KSB, and Form 10-K, respectively.

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

Item 4.  Controls and Procedures.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

SRKP 5, INC.

Dated: April 23, 2009	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: April 23, 2009	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer