Form 10-K
period 2009-12-31
SRKP 5 INC
filed 2010-03-23
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 23, 2010, there were 3,857,150 shares of common stock, par value $.0001, outstanding.

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

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company uses the office space and equipment of WestPark Capital at cost. For the fiscal year ended December 31, 2009, the Company incurred costs of $7,000 for office services. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 23, 2010, there were 8 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2009.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $15,202 comprised exclusively of cash.  This compares with assets of $21,864, comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of December 31, 2009 totaled $92,500 comprised exclusively of monies due to stockholders.  This compares with liabilities of $67,500 comprised exclusively of monies due to stockholders, as of December 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2009 and December 31, 2008, and for the cumulative period from May 24, 2005 (Inception) to December 31, 2009.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008	For the Cumulative Period from May 24, 2005 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(31,662)	$(23,927)	$(130,860)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$25,000	$40,000	$146,062
Net Increase (Decrease) in Cash and Cash Equivalents	$(6,662)	$16,073	$15,202

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2009, the Company had a net loss of $31,662, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2008, the Company had a net loss of $23,927, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the cumulative period from May 24, 2005 (Inception) to December 31, 2009, the Company had a net loss of $130,860 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in August of 2005 and the filing of the Company’s periodic reports.

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

SRKP 5, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
 SUITE 600
DENVER, CO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SRKP 5, Inc.
Lauderdale by the Sea, FL

We have audited the accompanying balance sheets of SRKP 5, Inc.(a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from May 24, 2005 (inception) to December 31, 2009. SRKP 5, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 5, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for the period from  May 24, 2005 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 18, 2010

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$15,202	$21,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$92,500	$67,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	---	---
Common stock, $.0001 par value
100,000,000 shares authorized, 3,857,150 issued and
outstanding, respectively	386	386
Additional paid-in capital	53,176	53,176
(Deficit) accumulated during development stage	(130,860)	(99,198)

Total Stockholders' Equity (Deficit)	(77,298)	(45,636)

	$15,202	$21,864

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative from
			May 24, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUE	$ ---	$ ---	$ ---

EXPENSES	31,662	23,927	130,860

NET (LOSS)	$(31,662)	$(23,927)	$(130,860)

NET (LOSS) PER COMMON SHARE-BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,857,150	3,857,150

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				(Deficit)
				Accumulated
				During	Total
		Common Stock	Additional Paid	Development	Stockholders’
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Balances, May 24, 2005 (Inception)	-	$-	$-	$-	$-

Sale of common stock on May 26, 2005 at $.009259 per share	2,700,000	270	24,730	-	25,000

Net (loss)	-	-	-	(32,891)	(32,891)

Balances, December 31, 2005	2,700,000	270	24,730	(32,891)	(7,891)

Net (loss)	-	-	-	(14,534)	(14,534)

Balances, December 31, 2006	2,700,000	270	24,730	(47,425)	(22,425)

Repurchase of common stock on August 3, 2007 for $.009259 per share	(243,000)	(24)	(2,226)	-	(2,250)

Sale of common stock on August 3, 2007 at $.009259 per share	243,000	24	2,226	-	2,250

Sale of common stock on August 3, 2007 at $.009259 per share	1,157,150	116	10,588	-	10,704

Sale of warrants to purchase common stock on August 3, 2007 for $.004559 per warrant.	-	-	17,858	-	17,858

Net (loss)	-	-	-	(27,846)	(27,846)

Balances, December 31, 2007	3,857,150	386	53,176	(75,271)	(21,709)

Net (loss)	-	-	-	(23,927)	(23,927)

Balances, December 31, 2008	3,857,150	386	53,176	(99,198)	(45,636)

Net (loss)	-	-	-	(31,662)	(31,662)

Balances, December 31, 2009	3,857,150	$386	$53,176	$(130,860)	$(77,298)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
			May 24, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(31,662)	$(23,927)	$(130,860)

Net Cash (Used In) Operating Activities	(31,662)	(23,927)	(130,860)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	-	37,954
Warrants issued for cash	-	-	17,858
Advances from Stockholders	25,000	40,000	109,975
Repurchase of common stock for cash	-	-	(2,250)
Repayment of Stockolders' advances	-	-	(17,475)

Net Cash Provided by Financing Activities	25,000	40,000	146,062

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	(6,662)	16,073	15,202

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	21,864	5,791	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$15,202	$21,864	$15,202

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
SRKP 5, Inc. (the Company), a development stage company, was organized under the laws of the State of Delaware on May 24, 2005.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".  The fiscal year end is December 31.

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

Income Taxes
 In accordance with ASC Topic 740, Accounting for Income Taxes, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SRKP 5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes (Continued)

The Company has adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2006 through December 31, 2009 for U.S. Federal Income Tax and for the tax periods ended December 31, 2006 through December 31, 2009 for the State of Delaware Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

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

At December 31, 2009 and 2008, the only potential dilutive securities were 3,857,150 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

As of December 31, 2009, the Company has 3,857,150 shares of Common Stock issued and outstanding.

SRKP 5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital. For the year ended December 31, 2009, the Company incurred costs of $7,000 for these services.  The Company’s President is also the Chief Executive Officer of WestPark Capital. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $109,975 to pay for operating expenses, of which, $17,475 has been repaid. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between January 1, 2010 and March 18, 2010, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

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

As of December 31, 2009, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Richard A. Rappaport	50	President and Director

Anthony C. Pintsopoulos	54	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital is a full service investment banking and securities brokerage firm, which serves the needs of private and public companies worldwide, as well as individual and institutional investors. Mr. Rappaport is the also the CEO and Chairman of WestPark Capital Financial Services LLC.  From April 1995 through September 1999, Mr. Rappaport was director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., SRKP 16, Inc, SRKP 20, Inc., SRKP 23, Inc., SRKP 24, Inc., SRKP 25, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc., SRKP 29, Inc., WRASP 30, Inc., WRASP 31, Inc., and WRASP 32, Inc., all of which are publicly-reporting, blank check and non-trading shell companies.  Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and an M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer of WestPark Capital. He is also the President and Chief Financial Officer of WestPark LLC. Prior to joining WestPark Capital, Mr. Pintsopoulos was Chief Financial Officer and acting Chief Operating Officer at Joseph, Charles & Associates (JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as Chief Financial Officer, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also, he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., SRKP 16, Inc., SRKP 20, Inc., SRKP 23, Inc., SRKP 24, Inc., SRKP 25, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc., SRKP 29, Inc., WRASP 30, Inc., WRASP 31, Inc. and WRASP 32, Inc., all of which are publicly-reporting, blank check and non-trading shell companies.  He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Cash Compensation	Other Compensation

Richard A. Rappaport, President and Director	2009 2008	None None	None None
Anthony C. Pintsopoulos, Secretary, Chief Financial Officer and Director	2009 2008	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 23, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Richard Rappaport and Anthony C. Pintsopoulos, our directors, would not be considered independent as they also serve as executive officers of the Company.

Item 14.  Principal Accounting Fees and Services

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,250 for the fiscal year ended December 31, 2009 and $11,925 for the fiscal year ended December 31, 2008.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009 and for the fiscal year ended December 31, 2008.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $1,855 for the fiscal year ended December 31, 2009 and $1,855 for the fiscal year ended December 31, 2008.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended December 31, 2009 and for the fiscal year ended December 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 5, INC.

Dated: March 23, 2010	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President
Principal Executive Officer

Dated: March 23, 2010	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard A. Rappaport	President and Director	March 23, 2010
Richard A. Rappaport

/s/ Anthony C. Pintsopoulos	Secretary, Chief Financial	March 23, 2010
Anthony C. Pintsopoulos	Officer and Director