Form 10-Q
period 2010-06-30
SRKP 5 INC
filed 2010-07-26
CIK 1335103

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,857,150 shares of common stock, par value $.0001 per share, outstanding as of July 26, 2010.

SRKP 5, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2010 and June 30, 2009 and for the Cumulative Period from May 24, 2005 (Inception) to June 30, 2010	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and June 30, 2009 and for the Cumulative Period from May 24, 2005 (Inception) to June 30, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,029	$15,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$92,500	$92,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 3,857,150 issued and outstanding, respectively	386	386
Additional paid-in capital	53,176	53,176
(Deficit) accumulated during development stage	(145,033)	(130,860)

Total Stockholders' Equity (Deficit)	(91,471)	(77,298)

	$1,029	$15,202

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months	Three Months	Six Months	Six Months	May 24, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

REVENUE	$—	$—	$—	$—	$—

EXPENSES	5,168	3,950	14,173	8,259	145,033

NET (LOSS)	$(5,168)	$(3,950)	$(14,173)	$(8,259)	$(145,033)

NET (LOSS) PER COMMON SHARE-BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,857,150	3,857,150	3,857,150	3,857,150

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Six Months	Six Months	May 24, 2005
	Ended	Ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(14,173)	$(8,259)	$(145,033)

Net Cash (Used In) Operating Activities	(14,173)	(8,259)	(145,033)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	-	37,954
Warrants issued for cash	-	-	17,858
Advances from Stockholders	-	-	109,975
Repurchase of common stock for cash	-	-	(2,250)
Repayment of Stockolders' advances	-	-	(17,475)

Net Cash Provided by Financing Activities	-	-	146,062

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(14,173)	(8,259)	1,029

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,202	21,864	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,029	$13,605	$1,029

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

At June 30, 2010 and 2009, the only potential dilutive securities were 3,857,150 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

In August 2007, the Company offered and sold warrants (the “Warrants”) to the Company’s existing stockholders (including WestPark and the new shareholder), to purchase an aggregate of 3,857,150 shares of Common Stock for aggregate proceeds equal to $17,858, pursuant to the terms and conditions set forth in that certain warrant purchase agreement (the “Warrant Purchase Agreement”). The Warrants have an exercise price equal to $0.01. The Warrants are immediately exercisable and terminate on the earlier of August 2013 or five years from the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company

SRKP 5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – STOCKHOLDERS’ EQUITY (Continued)

As of June 30, 2010 the Company has 3,857,150 shares of Common Stock issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital. For the six months ended June 30, 2010 and 2009, the Company incurred costs of $6,000 and $1,000 for these services, respectively.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is not selected, in the event the Share Exchange is not consummated, may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $1,029 comprised exclusively of cash.  This compares with assets of $15,202, comprised exclusively of cash, as of December 31, 2009.  The Company’s current liabilities as of June 30, 2010 totaled $92,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2009 of $92,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	For the Cumulative Period from May 24, 2005 (Inception) to June 30, 2010
Net Cash (Used in) Operating Activities	$(14,173)	$(8,259)	$(145,033)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$-	$146,062
Net Increase(Decrease) in Cash and Cash Equivalents	$(14,173)	$(8,259)	$1,029

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (Inception) through June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2010, the Company had a net loss of $5,168 and $14,173, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in March of 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed in April of 2010. This compares with a net loss of $3,950 and $8,259 for the three and six months, respectively, ended June 30, 2009, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in February of 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed in April of 2009.

For the cumulative period from May 24, 2005 (Inception) to June 30, 2010, the Company had a net loss of $145,033, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in August of 2005 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB, Form 10-Q, Form 10-KSB, and Form 10-K, respectively.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

SRKP 5, INC.

Dated: July 26, 2010	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: July 26, 2010	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer