Form 10-Q
period 2011-06-30
SRKP 5 INC
filed 2011-08-15
CIK 1335103

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,857,150 shares of common stock, par value $.0001 per share, outstanding as of August 9, 2011.

SRKP 5, INC.

- INDEX –

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	2

	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 and June 30, 2010 and for the Cumulative Period From May 24, 2005 (Inception) to June 30, 2011	4

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and June 30, 2010 and for the Cumulative Period from May 24, 2005 (Inception) to June 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2010.

SRKP 5, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,442	$3,455
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Due to Stockholders	$142,500	$117,500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 3,857,150 issued and outstanding, respectively	386	386
Additional paid-in capital	53,176	53,176
(Deficit) accumulated during development stage	(180,620)	(167,607)
Total Stockholders' Equity (Deficit)	(127,058)	(114,045)
	$15,442	$3,455

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative from May 24, 2005 (Inception) to June 30, 2011
REVENUE	$—	$—	$—	$—	$—
EXPENSES	4,000	5,168	13,013	14,173	180,620
NET (LOSS)	$(4,000)	$(5,168)	$(13,013)	$(14,173)	$(180,620)
NET (LOSS) PER COMMON SHARE-BASIC	*	*	*	*
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,857,150	3,857,150	3,857,150	3,857,150

*	Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 5, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative from May 24, 2005 (Inception) to June 30, 2011
CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(13,013)	$(14,173)	$(180,620)
Net Cash (Used In) Operating Activities	(13,013)	(14,173)	(180,620)
CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	37,954
Warrants issued for cash	-	-	17,858
Advances from Stockholders	25,000	-	159,975
Repurchase of common stock for cash	-	-	(2,250)
Repayment of Stockholders' Advances	-	-	(17,475)
Net Cash Provided by Financing Activities	25,000	-	196,062
NET INCREASE IN CASH AND CASH EQUIVALENTS:	11,987	(14,173)	15,442
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,455	15,202	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,442	$1,029	$15,442

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

SRKP 5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2007 through December 31, 2010 for U.S. Federal Income Tax and for the tax periods ended December 31, 2007 through December 31, 2010 for the State of Florida Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2011.

The Company does not have any unrecognized tax benefits as of June 30, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of June 30, 2011 and 2010.

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

At June 30, 2011 and 2010, the only potential dilutive securities were 3,857,150 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

As of June 30, 2011 the Company has 3,857,150 shares of Common Stock issued and outstanding.

SRKP 5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital. For the three months ended June 30, 2011 and 2010, the Company incurred $2,000 and $3,000 for these services, respectively.  For the six months ended June 30, 2011 and 2010, the Company incurred costs of $5,000 and $6,000 for these services, respectively.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

Since inception through June 30, 2011 certain stockholders have advanced the Company $159,975 to pay for operating expenses, of which, $17,475 has been repaid. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2011, the Company repaid $14,000, to certain stockholders for advances that were interest free, unsecured, and due on demand.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $15,442 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $15,442 comprised exclusively of cash. This compares with assets of $3,455, comprised exclusively of cash, as of December 31, 2010.  The Company’s current liabilities as of June 30, 2011 totaled $142,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2010 of $117,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For the Cumulative Period from May 24, 2005 (Inception) to June 30, 2011
Net Cash (Used in) Operating Activities	$(13,013)	$(14,173)	$(180,620)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$25,000	$-	$196,062
Net Increase (Decrease) in Cash and Cash Equivalents	$11,987	$(14,173)	$15,442

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (Inception), through June 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2011, the Company had a net loss of $4,000 and $13,013, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K. This compares with a net loss of $5,168 and $14,173 for the three and six months ended June 30, 2010, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the cumulative period from May 24, 2005 (Inception) to June 30, 2011, the Company had a net loss of $180,620, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company the filing of the Company’s Registration Statement on Form 10-SB in August of 2005 and the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and Annual Reports on Form 10-KSB and Form 10-K.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on August 3, 2005, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRKP 5, INC.

Dated: August 15, 2011	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: August 15, 2011	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer Principal Financial Officer