Form 10-Q
period 2011-09-30
Protea Biosciences Group, Inc.
filed 2011-11-14
CIK 1335103

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51474

Protea Biosciences Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2903252
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	Number)

955 Hartman Run Road, Morgantown, West Virginia 26507
(Address of principal executive offices)

(304) 292-2226
(Registrant’s telephone number, including area code)

SRKP 5, Inc.
4737 North Ocean Drive, Suite 207
Lauderdale by the Sea, Florida 33308
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,761,498 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2011.

PROTEA BIOSCIENCES GROUP, INC.

- INDEX -

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

The results for the period ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2011, as amended on November 14, 2011.

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
See Accompanying Notes to Financial Statements

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$656,988	$410,696
Restricted cash	49,947	49,893
Trade accounts receivable	92,181	50,651
Other receivables	972,185	635,999
Inventory	262,857	267,065
Prepaid expenses	105,784	65,970
Total current assets	2,139,942	1,480,274

Property and equipment, net	3,071,869	3,095,704

Other noncurrent assets	37,927	22,122

Total Assets	$5,249,738	$4,598,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities on long term debt	$425,446	$369,548
Trade accounts payable	1,321,105	1,842,767
Bank line of credit	3,000,000	3,000,000
Loan payable to shareholder	-	500,000
Other payables and accrued expenses	437,831	253,664
Total current liabilities	5,184,382	5,965,979

Long term debt - net of current portion	2,269,146	5,070,064

Commitments and contingencies (see Notes)

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares
authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 100,000,000 shares
authorized; 26,681,498 and 18,652,378 shares issued
shares outstanding at September 30, 2011 and December 31, 2010)	2,668	18,652
Additional paid in capital	32,251,463	19,923,290
Stock subscriptions receivable ( 2010 - 286,667 at $1.50)	-	(430,000)
Deficit accumulated during development stage	(34,429,932)	(25,946,087)
Accumulated other comprehensive (loss)	(27,989)	(3,798)
Total Stockholders' Equity (deficit)	(2,203,790)	(6,437,943)

Total Liabilities and Stockholders' Equity	$5,249,738	$4,598,100

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations and Total Comprehensive Loss (Unaudited)
See Accompanying Notes to Financial Statements

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Period from July 13, 2001 (date of inception) to September 30,
For the years ended December 31:	2011	2010	2011	2010	2011

Revenue	$215,379	$131,247	$541,474	$554,606	$2,487,051
Selling, general, administrative expenses	(1,457,330)	(1,228,954)	(4,023,947)	(3,507,688)	(19,431,322)
Research and development expense	(1,195,618)	(1,530,265)	(4,349,896)	(3,845,945)	(16,108,851)
Loss from operations	(2,437,569)	(2,627,972)	(7,832,369)	(6,799,027)	(33,053,122)

Other income (expense):
Interest and exchange income (expense)	942	144	6,979	1,166	50,437
Interest expense	(414,455)	(78,930)	(658,455)	(227,447)	(1,417,428)
Gain on debt settlement	-	-	-	-	13,834
Loss on asset disposal	-	-	-	-	(23,653)
Total other income (expense)	(413,513)	(78,786)	(651,476)	(226,281)	(1,376,810)

Loss before income taxes	(2,851,082)	(2,706,758)	(8,483,845)	(7,025,308)	(34,429,932)
Income taxes	-	-	-	-	-

Net loss	(2,851,082)	(2,706,758)	(8,483,845)	(7,025,308)	(34,429,932)
Foreign currency translation adjustment	12,350	(32,159)	(24,191)	(10,530)	(27,989)
Total comprehensive loss	$(2,838,732)	$(2,738,917)	$(8,508,036)	$(7,035,838)	$(34,457,921)

Net loss per share - basic and diluted	$(0.13)	$(0.16)	$(0.38)	$(0.43)	$(3.65)

Weighted average number of shares
outstanding - basic and diluted	22,676,938	17,292,374	22,666,938	16,360,707	9,443,117

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
See Accompanying Notes to Financial Statements

	Common Stock Par Value $.0001 (1)		Additional Paid in Capital Common	Stock Subscription	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Stock	Receivable	Stage	Income	(Deficit)
December 31, 2010	18,652,378	$18,652	$19,923,290	$(430,000)	$(25,946,087)	$(3,798)	$(6,437,943)

Issuance of stock for cash prior to Reverse Merger	545,667	546	817,954	-	-	-	818,500
Subscribed stock prior to Reverse Merger	-	-	-	430,000	-	-	430,000
Stock warrants issued as part of convertible debentures	-	-	852,995	-	-	-	852,995
Stock issued upon conversion of convertible debentures	5,808,787	5,809	7,869,982	-	-	-	7,875,791
Change in Par Value upon completion of Reverse Merger	-	(22,506)	22,506	-	-	-	-
Stock issued upon conversion of convertible debentures	1,033,333	103	1,549,897	-	-	-	1,550,000
Issuance of stock for cash	641,333	64	961,936	-	-	-	962,000
Stock-based compensation expense	-	-	252,903	-	-	-	252,903
Net loss	-	-	-	-	(8,483,845)	-	(8,483,845)
Foreign currency translation adjustment	-	-	-	-	-	(24,191)	(24,191)
September 30, 2011	26,681,498	$2,668	$32,251,463	$-	$(34,429,932)	$(27,989)	$(2,203,790)

Footnote:
(1) Prior to September 2, 2011, the Company's Par Value was $.001.

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows (Unaudited)
See Accompanying Notes to Financial Statements

	For the Nine Months Ended September 30,		Period from July 13, 2001 (date of inception) to September
For the period ended September 30,	2011	2010	30, 2011

Cash flows from operating activities:
Net loss	$(8,483,845)	$(7,025,308)	$(34,429,932)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	943,612	508,083	3,053,376
Non-cash compensation	252,903	210,285	1,165,461
Issuance of common stock and warrants for services	-	-	529,138
Issuance of common stock for accrued interest	258,181	-	461,200
Accretion of convertible debenture discount	132,689	-	139,834
Loss on disposal of fixed assets	-	-	23,653
Loss on foreign currency translation	(24,191)	(10,530)	(27,989)
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(41,530)	(331,840)	(92,181)
Prepaid expenses	(39,814)	230	(105,884)
Other receivables	148,009	(188,674)	(510,112)
Inventory	4,208	(27,315)	(262,857)
Increase (decrease)
Trade accounts payable	(521,662)	1,535,054	1,321,106
Other payables and accrued expenses	184,167	1,884,972	437,830

Net cash used in operating activities	(7,187,273)	(3,445,043)	(28,297,357)

Cash flows from investing activities:
Movement in restricted cash	(54)	(65)	(49,947)
Purchase of and deposits on equipment	(636,652)	(2,367,863)	(3,478,077)
Proceeds from sale of equipment	-	-	47,450
Net cash used in investing activities	(636,706)	(2,367,928)	(3,480,574)

Cash flows from financing activities:
Net advances on bank line of credit	-	-	3,000,000
Proceeds from sale of common stock	1,710,500	3,849,951	19,457,889
Proceeds from long-term debt	6,655,000	1,000,000	11,040,000
Repayment of long-term debt	(295,229)	146,413	(1,058,583)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	8,070,271	4,996,364	32,434,919

Net increase (decrease) in cash	246,292	(816,607)	656,988

Cash, beginning of period	410,696	1,154,693	-

Cash, end of period	$656,988	$338,086	$656,988

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$267,584	$227,447	$799,176

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through finance company debt	$365,870	$121,160	$2,801,017
Debt converted to company stock	$9,425,791	$-	$9,628,710
Stock subscription	$500,000	$-	$1,035,000

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

1.	Description of Company and Nature of Business

Protea Biosciences Group, Inc. (“Protea” or the “Company”, which term shall include any subsidiaries) was incorporated in the state of Delaware on May 24, 2005.  Pursuant to an Agreement and Plan of Merger, dated September 2, 2011 (the “Merger Agreement”), by and among the Company, Protea Biosciences, Inc. ("PBI"), and SRKP 5 Acquisition Corp., a wholly-owned subsidiary of the Company (“MergerCo”), PBI merged with and into MergerCo, with PBI continuing as the surviving entity (the “Reverse Merger”).  Upon the closing of the Reverse Merger, the Company changed its name from “SRKP 5, Inc.” to “Protea Biosciences Group, Inc.” and became the parent company of PBI.

PBI is an emerging biotechnology company incorporated in Delaware in July 2001, and based in Morgantown, West Virginia. The Company is engaged in developing and commercializing proprietary life science technologies, products and services that are used to recover and identify proteins in biological samples.  Through its wholly-owned French subsidiary, it has a joint development arrangement with Laboratoires Mayoly Spindler SAS to develop and market a recombinant biopharmaceutical product.

The interim consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2011, the results of operations for the three- and nine-month periods ended September 30, 2011 and September 30, 2010, and the cash flows for the nine-month periods ended September 30, 2011 and September 30, 2010. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2010, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the Company's financial statements and notes included in the Company’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2011, as amended.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at September 30, 2011 of approximately $34 million and at December 31, 2010 of approximately $26 million. The Company has funded its activities to date almost exclusively from debt and equity financings.  The Company will continue to require substantial funds to advance the research and development of its core technologies, to continue to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue clinical trials of its recombinant pharmaceutical compound.

Management’s plans to meet its operating cash flow requirements include raising additional funds from equity or debt. The Company intends to seek additional capital through sales of equity securities or convertible debt and, if appropriate, to develop corporate development partnerships to advance its drug and technology development activities for sharing the costs of development and commercialization. The Company may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to theirs.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, it has no committed sources of funding and is not assured that additional funding will be available to them.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Protea Biosciences Group, Inc. and its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Enterprise

The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, research and development activities and developing markets.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Reclassification

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the prior periods to be consistent with the presentation in the Consolidated Financial Statements for the nine-months ended September 30, 2011.  These included the reclassification of certain revenue and expense items within the Consolidated Statement of Operations, and the reclassification of deposits to property and equipment.  None of these reclassifications had an impact on previously reported assets, liabilities, net income, or cash flow.

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at September 30, 2011 and December 31, 2010:

	Sept. 2011	Dec. 2010
French government R&D credit	$401,075	$389,954
French VAT receivable	66,612	140,929
QTDP Grant	-	96,580
Stock subscription receivable	500,000	-
Other	4,498	8,536
Other receivables - current	$972,185	$635,999

Deposits	17,132	-
Employee loan	20,795	22,122
Other receivables - noncurrent	$37,927	$22,122

Comprehensive Loss

For the period from inception through September 30, 2011, the Company has a translation loss that is reported as other comprehensive loss and is included in the Statement of Operations and Comprehensive Loss in the financial statements.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 14,024,000 and 10,719,000 at September 30, 2011 and December 31, 2010, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

In June 2011, new guidance was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance is effective for fiscal years that begin after December 15, 2011. Adoption of this standard will not have an impact on the Company’s results of operations or financial position.

New guidance was issued pertaining to the disclosure of supplementary pro forma information for business combinations. The new rule specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this standard will not have an impact on the company’s results of operations or financial position.

3.	Bank Line of Credit

In August of 2009, the Company took out a line of credit that is authorized to $3,000,000 and payable on demand.  The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%.  The line of credit is subject to an annual review and certain covenants.  At September 30, 2011 and December 31, 2010, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met.  Borrowings under the line are secured by the personal guarantee of four board members.

4.	Loan Payable

In December of 2010, the Company borrowed $500,000 from a board member.  This loan had no formal terms and repayment could be expected on demand.  In March of 2011, the Company borrowed $250,000 from a board member.  This loan had no formal terms and repayment could be expected on demand.  Both loans were exchanged for convertible debentures prior to September 30, 2011.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

5.	Long-term Debt

1)	Note Payable to the West Virginia Development Office

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the West Virginia Development Office.  The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment.

2)	Note Payable to Finance Company

In July 2007, the Company obtained a 5-year loan in the amount of $28,726 from a finance company.  The note bears interest at 6.99% with monthly principal and interest payments of $569 through July 2012.  The note is secured by a vehicle.

3)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

The Company has a convertible loan in the amount of $100,000 from the West Virginia Jobs Investment Trust Board, with an extended maturity date of March 31, 2013.  The note bears interest at 10%, which may be deferred until maturity, and is secured by all Company assets.  The note was initially issued with a stock warrant for $50,000 that was exercised in 2007 (see Note 9, Stock Warrants).  The note contains a conversion feature that allows the holder the right, but not an obligation, to convert all outstanding principal and accrued interest into common stock at the market price at time of conversion.  The Company has extended the maturity date of the note several times, each time converting then accrued interest into common shares.  As a result of these deferrals, in October 2007, $35,458 of accrued interest was converted to 44,322 shares of common stock at $.80 per share.  In 2009, $22,521 of accrued interest was converted to 15,014 shares of common stock at $1.50 per share.  In 2011, the note was converted into 66,667 shares of common stock at $1.50 per share.

4)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

The Company has a convertible loan in the amount of $250,000 from the West Virginia Job Investment Trust Board, with an extended maturity date of March 31, 2013.  The note bears interest at 8%, which may be deferred until maturity, and is secured by all Company assets.  The note was initially issued with a stock warrant for 25,000 shares that was exercised in 2007 (see Note 9, Stock Warrants). The note contains a conversion feature that allows the holder the right, but not an obligation, to convert all outstanding principal and accrued interest into common stock at the market price at time of conversion.  The Company has extended the maturity date of the note several times, each time converting then accrued interest into common shares.  As a result of these deferrals, in October 2007, $100,000 of accrued interest was converted to 125,000 shares of common stock at $.80 per share.  In 2009, $45,041 of accrued interest was converted to 30,028 shares of common stock at $1.50 per share.  In 2011, the note was converted into 166,667 shares of common stock at $1.50 per share.

5)	Note Payable to the West Virginia Economic Development Authority

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the West Virginia Economic Development Authority.  The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by equipment costing $569,812.

6)	Note Payable to the West Virginia Infrastructure and Jobs Development Council

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the West Virginia Infrastructure and Jobs Development Council.  The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by equipment costing $569,812.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

5.	Long-term Debt (continued)

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In October 2009, the Company obtained $600,000 against a $1,200,000 available credit on a 7-year convertible note from the West Virginia Job Investment Trust Board.  In April 2010, it obtained the remaining $600,000. The note bears interest at 6% providing for monthly interest-only payments starting December 2009 through November 2011, then interest and principal payments starting December 2011 through December 2016 at which time the note is due and payable. The note includes a stock warrant for 300,000 shares (see Note 9, Stock Warrants). In 2011, the note was converted into 800,000 shares of common stock at a price of $1.50 per share.

8)	Note Payable to the West Virginia Economic Development Authority

In October 2010, the Company obtained a 10-year note in the amount of $900,000 from the West Virginia Economic Development Authority. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248.

9)	Note Payable to the West Virginia Infrastructure & Jobs Development Council

In December 2010, the Company obtained a 10-year note in the amount of $900,000 from the West Virginia Infrastructure & Jobs Development Council.  The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249.

10)	Convertible Debentures

Between November and December 2010, the Company sold thirteen (13) $100,000 Convertible Debentures.  The debentures bear interest at 6% providing for semi-annual payments of interest only and a balloon payment of principal on maturity (subject to conversion).  For the first quarter of 2011, the Company sold an additional 19 debentures, and in the second quarter, the Company sold an additional 52.55 debentures.  The maturity of the debenture is three years from the date of closing.  Conversion to Common stock is at a fixed rate of $1.50 per share.  Each $100,000 Debenture also includes a warrant (see Note 9, Stock Warrants).  In 2011, as a function of the Reverse Merger, the Convertible Debentures and their related accrued interest were converted into 5,808,786 shares of common stock at $1.50.

11)	Capital Leases

In March 2010, the Company acquired a 3D printer from Stratasys under a 36-month capital lease at an imputed interest rate of 2.9%.  The monthly payments, including principal and interest, continue through March 2013.    The note is secured by equipment costing $122,440.  In May 2011, the Company acquired a new VOIP phone system under a 36-month capital lease with Cisco at an imputed interest rate of 7.2%.  The monthly payments, including principal and interest, continue through April 2014.    The note is secured by the equipment costing $90,120.  In May 2011, the Company acquired a new LTQ Velos Mass Spec under a 36-month capital lease with Thermo Fisher at an imputed interest rate of 8.0%.  The monthly payments, including principal and interest, continue through May 2014.  The note is secured by the equipment costing $275,000.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

5.	Long-term Debt (continued)

	Sept. 2011	Dec. 2010
1) Note Payable to the WV Development Office	$335,133	$402,488

2) Note Payable to Finance Company	4,972	9,691

3) Convertible Promissory Note Payable to the WVJITB	-	100,000

4) Convertible Promissory Note Payable to the WVJITB	-	250,000

5) Note Payable to the WVEDA	197,952	213,877

6) Note Payable to the WVIJDC	196,504	212,828

7) Convertible Promissory Note Payable to the WVJITB	-	1,200,000

8) Note Payable to WVEDA	822,607	887,289

9) Note Payable to WVIJDC	834,214	892,181

10) Convertible Debentures	-	1,182,918

11) Capital leases	303,210	88,340

Total	2,694,592	5,439,612
Less: current portion	(425,446)	(369,548)

Long-term portion	$2,269,146	$5,070,064

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2011 (Oct to Dec)	$100,196
2012	$434,722
2013	$413,883
2014	$349,659
2015	$251,941
2016	$234,412

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

6.	Common Stock

The Company is authorized to issue a total of 110,000,000 shares of stock, of which 100,000,000 shares are designated Common Stock and 10,000,000 shares are designated Preferred Stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held.  Holders of Common Stock do not have cumulative voting rights.  Common Stock issues are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (not incl. Def financing, warrants portion of CDs & Stock Options)
Dec. 2010 Balance	18,652,378	$.001	various	$18,422,965	$529,138	$18,652	$18,933,451
Jan-Sept. 2011	1,187,000	.0001	1.50	1,780,500	-	610	1,797,168
Debt to Equity conversions	6,842,120	.0001	1.50	10,263,180	-	5,912	10,272,874
Change in Par Value upon completion of Reverse Merger						(22,506)	22,506
Total	26,681,498			$30,466,645	$529,138	$2,668	$31,025,999

7.	Preferred Stock

The Company is authorized to issue Preferred Stock, in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board may, from time to time, determine.  No shares of the Preferred Stock have been issued.

8.	Stock Options and Stock-based Compensation

In 2002, the Board of Directors of PBI adopted the 2002 Equity Incentive Plan (the "Plan") that governs equity awards to employees, directors and consultants of the company. Under the Plan, 450,000 shares of common stock were reserved for issuance. In 2006, the Board of PBI approved an amendment to the Plan that reserved an additional 800,000 shares of common stock for issuance under the Plan.  In 2009, PBI's Board of Directors approved an amendment to the Plan by authorizing an additional 400,000 shares of common stock.  In 2010, PBI's Board of Directors approved an amendment to the Plan that reserved an additional 2,000,000 shares of common stock. In 2011, PBI's Board of Directors approved an amendment to the Plan that reserved an additional 500,000 shares of common stock to bring the total shares reserved for issuance to 4,150,000.  Following the Reverse Merger, and in accordance with the Plan, the Company's Board of Directors approved the substitution of the shares of PBI's common stock underlying the options granted under the Plan with shares of Common Stock of the Company, subject to any further approvals or actions as may be required to ensure that the implementation of the substitution is in accordance with all state and federal rules and regulations that may be applicable.

The types of awards permitted under the Plan include qualified incentive stock options (ISO) and non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

8.	Stock Options and Stock-based Compensation (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	2,950,000	$1.39	4.88
Granted	961,000	$1.50
Exercised	-
Cancelled or expired	75,000	$1.50
Outstanding at September 30, 2011	3,836,000	$1.39
Exercisable at December 31, 2010	1,599,438	$1.29	4.01
Exercisable at September 30, 2011	2,287,854	$1.31	3.64

The following table summarizes information about stock options at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	80,000			80,000
$0.80	320,000			320,000
$1.25	510,000			510,000
$1.50	2,926,000			1,377,854
$0.80 - $1.50	3,836,000	4.41	$1.39	2,287,854	$1.31

At September 30, 2011 the total aggregate intrinsic value for both options currently exercisable and options outstanding was $431,500. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $1.50 as of September 30, 2011. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.  During the nine months ended September 30, 2011 and 2010, no options were exercised.

The following table summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2010	1,350,562	$0.466
Granted	961,000	$0.422
Forfeited	46,666	$0.388
Vested	716,750	$0.489
Nonvested at September 30, 2011	1,548,146	$0.436

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

8.	Stock Options and Stock-based Compensation (continued)

The fair value of non-vested options to be recognized in future periods is $674,397, which is expected to be recognized over a weighted average period of 2 years. The total fair value of options vested during the nine months ended September 30, 2011 was $252,903 and vested during the year ended December 31, 2010 was $295,573.

Stock-based compensation expense is as follows:
	Sept. 2011	Dec. 2010
Selling, general, and administrative expense	$189,677	$220,725
Research and development expense	63,226	74,848
Total stock-based compensation expense	$252,903	$295,573

The weighted average grant-date fair value of options granted during the nine-month period ended September 30, 2011 was $0.422 and for the year ended December 31, 2010 was $0.455 per option.  The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Period ended,
	Sept. 2011	Dec. 2010
Risk-free interest rate	1.43%	3.36%
Volatility factor	22.64%	21.42%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

9.	Stock Warrants

In March 2004, the Company issued a stock warrant related to a note payable (see Note 5, Long-term Debt).  The warrant entitles the holder to purchase preferred stock for $50,000 at the lowest dollar amount paid by other purchasers of the preferred stock.  There have been no offerings of preferred stock by the Company.  The warrant is exercisable from date of issuance through the expiration date of  March 2016.  Upon expiration of the preferred stock warrant, the holder has 90 days (through June 2016) to purchase $50,000 of common stock at the lesser of the price paid by investors in the Company's most recent financing or the average price paid per share by all shareholders owning common stock prior to the current issuance.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

9.	Stock Warrants (continued)

In February 2005, the Company issued a stock warrant related to a note payable (see Note 5, Long-term Debt).  The warrant entitles the holder to purchase preferred stock for $125,000 at the lowest dollar amount paid by other purchasers of the preferred stock.  There have been no offerings of preferred stock by the Company.  The warrant is exercisable from date of issuance through the expiration date of  February 2017.  Upon expiration of the preferred stock warrant, the holder has 90 days (through May 2017) to purchase $125,000 of common stock at the lesser of the price paid by investors in the Company's most recent financing or the average price paid per share by all shareholders owning common stock prior to the current issuance.

In 2008, the Company issued stock warrants related to common stock issuances.  The warrants are exercisable for five years from date of issuance.  The warrants allows the holder the ability to purchase an additional share of common stock for every share purchased in connection with the warrant.  The exercise price is $2.00 per share.

In October 2009, the Company issued stock warrants related to a note payable (see Note 5, Long-term Debt).  The warrants are exercisable for five years from date of issuance.  The warrant allows the holder the ability to purchase 300,000 shares of common stock.  The exercise price is $2.00 per share.

In November 2009, the Company issued stock warrants to four board members in exchange for personal guarantees on a bank line of credit (See Note 3, Bank Line of Credit).  The warrants are exercisable for five years from date of issuance.  The warrant allows the four holders the ability to purchase an additional 375,000 shares of common stock.  The exercise price is $2.00 per share.

In 2009, the Company issued stock warrants related to common stock issuances.  The warrants are exercisable for five years from date of issuance.  The warrant allows the holder the ability to purchase an additional share of common stock for every two shares purchased in connection with the warrant.  The exercise price is $2.00 per share.

In 2010, the Company issued stock warrants related to common stock issuances.  The warrants are exercisable for five years from date of issuance.  The warrant allows the holder the ability to purchase an additional share of common stock for every two shares purchased in connection with the warrant.  The exercise price is $2.00 per share.

In 2010 and 2011, the Company issued stock warrants in connection with the issuance of convertible debentures (see Note 5, Long-term Debt).  Each $100,000 debenture included the issuance of one warrant, which is exercisable for five years from date of issuance.  The modified terms of the warrant allowed the holder the ability to purchase an additional 50,000 shares of common stock at $2.00 per share.  The fair value of these warrants was estimated at $977,222, which was recorded as a discount to the face amount of the convertible debentures, and was to be accreted over 3 years.  Accretion expense was $77,447 and $132,689 for the three and nine month periods ended September 30, 2011, respectively, and is included as Interest expense within the Statement of Operations.  All of the convertible debentures were converted at carrying value into shares of common stock in connection with the Reverse Merger, and thus no further accretion expense will be recorded.

As of September 30, 2011, warrants to purchase 11,391,005 shares of common stock were outstanding and exercisable.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

10.	Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components.  The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns.

The Company adopted ASC 740-10 effective January 1, 2007. The adoption of ASC 740-10 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no changes to unrecognized tax benefits during 2010 or the first six months of 2011. The tax years 2006 through 2010 remain open to review by various taxing authorities.

Deferred income taxes are provided for the temporary differences between the carrying values of the Company’s assets and liabilities for financial reporting purposes and their corresponding income tax basis.  These temporary differences are primarily attributable to a net operating loss, which, due to income tax laws and regulations, become taxable or deductible in different years than their corresponding treatment for financial reporting purposes.  The temporary differences give rise to either a deferred tax asset or liability in the financial statements, which is computed by applying statutory tax rates to taxable or deductible temporary differences based upon the classification (i.e., current or noncurrent) of the asset or liability in the financial statements which relate to the particular temporary difference.  Deferred taxes related to differences that are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes.

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset.  Net operating loss carry forwards start to expire beginning 2021 for both federal and state purposes.  The net operating tax loss carry forward totals approximately $31,700,000 and $23,200,000 (per 2010 tax return) at September 30, 2011 and December 31, 2010, respectively.

11.	Lease Commitments

The Company leases its USA facilities under an operating lease beginning February 2005 and extended through December 2012 and its Europe facilities on a two-year lease beginning January 2008 and extended through January 2012, followed by a three-year lease beginning January 2012 through January 2015.  The Company also has three equipment operating leases with terms of 3 to 5 years. Future minimum rental payments are as follows for the year ending December 31: 2011 October to December - $61,581; 2012 - $289,805; 2013 - $87,492; 2014 - $81,110; 2015 - $6,439; and 2016 - $0.

Rent expense totaled $76,764 and $189,095 for the three month and nine month period ended September 30, 2011.

12.	Retirement Plan

The Company provides a 401(k) Profit Sharing Plan for elective deferrals whereby participants can defer up to 100% of their wages not to exceed a maximum dollar amount determined by the Federal Government each year.  The Company, at its discretion, can make matching contributions to the plan.  The Company may also make qualified non-elective contributions to participants who are not highly compensated employees.  All employees meeting age and hours of service requirements are eligible to participate in the Plan after completing one year of service.  Participants become vested in employer contributions on a graduated scale with full vesting after five years.  No company contributions have yet been made.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

13.	Commitments and Contingencies

Legal Proceedings

The Company currently is not a party to any material legal proceeding and has no knowledge of any material legal proceeding contemplated by any governmental authority or third party. In the future, the Company may be subject to claims and legal proceedings which are incidental to normal business operations.

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on our financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of September 30, 2011.

Warranty

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. Generally, the applicable product warranty period is 90 days from the date of delivery of the goods.  The Company provides for estimated warranty costs at the time of the product sale.  As of September 30, 2011, management believes that no warranty allowance is necessary due to a limited sales history and that no goods have historically been returned.

Stock Options

The Company has agreements with one board member and an equity financing consultant for payment of services by stock options.  The board member accrues a stock option for 4,000 shares per month (awarded annually) with an exercise price equal to the current market price.  The equity financing consultant currently receives $12,500 in value of shares per month with an exercise price equal to the current market price.  (The equity financing consultant also receives $5,000 in cash per month and $2,500 in stock grants per month related to this agreement.) Both agreements are cancellable with 90 days notice.

University License Agreements

The Company has agreements with universities related to in-licensed technologies as follows:

AGREEMENT WITH WEST VIRGINIA UNIVERSITY (WVU)

The Company has entered into a License and Exclusive Option to License Agreement with the West Virginia University Research Corporation, a nonprofit West Virginia corporation (“WVURC”) acting for and on behalf of WVU.  Under the terms of this Agreement, the WVURC has granted the Company an exclusive option to license technology from the laboratories of certain WVU principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide.  Under the terms of this Agreement, the Company pays expenses for the preparation, filing and prosecution of related patent

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

13.	Commitments and Contingencies (continued)

AGREEMENT WITH WEST VIRGINIA UNIVERSITY (WVU) (continued)

applications, and the Company will pay royalties on the net revenue resulting from the sale of products and services that utilize the WVU subject technology.

AGREEMENT WITH JOHNS HOPKINS UNIVERSITY (JHU)

In June, 2009, the Company entered into an Exclusive License Agreement with Johns Hopkins University for technology developed in the laboratory of Jennifer Van Eyk, Ph.D., Professor of Medicine, Division of Cardiology, Biological Chemistry and Biomedical Engineering. The technology field is albumin-bound protein complexes and their use in the diagnosis of cardiovascular disease. Under the terms of the license agreement, the Company has the exclusive, worldwide, rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the JHU subject technology.

AGREEMENT WITH GEORGE WASHINGTON UNIVERSITY (GWU)

In March, 2009 the Company entered into an Exclusive License Agreement with George Washington University (Washington D.C.) for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company.  The technology field is LAESI - laser ablation electrospray ionization, a new method of bioanalytical analysis that enables high throughput biomolecule characterization.

AGREEMENT WITH GEORGE WASHINGTON UNIVERSITY (GWU)

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology.

AGREEMENT WITH VIRGINIA TECH

In 2010, the Company entered into an agreement with Virginia Tech (VT) for the exclusive option to license technology in development in the laboratory of Rafael Davalos, Ph.D., which is intended to enable the separation of specific cell populations, such as cancer cells, in blood and other fluids.  It also has a co-exclusive license to the IRAK-1 compound as a regulator of diseases and disorders in the lab of Liwu Li, Ph.D.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

13.	Commitments and Contingencies (continued)

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER

In May, 2009 the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Laboratories Mayoly Spindler SAS (Mayoly), a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1m Euros at the time the Company obtains the first FDA approval for the recombinant Lipase bio therapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the government of France.  As of September 30, 2011 and December 31, 2010, the Company owed approximately $317,000 and $705,000  to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet.

Engineering and Design Services

The Company has about $40,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology.  These amounts relate to ongoing software development, completion of development and design, retrofit of beta units to production standards and production of three additional instruments.  At September 30, 2011, the Company recorded approximately $44,000 in accrued expenses owed to MPR.

14	Subsequent Events

Stock Options

Subsequent to the balance sheet date, 192,333 shares of qualified incentive stock options (ISO) were granted to employees, board members and consultants.  The stock options vest ranging from immediately to over four years with an option price of $1.50 and expire no later than ten years from the date of grant.

2002 Equity Incentive Plan

Subsequent to the balance sheet date and in accordance with the terms of the Plan, the Company's Board of Directors approved the substitution of the shares of PBI's common stock underlying the options granted under the Plan with shares of Common Stock of the Company subject to any further approvals or actions as may be required by the Company or any applicable regulatory authority to ensure that the action is in accordance with all state and federal rules and regulations that may be applicable upon implementation.

Common Stock

Subsequent to the balance sheet date, the Company issued, for aggregate gross proceeds equal to $200,000, 80,000 shares of Common Stock and warrants to purchase 40,000 shares of Common Stock in connection with a private placement offering of units (the “Units”). Each Unit was offered at a purchase price of $100,000 and consisted of 40,000 shares of Common Stock and a warrant to purchase 20,000 shares of Common Stock at an exercise price of $3.25 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Protea Biosciences Group, Inc. (“we”, “us”, “our”, “Protea” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

We were originally incorporated in the State of Delaware on May 24, 2005 under the name "SRKP 5, Inc." as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On September 2, 2011, we completed a merger in accordance with the terms and conditions of an Agreement and Plan of Merger by and among the Company, Protea Biosciences, Inc., a Delaware corporation ("PBI") and SRKP 5 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("SRKP 5"), pursuant to which SRKP 5 merged with and into PBI (the "Merger").  As a result of the Merger, we (i) became the 100% parent of PBI, (ii) assumed the operations of PBI and (iii) changed our name to "Protea Biosciences Group, Inc."

We are an emerging biotechnology company based in Morgantown, West Virginia which operates in the field of bioanalytics. Bioanalytics is the identification and characterization of proteins and other biomolecules, which are the products of all living cells and life forms. We are engaged in developing and commercializing proprietary life science technologies, products and services that are used to recover and identify proteins in biological samples. The Company is applying its technology to the development of a new generation of products and services that enable comprehensive, real-time analysis of living cells, thereby providing data that helps to define normal and disease processes. We believe this will, in turn, support the next generation of medical research and pharmaceutical development. Protea’s technologies seek to enable the discovery and analysis of the proteins and other biomolecules that regulate the biological functions of the human body and all other forms of life. Through our wholly-owned French subsidiary, we have a joint development arrangement with Laboratoires Mayoly Spindler SAS to develop and market a recombinant pharmaceutical product.

LAESI Technology

During the quarter ended September 30, 2011, we completed the development of a novel bioanalytical instrument platform, known as “LAESI” (laser ablation electrospray ionization) and began the commercial offering of the LAESI technology, including LAESI bioanalytical services and instrument systems. This technology enables the direct identification of proteins, lipids and metabolites in tissue, cells and biofluids, such as serum and urine, without any sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. LAESI’s rapid time to results enables analysis of cell samples in real time. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism in real time and across a specific time course, thereby almost immediately obtaining precise data as to the effects of the new drug. LAESI represents new technology, and therefore carries the risk of a disappointing rate of adoption. However, it also affords the Company significant upside if the rate of adoption exceeds expectations. We presently have three fully functional LAESI production units with software packages developed by the Company (LAESI desktop software and ProteaPlotTM). Instrument shipments are projected to commence in the first quarter of 2012.

Bioanalytical Services

Protea offers bioanalytical services for the analysis and identification of both small molecules (e.g. lipids and metabolites) and large molecules (e.g. proteins). The services unit is operated under GLP (Good Laboratory Practices, which are necessary for regulatory submissions and to meet the internal R&D standards of pharmaceutical research clients). The Company believes that it is the first laboratory to offer quantitative protein mass spectrometry services in a GLP regulatory environment.

The Company offers advanced techniques for the analysis of therapeutic proteins (known as biopharmaceuticals) by mass spectrometry, in particular the analysis of modifications to therapeutic proteins that occur in the course of their production by living cells. These modifications include phosphorylation (can activate or deactivate a protein), glycosylation (needed for proper protein folding), and many others. Knowledge of these subtleties of a protein’s structure improves the understanding of the relationship between a protein’s structure and its biological activity. This improved insight can lead to improvements in production methods for therapeutic proteins and improved safety and efficacy for the therapeutic protein.

Antibody-based detection techniques have traditionally been the means to identify proteins. However, antibody methods present challenges of non-specificity, poor reproducibility and in particular the inability to identify subtle changes in protein structure such as phosphorylation status. Protein analysis by mass spectrometry offers improved specificity, sensitivity, and reproducibility. The Company believes that its advanced protein mass spectrometric methods are an important strategic asset, and will be a key component of its future corporate growth.

The Company plans to offer advanced bioanalytical services using its proprietary LAESI technology platform in the fourth quarter of 2011.

Since inception, we have relied primarily on sales of our securities to fund our operations. We have never been profitable and we cannot assure you that we will be profitable in the future. From inception through September 30, 2011, our net loss from operations totaled $34,429,932 and our net loss for the nine month period ending September 30, 2011 totaled $8,483,845. We expect to continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based on our proprietary protein recovery and identification technologies, and to continue clinical trials of our recombinant pharmaceutical compound. We plan to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into additional development partnerships, like our partnership with Laboratoires Mayoly Spindler SAS, to assist us with our drug and technology development activities. We have no committed sources of funding and we cannot assure you that additional funding will be available to us.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenues for the three and nine month periods ended September 30, 2011 were $215,379 and $541,474, respectively. For the same periods in 2010, revenues were $131,247 and $554,606, respectively. Revenues were flat due largely to the Company’s restructuring of its product offering in the second half of 2010, in which 50% of the company’s product offerings were discontinued. Virtually all of the company’s gel-based products were eliminated to focus on mass spectrometry-based products, in particular the LAESI technology, for future product development. The mass spectrometry product lines (mass spectrometry standards and protein sample prep) increased in the same periods, 106% and 141%, respectively.

Selling, general & administrative (SG&A) expenses for the three month period ended September 30, 2011 were $1,457,330, compared to $1,228,954 for the three month period ended September 30, 2010, reflecting an increase of $228,376, or 19%. SG&A expenses for the nine month period ended September 30, 2011 were $4,023,947, compared to $3,507,688 for the comparable period in 2010, reflecting an increase of $516,259, or 15%. The increase in SG&A expenses during the three and nine month periods ended September 30, 2011 was primarily associated with increased legal, consulting and accounting fees, as well as broker commissions.

 Research & development (R&D) expenses for the three month period ended September 30, 2011 were $1,195,618, compared to $1,530,265 for the comparable period in 2010, reflecting a decrease of $334,647, or 22%. R&D expenses for the nine month period ended September 30, 2011 were $4,349,896, compared to $3,845,945 for the comparable period in 2010, reflecting an increase of $503,951, or 13%. The decrease in R&D expenses for the three month period reflects timing of LAESI and Lipase recombinant pharmaceutical development expenses.  The increase in R&D expenses during the nine month period ended September 30, 2011 was primarily associated with increased investment into both the Company’s LAESI program and expansion of their bioanalytical services lab. Depreciation expense related to R&D operations increased about 41% from the 2010 nine month period to $839,120 for the nine month period ended September 30, 2011, due to purchases of new mass spectrometers and related capital equipment.

As a result of the increase in both our selling, general and administrative expenses and our research and development expense, our loss from operations for the nine month period ended September 30, 2011 was $7,832,369, compared to a loss from operations of $6,799,027 for the comparable period in 2010.

Other income (expense) for the three month period ended September 30, 2011 was ($413,513), compared to ($78,786) for the comparable period in 2010, reflecting an increase of ($334,727). For the nine month period ended September 30, 2011, the other income (expense) was ($651,476), compared to ($226,281) for the comparable period in 2010, reflecting an increase of ($425,195). The increase is due to increased interest expense related to additional borrowings to fund both operations and equipment purchases.

After foreign currency translation adjustments of ($24,191) and ($10,530), respectively, we had a total comprehensive loss of $8,508,036 for the nine month period ended September 30, 2011 as compared to a total comprehensive loss of $7,035,838 for the comparable period in 2010.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the sale of debt and equity securities in private placement offerings. Prior to the Merger, we had $8,455,000 in principal amount of 6% Series A Convertible Debentures outstanding. Immediately prior to the closing of the Merger, the debentures were automatically converted into shares of common stock of the Company pursuant to their terms. We have a credit facility of $3 million with Centra Bank, Inc. with a balance of $3 million outstanding as of September 30, 2011. Interest is payable monthly and the loan is due on demand. In 2009 and 2010, we also borrowed a total of $2,285,261 for the purchase of equipment from the West Virginia Economic Development Authority and the West Virginia Water Development Authority.  These loans have 10 year terms and interest rates ranging from 3.25% to 4%.

We will continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based upon our proprietary protein recovery and identification technologies and to continue clinical trials of our recombinant pharmaceutical compound. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly, developing corporate development partnerships to advance our drug and technology development activities for sharing the costs of development and commercialization. We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to raise additional funding.

As of September 30, 2011, we had total current assets equal to $2,139,942 comprised of $656,988 in cash and cash equivalents, $49,947 in restricted cash, $1,064,366 in trade accounts receivable and other receivables, $262,857 in inventory and $105,784 in prepaid expenses.  This compares with total current assets equal to $1,480,274 as of December 31, 2010 comprised of $410,696 in cash and cash equivalents, $49,893 in restricted cash, $686,650 in trade accounts receivable and other receivables, $267,065 in inventory and $65,970 in prepaid expenses. The Company's total current liabilities as of September 30, 2011 were equal to $5,184,382, comprised of $425,446 in current maturities on long term debt, $1,321,105 in trade accounts payable, $3,000,000 in connection with the Centra Bank line of credit and $437,831 in other payables and accrued expenses.  This compares with total current liabilities of $5,965,979 as of December 31, 2010 comprised of $369,548 in current maturities on long term debt, $1,842,767 in trade accounts payable, $3,000,000 in connection with the Centra Bank line of credit, $500,000 in a loan payable to a shareholder and $253,664 in other payables and accrued expenses.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 increased $3,742,230, or 109% from $3,445,043 for the nine months ended September 30, 2010 to $7,187,273.   Net cash used in operating activities during the nine month period ended September 30, 2011 was primarily the result of a net loss of approximately $8.5 million. Net loss was adjusted for non-cash items such as depreciation and amortization of $943,612, non-cash compensation of $252,903, issuance of common stock for accrued interest of $258,181, accretion of convertible debenture discount of $132,689, and loss on foreign currency translation of $24,191. We also had an increase in trade accounts receivable of $41,530 and a net decrease in prepaids and other receivables of $108,195 and a decrease in inventory of $4,208 and a decrease in trade accounts payable of $521,662 and an increase in other payables and accrued expenses of $184,167.

Our working capital deficit at September 30, 2011 was $3,044,440 as compared to a working capital deficit of $4,485,705 at December 31, 2010. The change in working capital of approximately $1,441,265 from December 31, 2010 to September 30, 2011 was primarily attributable to a subscription receivable of $500,000 at September 30, 2011 and settlement of a $500,000 loan payable to a shareholder at December 31, 2010.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011 was $636,706, which was primarily used for deposits on equipment or equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the nine months ended September 30, 2010 was $2,367,928 and was also used for deposits on equipment or equipment purchases.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2011 was $8,070,271, which was the result of the net proceeds of $1,710,500 from the sale of our common stock and proceeds of $6,655,000 from long-term debt. This was offset by $295,229 used in the repayment of long term debt. This compares with cash provided by financing activities during the nine months ended September 30, 2010 equal to $4,996,364, which was the result of the net proceeds of $3,849,951 from the sale of our common stock, proceeds of $1,000,000 from long-term debt, and $146,413 in connection with the repayment of long-term debt.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized upon shipment of the product, which is typically when title passes. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of September 30, 2011 and 2010, we had no deferred revenue that related to future periods.

Shipping and handling costs are included in cost of sales. Shipping and handling costs charged to customers are recorded as revenue in the period the related product sales revenue is recognized.

In 2010, we were awarded $244,479 as a grant of qualified investment in the LAESI project, as it met the requirements of being a qualified therapeutic discovery project (QTDP) under section 48D of the Internal Revenue Code. This amount is included as revenue on the Consolidated Statement of Operations and total comprehensive loss.

Comprehensive Loss

The financial statements of our international subsidiary are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for shareholders’ equity and an average exchange rate for each period of revenues, expenses, and gains and losses. The functional currency of our non-U.S. subsidiary is the local currency. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income. Transactional gains and losses are recorded within operating results.

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred.  In 2011, we received from the State of West Virginia $215,281 as an R&D credit for prior years’ investments.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 14,024,000 and 10,719,000 for the nine month period ended September 30, 2011 and year ended December 31,2010, respectively.

Stock Based Compensation

We follow the provisions of FASB ASC 718, “Stock Based Compensation”. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. Fair value of stock options issued by the Company is estimated using the Black-Scholes option-pricing model. The associated compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

Estimating the fair value for stock options for each grant requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on the volatility of similar entities whose share information is publicly available. The expected term represents the average time that options are expected to be outstanding and is estimated based on the average of the contractual term and the vesting period of the options as provided in SEC Staff Accounting Bulletin 110 as the “simplified” method. The risk-free interest rate for periods approximating the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are zero as we have no plans to issue dividends.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 2 to our financial statements, which are included in this report in Item 1.

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

The Company is in the development stage and its principal executive officer and principal financial officer are continuously evaluating the Company's disclosure controls and procedures to ensure 1) there is prevention or timely detection of any unauthorized acquisition, use or or disposition of the Company's assets that could have a material impact on the its financial statements; and (2) that all transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principals. As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

            Except as described above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2011, in connection with the Merger, the Company issued an aggregate of 25,006,831 shares of Common Stock  and warrants to purchase 11,070,338 shares of Common Stock to the stockholders of PBI in exchange for all of the issued and outstanding shares of PBI common stock and warrants.  The shares of Common Stock were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

On September 30, 2011, the Company issued an aggregate of 1,033,334 shares of Common Stock to the West Virginia Jobs Investment Trust in connection with the conversion of convertible promissory notes in an aggregate principal amount of $1,550,000. The notes were converted at a conversion rate of $1.50 per share. The proceeds were used for working capital purposes. The shares of Common Stock were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

On September 30, 2011, for gross proceeds equal to  approximately $962,000, the Company issued an aggregate of 641,333 shares of Common Stock and warrants to purchase 320,667 shares of Common Stock of the Company to certain investors.  The warrants  are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.  The proceeds were used for working capital purposes. The shares of Common Stock were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

On November 10, 2011, for gross proceeds equal to $200,000, the Company issued an aggregate of 80,000 shares of Common Stock and warrants to purchase 40,000 shares of Common Stock of the Company to certain investors in connection with a private placement offering of units (the “Units”) at a purchase price of $100,000 per Unit. Each Unit included (i) 40,000 shares of Common Stock and (ii) warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.25 per share. The warrants are exercisable any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement covering an offer and sale of Common Stock in which the net cash proceeds to the Company are at least $15,000,000 and (ii) the fifth anniversary date of the date of the warrant. The proceeds were used for working capital purposes. The shares of Common Stock and warrants were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Officer and Director Changes

Effective October 3, 2011, Alessandro Baldi, Ph.D. joined to the Company to serve as Vice President and General Manager.  Dr. Baldi  has over 25 years of experience in separation sciences and mass spectrometry.  Prior to joining the Company, Dr. Baldi served in various capacities for PerkinElmer, Inc., beginning in January 2001, as technology manager for the overall chromatography portfolio driving technology pipeline and leading a team of global support managers, application and technology scientists. In January, 2004, Dr. Baldi moved to a business manager position in liquid chromatography and then in January, 2006 to a business and marketing manager position for the entire chromatography and data systems portfolio responsible for providing strategic directions and program executions. He led a team of product managers, application scientists and coordinate communication and  business activities on a global basis and drove few acquisitions to expand technology portfolio and create new business opportunities. As a result of these activities, in October of 2009, he then became Senior Business Director of Mass Spectrometry, leading the ramp up phase of the business within the organization providing strategic guidelines and organizing the business team on a global basis.  Before joining PerkinElmer in 2001, Dr. Baldi was a part-time Professor at the University of Florence, Dept. of Pharmacy.  He received his Ph.D. in Analytical Chemistry in 1995 from the University of Florence, Italy. Dr. Baldi has been active in the analytical industry for more than 20 years, as a researcher, consultant, teacher and manager, with operating  experience in more than thirty countries.

On October 7, 2011, Milan Puskar a director of the Company passed away and therefore ceased to be a director of the Company.

Unregistered Sales of Equity Securities

The information disclosed in Part II, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1
Merger Agreement, dated as September 2, 2011 by and among Protea Biosciences, Inc., SRKP 5, Inc., and SRKP 5 Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).

10.1
Share Cancellation Agreement dated as of September 2, 2011 by and between the registrant and the persons signatory thereto ((incorporated by reference from Exhibit 10.1 to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: November 14, 2011	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer