Form 10-K
period 2011-12-31
Protea Biosciences Group, Inc.
filed 2012-03-29
CIK 1335103

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number             000-51474

PROTEA BIOSCIENCES GROUP, INC.
(Name of registrant in its charter)

Delaware	20-2903252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

955 Hartman Run Road, Morgantown, West Virginia	26507
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (304) 292-2226

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange
Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $17,714,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 28, 2012, the number of shares of the registrant’s classes of common stock outstanding was 28,650,980.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

—	all the risks inherent in the establishment of any new or early stage company, particularly one in proteomics, biotechnology or other research and development-intensive business;
—

the Company’s absence of significant sales or sales revenues and its limited history of operations including limited manufacturing and sales operations to date, which make it difficult to predict future performance;

—	operations that have required and will continue to require significant financial resources and working capital, without offsetting revenues from sales of products and services;
—

significant competition in the field of proteomics specifically and in biotechnology generally, including from companies that are larger, have greater financial resources, have larger research and development budgets and programs, are more established and have greater market acceptance in the relevant markets;

—

the high rate of technological change or advancement in the field of protein research and biotechnology, and the related risks that innovation by a competitor may render the Company’s products obsolete or less desirable and that obsolescence of a product or service might occur before the product or service can gain market acceptance, significant levels of sales and revenues, or profitability;

—	the risk that the Company will have difficulties executing its intended business plan;

—

the risk that the Company’s research and development efforts will not succeed, or will not succeed in sufficient time, to allow commercialization and sales at levels sufficient to generate revenues in excess of expenses;

—	the need to raise additional capital and/or obtain other additional funding;

—	risks and uncertainties related to intellectual property rights, including the potential for expensive litigation concerning intellectual property issues;
—

risks associated with the fluctuation of potential sales from one quarter compared to other quarters, making it difficult to achieve profitability and to forecast future revenues accurately as to either the timing or amount of revenues;

—	potential barriers, risks, uncertainties and obstacles to the Company’s plans to manufacture its own products;
—

risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed; and

—	other risks over which we have no control.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

PART I

Item 1.          Business

History

Protea Biosciences Group, Inc. (referred to in this report as "Protea", "the Company", "we", "us" and "our") was incorporated under the name SRKP 5, Inc. in the State of Delaware on May 24, 2005 and was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On September 2, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Protea Biosciences, Inc., a Delaware corporation (“PBI”) and SRKP 5 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("MergerCo"). Pursuant to the Merger Agreement, MergerCo merged with and into PBI (the “Merger”). To effectuate the Merger and subject to the right of the PBI stockholders to dissent, each share of PBI common stock was automatically converted into one share of our common stock, all shares of PBI common stock in treasury were canceled and we assumed all of PBI’s rights and obligations for outstanding convertible securities and warrants. Following the Merger, we changed our name to Protea Biosciences Group, Inc.

Overview of Our Business

Protea operates in the field of bioanalytics. Bioanalytics is the identification and characterization of proteins and other biomolecules, which are the products of all living cells and life forms. The Company is applying its technology to the development of a new generation of products and services that enable comprehensive, real-time analysis of living cells, thereby providing data that helps to define normal and disease processes. We believe this will, in turn, support the next generation of medical research and pharmaceutical development. Protea’s technologies seek to enable the discovery and analysis of the proteins and other biomolecules that regulate the biological functions of the human body and all other forms of life. This is a critical area of research, because most biological functions are carried out by proteins, and the discovery of proteins that are associated with specific diseases can lead to the development of new pharmaceuticals, designed to block the proteins’ aberrant biological activities.

Our Business Strategy and Products

The Company applies its core technologies and expertise to the development of products, instruments and services that seek to provide improved capability to the discovery of new proteins and other biomolecules. The Company also seeks to improve the analysis of known biomolecules. To accomplish its commercial objectives, the Company’s operations are organized into two units as follows:

Bioanalytical Product Systems - This unit is responsible for research and development, product manufacturing and quality assurance, including the LAESI technology platform described below.

Bioanalytical Services - This unit is organized as a bioanalytics services business, and offers mass spectrometry-based bioanalytical services for the identification of proteins, metabolites, and other biomolecules, to pharmaceutical, industrial and academic research laboratories.

Bioanalytical Product Systems

The Company’s products are purchased and used primarily by pharmaceutical and academic research laboratories. Our product groups are divided as follows:

Protein sample preparation

This product group encompasses consumable products for the recovery and preparation of protein samples for analysis by mass spectrometry. The product group includes the following:

A family of proprietary reagents, known as surfactants, that can rapidly remove proteins out of biological samples and into liquid phase, preparing them for analysis by mass spectrometry. Our surfactants do not interfere with mass spectrometry analysis, as is the case with currently-available surfactants. Marketed as Progenta™ surfactants, they allow recovery of proteins from cells and other sample types, eliminating sample handling and purification steps that lead to reduced protein yield and poorer quality results by mass spectrometry. Our surfactants are available in a variety of forms, to accommodate most classes of proteins.

Single use products for capturing albumin protein in serum. More than 80% of all protein circulating in our bloodstream is human serum albumin (HSA). Our products allow the capture of intact HSA with >99% recovery, in a simple 20 minute disposable spin tip. The analysis of human serum albumin has been found to be a new source of new biomarkers for disease diagnosis (see discussion below). These products have been tested at Johns Hopkins University School of Medicine, and found to be effective for the recovery of serum albumin.

Single use products, including pipette tips and 96 well plates, which employ a novel chemistry technique, known as monolith chemistry, which enables recovery of proteins from solutions, as well as removal of salts, thereby improving the quality of analysis of the proteins by mass spectrometry. Monolith chemistry improves the quantity of protein recovered, as well as the reproducibility of its subsequent analysis.

Gel protein separation and recovery

The Company developed and markets the GPR-800, a benchtop instrument system that employs proprietary, single-use plastic microfluidic chips and reagent kits to simultaneously recover eight protein samples in 20 minutes, compared to 3-6 hours per sample required by current methods. The GPR-800 improves the quality, reproducibility and throughput of intact protein analysis, while minimizing the possibility of sample loss or contamination.

Mass spectrometry standards

The Company has developed and markets an extensive line of protein mass spectrometry standards, which provide defined and characterized proteins representing different protein structures and classes. As the field of proteomics has progressed, there is increased interest in knowing the precise status of a protein, particularly in the identification of “post translational modifications” (chemical modifications of the protein that occurs after its production via RNA translation), such as phosphorylation, a change that relates to the protein’s biological status. The Company’s mass spectrometry standards are intended to improve the reproducibility of a researcher’s mass spectrometry results.

LAESI DP1000

In 2011, Protea completed the development of a novel bioanalytical instrument platform known as “LAESI” (laser ablation electrospray ionization). This technology enables the direct identification of proteins, lipids and metabolites in tissue, cells and biofluids, such as serum and urine, without any sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. LAESI’s rapid time to results enables analysis of cell samples in real time. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism in real time and across a specific time course, thereby almost immediately obtaining precise data as to the effects of the new drug. The Company believes that LAESI has the potential to revolutionize bioanalytics in pharmaceutical research, as well as many other fields, including agriculture, pathology, biomarker discovery, biodefense and forensics.

We presently have three fully functional LAESI production units in-house with software packages developed by the Company (LAESI desktop software and ProteaPlot™). Instrument productions have started and the first LAESI unit was shipped to Oak Ridge National Laboratory in February 2012.

LAESI is intended to meet the broad need of the biologist for the direct identification and characterization of biomolecules in biological samples, which remain untouched prior to their analysis.

Bioanalytical Services

Protea offers bioanalytical services for the analysis and identification of both small molecules (e.g. lipids and metabolites) and large molecules (e.g. proteins). The services unit is operated under GLP (Good Laboratory Practices, which are necessary for regulatory submissions and to meet the internal research and development standards of pharmaceutical research clients). The Company believes that it is the first laboratory to offer quantitative protein mass spectrometry services in a GLP regulatory environment.

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

The Company plans to commence offering advanced bioanalytical services employing its proprietary LAESI technology platform in the third quarter of 2012.

The Company believes that its advanced protein mass spectrometric methods are an important strategic asset, and will be a key component of its future corporate growth.

Industry and Market Overview

The global bioanalytics market consists of products and services used to analyze and identify biomolecules that are the products of living cells and life forms. These include proteins, lipids, metabolites and other classes of biomolecules. In addition to human pharmaceuticals and diagnostics, the bioanalytics market includes, among others, the fields of environmental science, forensics, oceanography, cosmetics, agriculture and biodefense.

The growth of the bioanalytics market sector can be attributed in large part to the following factors:

With the completion of the mapping of the human genome, attention is now focused on the products of our genes, called “proteins”, the building blocks for all cellular functions, and the actual agents of biological activity, as a more promising source of new therapeutic targets. The Human Genome Project revealed that there are fewer protein-coding genes in the human genome compared to proteins in the human proteome (~22,000 genes vs. ~400,000 proteins), a fact that has led to increased focus by researchers on the discovery of proteins and their biological functions.

There is general recognition that the pool of protein targets available for drug development needs to be dramatically increased, from the current number of several hundred. Furthermore, it is anticipated that proteins discovered with new technology will be more disease-specific, leading to more effective pharmaceuticals. Management believes that pharmaceutical research has a financial incentive to drive proteomics technology development and growth, in order to improve the speed and accuracy of its drug discovery research.

The analysis and characterization of specific proteins is becoming increasingly important to the development and production processes of therapeutic proteins. Proteins that are produced by recombinant DNA technology are called “biopharmaceuticals”, and today represent about one-third of the pharmaceutical industry. Precise data on a protein’s structure and biological status at specific stages of a disease is needed. Accomplishing this requires the ability to directly identify specific chemical changes in the protein of interest’s structure.

In addition to proteomics, there is increasing interest in the discovery and identification of other classes of biomolecules that are produced by living cells, including metabolomics (the study of the small molecules which are the products of chemical reactions in cells) and also lipidomics (a subset of metabolites, lipids are produced for the purpose of energy transfer and storage within cells). Both of these classes of biomolecules are becoming important areas of research for the discovery of disease specific biomarkers and for normal and diseased cell profiling.

The bioanalytics market is comprised of numerous sub-markets, of which the major sectors are profiled below:

Proteomics

Proteomics, the discovery and identification of proteins, is the largest segment of the bioanalytics market. The market encompasses a large number of pharmaceutical and biotechnology companies, as well as academic research laboratories. Considerable growth is projected in the proteomics industry over the next ten years. One industry source estimates the proteomics market to have increased to $7.9 billion in 2009, and projects an increase to $19.4 billion in 2014. Proteomics instruments, a subset of the proteomics market was estimated at $4.8 billion in 2009, expected to increase to $13.0 billion in 2014 for a compound annual growth rate ("CAGR") of 22% (Source: BCC Research- Global Technologies Report June 2009).

Metabolomics

Metabolomics is the study of the small molecules created by cellular processes. Classes of metabolomics include lipids, amino acids and vitamins. There is increasing interest in the development of metabolite biomarker “profiles” of cells for precise diagnosis of disease. North America represents the largest metabolomics market, estimated at $161.4 million in 2009, and forecast to have a CAGR of 15% from 2009 to 2014 to reach $324 million by 2014 (Source: Goliath – Pharmaceutical Market Research Report - May 2010).

Human disease biomarker discovery

The human disease biomarker sector seeks to identify and validate biomolecules that are associated with the onset and progression of a specific disease, and thus can become new diagnostics, or biomarkers, to be used to better identify patient subgroups for more precise selection of their optimal treatment, as well as to guide new pharmaceutical development for specific patient subgroups. The largest area of biomarker research is oncology. The global oncology biomarker discovery market is expected to grow from $2.5 billion in 2009 to $5.7 billion by 2014, at an estimated CAGR of 17.2% from the years 2009-2014. North America is the largest market with a share of $1.2 billion in 2009, and expected to have a CAGR of 19% from 2009 to 2014 to reach $2.8 billion in 2014 (Source: Goliath - Pharmaceutical Market Research Report, May 2010).

Technology and Intellectual Property

Protea scientists have made important advances in the field of bioanalytics, which the Company combines with technology exclusively licensed from leading academic research institutions. The Company’s technology enables the direct identification of intact proteins, lipids, metabolites, and other biomolecules, thereby improving the sensitivity, reproducibility and speed of biomolecule identification.

The following is a description of the Company’s proprietary technology portfolio:

LAESI Technology

In 2008, Protea entered into an exclusive, worldwide license agreement with George Washington University for commercial rights to the LAESI technology. LAESI is a new bioanalytical technology platform that enables rapid and direct identification of biomolecules in biological samples, without sample preparation. This technology creates what management believes is a breakthrough capability to identify proteins, peptides, lipids, metabolites and other biomolecules directly and rapidly. LAESI technology allows the direct identification of biomolecules in tissue sections and cells, so that the destruction of the source sample is not required. Extremely rapid (each analysis takes a few seconds), sensitive and quantitative, LAESI uniquely provides 2D and 3D imaging data, showing the distribution of biomolecules across tissue sections and single cells. Because the source sample is preserved, proteins and metabolites can be identified and localized in cell structures, tissues and fluids.

LAESI is based upon the ablation of biological samples with a mid-infrared (MIR) laser that is tuned to the strong absorption line of water. Water-containing samples readily absorb the MIR laser energy, resulting in the production of an ablation plume above the sample, which interacts with an electrospray plume for secondary ionization of the sample molecules, which are then swept into the mass spectrometer for detection. The entire sequence of events takes less than a second, and each analysis event produces a mass spectral fingerprint, or databases, of the biomolecules present within that “pixel” or location on the sample. Each database produced may contain hundreds or thousands of biomolecule identifications.

Benefits of the LAESI technology include the following:

•	Very rapid time to results - the time between sample acquisition and analysis can often be measured in seconds. This provides the capacity to analyze thousands of samples in a single work period.

•	Samples can be solid, liquid, amorphous or combinations of these formats, including tissues, cells, and biofluids (blood, urine, CSF et. al.).

•	LAESI enables spatial analysis with 2D and 3D imaging capabilities. The identification of biomolecules can be displayed localized in visual images of the tissue or cells, allowing the researcher to actually see the location of specific biomolecules in cells.

•	No sample preparation is required. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry.

•	Small sample consumption of LAESI analysis means that the source sample is still available for additional investigation.

•	LAESI is compatible with a broad range of biomolecules, from small metabolites to large proteins.

•	LAESI can identify cell metabolites that serve as markers to identify virally-infected cells, in minutes, as shown in the Company’s own laboratory analysis (Source: Direct Detection of Diverse Metabolic Changes in Virally Transformed and Tax-Expressing Cells by Mass Spectrometry, PLoS ONE, September 7, 2010).

LAESI represents a minimally invasive/minimally destructive approach to chemical analysis, which means that living cells or tissues can be monitored not only in three dimensions, but also over time. This is important for pharmaceutical development, where differences in cell metabolism need to be analyzed to assess drug effectiveness or toxicity.

In June 2011, the first LAESI patent (US 7,964,843), which expires on January 1, 2029, was issued for “3D Molecular Imaging by Infrared Laser Ablation Electrospray Ionization Mass Spectrometry.” Subsequently, the USPTO granted allowance for the second LAESI patent for “Laser Ablation Electrospray Ionization (LAESI) for Atmospheric Pressure, In Vivo, and Imaging Mass Spectrometry.”

At the 2011 annual conference for the American Society for Mass Spectrometry (ASMS), we unveiled the LAESI DP-1000 instrument system, the first commercial embodiment of the LAESI technology. The LAESI DP-1000 is intended as a discovery platform, and supports both 2D/3D imaging mass spectrometry and high throughput aqueous sample work flows. Two software programs have been developed in parallel with the instrument - the LAESI Desktop Software (LDS) is used for method development, control of all of the DP-1000 subsystems, and automated LAESI-MS data collection.

Human Serum Albuminome (HSA)

HSA technology is the subject of research being conducted by The Johns Hopkins School of Medicine, and exclusively licensed to Protea.

The structure and function of human serum albumin has interested researchers for some time. HSA is the most abundant human protein, representing over 80% of the total protein circulating in our bloodstream. Albumin plays several important roles, including maintaining normal blood volume and fluid balance. It also binds many drugs, proteins, hormones and other chemicals, helping to distribute these compounds around the body to different organ systems, and acting as a storage reservoir.

Until recently, albumin was regarded as largely uniform in composition, structure and function, with only a few diseases having been recognized that alter the quantity or quality of this important protein.

A team of researchers at Johns Hopkins University School of Medicine identified 35 different proteins, or peptide fragments of proteins, that are carried by albumin. At least 26 of these are recognized as potential biomarkers for different diseases, and several have relevance to cardiovascular disease.

The Company intends to further develop and apply the Johns Hopkins University human serum albuminome technology to identify new cardiovascular disease biomarkers, and develop a new class of serum-based tests for cardiovascular and other diseases.

Monolith chemistry

The Company has developed a method of chemical synthesis, known as monolith chemistry, that enables the production of specific chemical entities that are embedded in plastic tips, slides and other sample processing products. The embedding of the monoliths allows the capture of proteins as they flow through the devices, which in turn can improve the amount and diversity of proteins that are recovered.

Gel protein recovery

Protea scientists have developed a proprietary method to control and move intact proteins in a microchannel environment (the width of a microchannel is less than that of a human hair). This development has paved the way for designing single use plastic chips that recover and separate proteins out of gels. (Gels are used by biologists to separate proteins based upon their molecular weight.) The Company has employed this technology to develop its GPR-800 microchip-based gel protein recovery system.

Patents and Intellectual Property

The Company is pursuing the development of a strong intellectual property position and currently owns three patents and has an exclusive license to three additional patents owned by George Washington University as set forth below:

Company Issued Patents

•	US 7,528,368, Electrospray ionization process and add-on device with sample injection tip, issued on May 5, 2009.
•	US 7,641,778, Gel electroelution and sample separation devices and associated processes, issued on January 5, 2010.
•	US 8,013,179, Anionic acid-labile surfactants and methods of use, issued on September 6, 2011.

Company Licensed Patents

•	US 7,735,146, Protein microscope (LAESI), issued on June 8, 2010 to George Washington University.
•	US 7,964,843, Three-dimensional molecular imaging by infrared laser ablation electrospray ionization mass spectrometry, issued on June 21, 2011.
•	US 8,067,730, Laser ablation electrospray ionization (LAESI) for atmospheric pressure, in vivo, and imaging mass spectrometry, issued on November 29, 2011.

In addition, the Company is prosecuting several patent applications on behalf of the inventions of the Company’s scientists and licensors. The subjects of the patent applications include the following:

•	Laser Ablation Electrospray Ionization (LAESI) for high throughput and imaging mass spectrometry;
•	Albumin binding protein complexes and their use in cardiovascular disease diagnosis;
•	Novel acid-cleavable chemical surfactants.

Agreement with West Virginia University (WVU)

In September 2001, the Company entered into an Exclusive Option Agreement pursuant to which Protea was granted an exclusive option by West Virginia University Research Corporation, a nonprofit West Virginia corporation (“WVURC”) to license technology from the laboratories of certain West Virginia University ("WVU") principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide. On December 21, 2005 (the "WVU Effective Date"), the Company entered into an Exclusive License Agreement (the "WVU Agreement") with WVURC, acting for and on behalf of WVU. Under the terms of the WVU Agreement, the Company is required to pay (i) a license fee equal to $25,000 due within 90 days of the date on which the first notice of allowance is issued by the United States Patent and Trademark Office or a similar foreign country with respect to the technology underlying the WVU Agreement; (ii) annual royalties equal to 4% of the gross sales of products and services that utilize the WVU subject technology which are payable semi-annually within 30 days of June 30 and December 31 of each calendar year covering gross sales received during the preceding year; and (iii) expenses for the preparation, filing and prosecution of related patent applications. In the event the Company is required to license any intellectual property from third parties in order to practice or commercialize the technology underlying the WVU Agreement, the royalty payments will be reduced by the lesser of (a) 50% or (b) the royalty and licensing fees actually incurred by the Company to license the intellectual property rights from such third party. If such a reduction is applicable, WVURC is entitled to earned royalties of at least 2% on gross sales of products and services that utilize the WVU subject technology. For any sublicense granted to sub-licensees, WVURC is entitled to 10% of any license fee and other payments or fees received from the sublicensee, which is due and payable within ten days of receipt by the Company from the sublicensee. At present, the Company sponsors collaborative research in the WVU School of Medicine Department of Pathology and the Mary Babb Randolph Cancer Center (MBRCC).

The WVU Agreement automatically terminates upon the later of (1) the expiration of the last patent to expire issued in respect of the licensed technology, or (2) 20 years from the first commercial sale by the Company of the last licensed product included in the subject technology by amendment to the WVU Agreement. At present, there are no patent applications being pursued by WVU in respect of the technology licensed to the Company under the WVU Agreement. In addition, WVURC may cancel and terminate the WVU Agreement (1) 30 days following notice to the Company of an event of default or failure by the Company to perform, assuming such event of default has not been corrected during the 30 day period, or (2) immediately, in the event the Company (i) shall become involved in insolvency, dissolution, bankruptcy, or receivership proceedings affecting the operation of its business; (ii) make an assignment of all or substantially all of its assets for the benefit of creditors, or (iii) has a receiver or trustee appointed for it.

Agreement with Johns Hopkins University (JHU)

On June 9, 2009 (the "JHU Effective Date"), the Company entered into an Exclusive License Agreement with Johns Hopkins University (the "JHU Agreement") for technology developed in the laboratory of Jennifer Van Eyk, Ph.D., Professor of Medicine, Division of Cardiology, Biological Chemistry and Biomedical Engineering. The technology field is albumin-bound protein complexes and their use in the diagnosis of cardiovascular disease. Under the terms of the JHU Agreement, the Company has the exclusive worldwide rights to commercialize this technology. The Company is obligated to reimburse JHU for all expenses for the preparation, filing and prosecution of related patent applications. In addition, JHU is entitled to (i) a license fee of $75,000, which was paid on June 23, 2009, (ii) minimum annual royalties as follows: $5,000 for the first year; $10,000 for the second year; $20,000 for the third year; $30,000 for the fourth year; $40,000 for the fifth year; $50,000 for the sixth year and every year thereafter; (iii) quarterly royalties equal to 8% of the net sales and net service revenues for each licensed product or service and (iv) 50% of any payments received by the Company for sublicenses under the JHU Agreement. In addition, JHU is entitled to aggregate potential milestone payments of $325,000 as follows:

•	$25,000 within 30 days of the issuance of the first U.S. patent underlying the subject technology;

•	$25,000 within 30 days of the first commercial sale of an albumin-bound protein/peptide complex-based research product;

•	$100,000 within 30 days of the submission of the first albumin-bound protein/peptide complex-based test for regulatory approval in any country;

•	$175,000 within 30 days of the first commercial sale of an albumin-bound protein/peptide complex-based approved diagnostic product.

The JHU Agreement will expire on the expiration date of the last underlying patent to expire in any specific country or if no patents have been issued with respect to the technology licensed under the JHU Agreement, then for a term of 20 years from the JHU Effective Date. As of the date of this filing, no patent has been issued on the licensed technology. The JHU Agreement may also be terminated by either party, in the event that the other party (a) files or has filed against it a petition under the Bankruptcy Act, makes an assignment for the benefit of creditors, has a receiver approved for it or a substantial part of its assets, or otherwise takes advantage of any statute or law designed for relief of debtors or (b) fails to perform or otherwise breaches any of its obligation under the JHU Agreement, if, following the giving of notice by the terminating party of its intent to terminate and stating the grounds therefore, the party receiving such notice shall not have cured the failure or breach within 60 days. The Company may terminate the JHU Agreement for any reason upon giving JHU 90 days written notice.

Agreement with George Washington University (GWU)

In December 2008, the Company entered into an Exclusive License Agreement, as amended on February 22, 2010 (the "GWU Effective Date"), and from time to time thereafter ("GWU Agreement") with George Washington University (Washington D.C.) for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is LAESI. Under the terms of the license agreement, the Company has the exclusive, worldwide, rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and license fees equal to $12,500 (which fees were paid as of August 18, 2008), annual royalties equal to 5% of the net sales of products and processes sold by the Company, or an affiliate that utilize the GWU subject technology, after taking into account the annual minimum royalty fees described below, and 50% of payments received by the Company in connection with any sublicense of the technology under the GWU Agreement. On the first anniversary of either the date on which the Company first sells a product or service utilizing the technology underlying the GWU Agreement or the date on which the Company enters into its first sublicense agreement, whichever occurs first (the "First Sale Date"), the Company is required to pay GWU a non-refundable minimum royalty payment equal to $5,000. GWU is entitled to the following non-refundable minimum royalty payments on each subsequent anniversary of the First Sale Date: 2nd Anniversary: $10,000; 3rd Anniversary: $15,000; 4th Anniversary and continuing annually through the expiration or termination of the GWU Agreement: $20,000.

The GWU Agreement expires upon the later of 20 years from the GWU Effective Date or the end of the term of the last underlying patent to expire. Currently, the LAESI patent (US 7,964,843) is the underlying patent and will expire on January 1, 2029. GWU may terminate the exclusivity of the license granted under the GWU Agreement or convert the license to a non-exclusive license in any national political jurisdiction if the Company, within 90 calendar days after receiving written notice from GWU of intended termination of exclusivity, fails to provide written evidence satisfactory to GWU that the Company or any of its sublicensees has commercialized or is actively attempting to commercialize a licensed product in such jurisdiction. Any time after 3 years from the GWU Effective Date, GWU may terminate the GWU Agreement in any national political jurisdiction if the Company, within 90 calendar days after receiving written notice from GWU of intended termination, fails to provide written evidence satisfactory to GWU that the Company or any of its sublicensees has commercialized or is actively attempting to commercialize a licensed invention in such jurisdiction. In addition, the GWU Agreement will terminate (a) automatically if the Company becomes bankrupt or insolvent and/or if the business of the Company is placed in the hands of a receiver, assignee, or trustee, whether by voluntary act of the Company or otherwise; or (b) upon 60 calendar days written notice from GWU if the Company breaches or defaults on its obligation to make payments or reports, unless before the end of the 60 day period the Company has cured the default or breach and so notifies GWU; or (c) upon 90 calendar days written notice if the Company breaches or defaults on any other obligation under the GWU Agreement, unless before the end of the 90 day period, the Company has, in GWU's sole discretion, cured the default or breach and so notifies GWU; or (d) at any time by mutual written agreement between the Company and GWU, upon 180 calendar days written notice to all parties.

Pharmaceutical Development Partnership Agreement with Laboratoires Mayoly Spindler

In May 2009, the Company, and its wholly-owned subsidiary ProteaBio Europe SAS, entered into a Joint Research and Development Agreement (the "Mayoly Agreement") with Laboratoires Mayoly Spindler SAS ("Mayoly"), a pharmaceutical company with headquarters in Chatou, France, for the joint development of a recombinant lipase biopharmaceutical (the "Development Program"). The Mayoly Agreement was subsequently amended and restated on March 22, 2010.

MS1819 Recombinant Lipase (Pancreatic Disease)

Lipase is an enzyme produced by the pancreas. Where there is an insufficiency in the production of digestive enzymes by the pancreas, the result is the inability to properly digest food and absorb nutrients, including fat soluble vitamins, resulting in malnutrition. Some of the conditions where this occurs are pancreatic cancer, cystic fibrosis, and chronic pancreatitis. Currently, pig pancreatic extracts are used to treat this condition with global sales estimated to be $1.1 billion and growing at approximately 7% per year. The North American market is currently estimated to be $550 million.

In extensive preclinical studies, the MS1819 recombinant lipase has been shown to be fifty times more potent than the currently available treatment, which is a pancreatic enzyme that is extracted from pig (porcine) pancreas.

Advantages of the Protea-Mayoly MS1819 Recombinant Lipase

We believe the recombinant lipase has several advantages over the existing porcine-derived therapies, including the following:

•	In comparison with current treatments, in vivo preclinical studies showed a greater than 50-fold improvement in potency over the current porcine extracts, and particularly higher lipolytic (fat digesting) activity on long chain triglycerides.

•	The MS1819 recombinant lipase has increased activity at lower pH values such as those found in the small intestine. It is produced by recombinant DNA methods, eliminating the hazard of viruses from mammalian sources of lipase.

It eliminates a serious side effect that has been reported with porcine pancreatic extract - the development of colonic fibrosis in cystic fibrosis patients. This is possibly caused by the release of porcine proteases into the colon. The use of recombinant lipase is likely to reduce this risk.

The Development Program consists of four milestones, as follows (the "Steps"):

Step 1: Pre-clinical and Phase I/IIA Clinical Trial

Step 2: Long-Term Toxicology Study and Formulation Development

Step 3: Phase II and Phase III Clinical Trials and Regulatory filing

Step 4: Marketing

In December, 2010 the Company successfully completed a first-in-man, Phase I/IIA clinical trial for the MS1819 recombinant lipase. The study was a randomized, double blind, placebo controlled, clinical trial with 12 patients who had been diagnosed with EPI resulting from chronic pancreatitis.

Each of the parties are responsible for using their best efforts to complete the project which shall include, but not be limited to devoting sufficient, qualified personnel and resources. Pursuant to the terms of the Mayoly Agreement, the Company is responsible for 40% of all required financing for the completion of the project, however, beginning in October, 2011, for financial statement purposes and to account for anticipated future changes to the current cost sharing arrangement set forth in the agreement the Company has accrued 70% of the total estimated expenses incurred in connection with the Mayoly Agreement. Under terms of the Mayoly Agreement, the Company received the exclusive right to market, sell and distribute any human pharmaceutical medicine developed from lipase produced by the transformed yarrowia lipolytica strain (the "Product") in the United States and Canada (the "Protea Assigned Territory").

In the event of commercialization of any Product in Protea's Assigned Territory, the Company is responsible for a payment of €1 million to Mayoly at the time the Company obtains the first government approval for the commercial marketing of the recombinant lipase biotherapeutic in any country of the Assigned Territory (the "Marketing Approval") and annual royalties based on the net sales price of the Products of (i) 7% up to €20,000,000; (ii) 6% between €20,000,000 and €40,000,000 and (ii) 5% over €40,000,000. Royalties due under the Mayoly Agreement shall not begin to accrue until the Company recovers amounts actually paid for funding the Development Program and shall continue for the life of any patent issuing in Protea's Assigned Territory from a national stage application (PCT/FR2006/001352). The Mayloly Agreement also provides Protea with a sublicense to certain patents owned and licenses by Mayoly from the government of France.

In the event Mayoly withdraws and the Company continues the development of a recombinant lipase biopharmaceutical, the Company shall be entitled to commercialize the Product worldwide and shall pay to Mayoly for the life of any patent issuing in Protea's Assigned Territory from a national stage application (PCT/FR2006/001352):

(1) in case of Mayoly's withdrawal up to Step 1, (a) royalties calculated on the annual net sales price of the Products of (i) 3% up to €20,000,000, (iii) 2% between €20,000,000 and €40,000,000 and (iii) 1% above €40,000,000. Subject to a commercialization of anyProduct by the Company's sublicense, the Company will pay Mayoly 15% of any kind of amounts earned by the Company from its sublicensees.

(2) in case of Mayoly's withdrawal up to Step 2, royalties calculated on annual net sales price of the Products of (i) 5% up to €20,000,000, (iii) 4% between €20,000,000 and €40,000,000 and (iii) 3% above €40,000,000. Subject to a commercialization of any Product by the Company's sublicense, the Company will pay Mayoly 20% of any kind of amounts earned by the Company from its sublicensees.

(3) in case of Mayoly's withdrawal up to Step 3, royalties calculated on annual net sales price of the Products of (i) 7% up to €20,000,000, (iii) 6% between €20,000,000 and €40,000,000 and (iii) 5% above €40,000,000. Subject to a commercialization of any Product by the Company's sublicense, the Company will pay Mayoly 25% of any kind of amounts earned by the Company from its sublicensees.

In the event the Company withdraws from the Development Program, Mayoly continues the development of a recombinant lipase biopharmaceutical, and the Company continues to commercialize the Product in the Protea Assigned Territory, Protea shall pay to Mayoly for the life of any patent issuing in Protea's Assigned Territory from a national stage application (PCT/FR2006/001352):

(1) in the event of the Company's withdrawal up to Step 1, royalties calculated on the annual net sales price of the Products of (i) 12% up to €20,000,000, (ii) 11% between €20,000,000 and €40,000,000 and (iii) 10% above €40,000,000.

(2) in the event of the Company's withdrawal up to Step 2, royalties calculated on the annual net sales price of the Products of (i) 11% up to €20,000,000, (ii) 10% between €20,000,000 and €40,000,000 and (iii) 9% above €40,000,000.

(3) in the event of the Company's withdrawal up to Step 3, royalties calculated on the annual net sales price of the Products of (i) 7% up to €20,000,000, (ii) 6% between €20,000,000 and €40,000,000 and (iii) 5% above €40,000,000.

In the event the Company withdraws from the Development Program at any time but does not commercialize the Product no fees, expenses or royalties shall be due by any party.

The Mayoly agreement will continue in effect on a country-by-country and product-by-product basis until there is no remaining obligation for such product in such country. Either party may at any time terminate the Mayoly Agreement as of right prior to the end of its term, effective upon notice to the other party, if any of the following events occur: (a) either party commits a material breach of any of its obligations hereunder which is not cured within one month from the receipt of notice identifying the breach and requiring its remedial; (b) either party (i) becomes unable to pay its debts as they become due, (ii) suspends payment of its debts, (iii) enters into or becomes subject to corporate rehabilitation or bankruptcy proceedings or liquidation or dissolution, (iv) makes an assignment for the benefit of its creditors, or (v) seeks relief under similar laws for debtor's relief.

Research and Development

During the 2011 and 2010 fiscal years, the Company spent $6,242,855 and $5,495,766, respectively, on research and development activities. Our customers do not directly bear the cost of our research and development activities.

The Company currently devotes most of its efforts to the research and development of its material product candidates as follows:

LAESI DP1000

The Company's research and development costs during the fiscal years 2010 and 2011 were $1,678,000 and $2,296,000, respectively in connection with the research and development of the Company's LAESI technology. As of the date of this filing, the research phase of the LAESI technology is complete and the Company currently expects that the marketing and distribution of the LAESI technology will begin in the 2012 fiscal year.

MS1819 Recombinant Lipase

The Company spent $1,863,000 in fiscal year 2010 and $1,512,000 in fiscal year 2011 in connection with the research and development of Ms1819 Recombinant Lipase. In early 2011, the Company completed a Phase I/IIA human clinical trial to demonstrate safety and preliminary efficacy of the recombinant lipase. The Company has entered into the corporate development partnership agreement with Mayoly described above and is responsible for 40% of the financing related to the development of the recombinant lipase and is seeking to obtain additional funding via a corporate partner, with the expectation that such partner will collaborate with the Company in managing and funding subsequent clinical trials, as well as assist with the regulatory approval process that will be required in connection with the distribution of the recombinant lipase. There are no assurances that the Company will be successful in finding a corporate partner or in obtaining the required approval from the Food and Drug Administration (FDA). If the Company is not able to find a corporate partner to assist the Company with additional financing in connection with the Ms1819 Recombinant Lipase or FDA regulatory approval is not received when and as anticipated by the Company, the Company's Ms1819 Recombinant Lipase project may be delayed or may not be completed at all. In addition, as with most drug compounds, there is no assurance that the Company’s compound will prove to be efficacious in the treatment of chronic pancreatitis.

Sales and Marketing

The Company markets its products and services worldwide, utilizing a combination of distributors, in-house sales support and web-based marketing. The Company attends exhibitions in the U.S. and Europe to present its products, and in the last 12 months has exhibited at over 30 industry exhibitions. Marketing in Europe is through ProteaBio Europe SAS, a wholly-owned subsidiary of Protea, where the Company’s products are inventoried for shipment throughout Europe. In Asia, the Company employs distributors (in Singapore, Taiwan, Japan, and Korea and India), who purchase the Company’s products and resell them to customers in their territory.

Government Regulation

The Company’s bioanalytical products and instrument systems are sold for research use only and are not subject to FDA or other government agency approval. The Company’s MS1819 Recombinant Lipase project will require FDA approval. The process for obtaining such approval has not yet begun and there are no assurances that such approval will be received. The Company’s products and instrument systems are sold for research use only and are not subject to FDA or other government agency approval.

Sources and Availability of Raw Materials

The Company does not believe that it has any critical issues of availability of raw materials or vendors where there are not multiple sources for the raw materials or vendor support that its business requires.

Loan Agreements

The Company has obtained the following loans from the West Virginia Economic Development Authority, the West Virginia Infrastructure and Jobs Development Council and the West Virginia Jobs Investment Trust Board for the purchase and installation of certain equipment and machinery.

WVEDA Loans

On October 21, 2010, the Company issued a promissory note to the West Virginia Economic Development Authority (“WVEDA”) the principal amount of $900,000 pursuant to a loan agreement dated October 21, 2010 between WVEDA and the Company, as amended on December 10, 2010. The note has a ten-year term and bears interest at a rate of 3.26% per annum providing for 120 monthly principal and interest payments of $8,802 through October 2020. The loan is secured by a security interest in certain equipment and machinery owned by the Company pursuant to a security agreement dated October 21, 2010 in favor of WVEDA, as amended by that certain Intercreditor Agreement dated December 10, 2010.

On August 3, 2009, the Company issued a promissory note to WVEDA in the principal amount of $242,631 pursuant to a loan agreement dated August 3, 2009. The note has a ten year term and bears interest at a rate of 4% per annum providing for 120 monthly principal and interest payments of $2,457 through August 2019. As collateral for the loan, the Company granted WVEDA a first-priority security interest in equipment that was purchased with the loan proceeds pursuant to a security agreement, the priority of which security interest shall be shared with WVIJDC on a pro rata basis in accordance with the terms of an intercreditor agreement dated August 3, 2009 by and among WVIJDC, WVEDA and the Company.

WVIJDC Loans

The Company issued a promissory note, dated December 10, 2010, to West Virginia Infrastructure and Jobs Development Council (“WVIJDC”) in an aggregate principal amount equal to $900,000 for purchasing certain equipment pursuant to a loan agreement dated December 10, 2010. The note has a ten year term and bears interest at the rate of 3.25% per annum providing for 120 monthly principal and interest payments of $8,781 through December 2020. As collateral for the loan, the Company granted WVIJDC a first-priority security interest in the equipment pursuant to a security agreement, the priority of which security interest shall be shared with WVEDA on a pro rata basis in accordance with the terms of an intercreditor agreement dated December 10, 2010 by and among WVIJDC, WVEDA and the Company.

The Company also entered into a loan agreement with WVIJDC on August 3, 2009, pursuant to which the Company issued a promissory note to WVIJDC, dated August 3, 2009, in the amount of $242,630 for the purchase of certain equipment. The note has a ten year term and bears interest at 3.25% per annum providing for 120 monthly principal and interest payments of $2,371 through August 2019. As collateral for the loan, the Company granted WVIJDC a first-priority security interest in the equipment pursuant to a security agreement, the priority of which security interest shall be shared with WVEDA on a pro rata basis in accordance with the terms of an intercreditor agreement dated August 3, 2009 by and among WVIJDC, WVEDA and the Company.

WVJITB

On October 1, 2002, West Virginia Jobs Investment Trust Board ("WVJITB") issued a convertible promissory note and investment agreement, as amended on October 1, 2007, March 31, 2009, May 19, 2009 and December 31, 2009, to Protea in the principal amount of $250,000 (the "2002 Note") bearing interest at a rate of 10% per annum. On March 15, 2004 WVJITB issued a convertible note, as amended on March 15, 2006, October 1, 2007, March 31, 2009, May 19, 2009 and December 31, 2009, to Protea in an aggregate principal amount equal to $100,000 (the "2004 Note") to accrue interest at the rate of 8% per annum. On October 30, 2009, WVJITB issued an additional secured convertible note to Protea in the principal amount of $1,200,000 (the "2009 Note") bearing interest at a rate of 6% per annum to mature on December 1, 2016. Each of the notes were secured by certain assets of Protea and included an option by the Holder to convert into shares of common stock of Protea at market price at the time of conversion.

On March 31, 2011, the Company and WVJITB entered into a loan modification agreement, pursuant to which the parties amended the terms of the 2002 Note and the 2004 Note to extend the maturity dates to March 31, 2013 and amend the conversion feature of the notes so that all of the outstanding principal and accrued but unpaid interest would convert into shares of common stock of Protea at $1.50 per share. Upon conversion or payment in full of the obligations of Protea, WVJITB's security interest on the assets of the Company would be released.

On September 30, 2011, the entire outstanding principal amount and accrued unpaid interests on each of the WVJITB notes were converted into shares of Common Stock of the Company.

On March 20, 2012 the Company issued a convertible debenture, dated as of March 15, 2012, to WVJITB in an aggregate principal amount of $290,000 (the “Principal Amount”) for the purpose of funding the build-out and related investments and expenses associated with the relocation and expansion of the Company’s bioanalytical services lab. The convertible debenture bears interest at a rate of 6% per annum, has a maturity date of September 14, 2013 and is convertible into shares of Common Stock. The Company is required to pay accrued interest only each month until the maturity date. WVJITB has the right at any time to convert the Principal Amount and any accrued interest into shares of the Company at $2.00 per share. As part of the transaction, WVJITB received a warrant to purchase 72,500 shares of Common Stock at $2.25.

Centra Bank Line of Credit

On August 27, 2009, the Company received a working capital line of credit for up to $3,000,000 from Centra Bank, Inc. (the “Line of Credit”). In connection with the Line of Credit, Leonard Harris, Stanley Hoster, Scott Segal, each a director of the Company and Milan Puskar, a former director of the Company each executed a guaranty for up to $1,000,000. There is currently $3,000,000 outstanding on the Line of Credit.

Related Party Promissory Notes

On December 20, 2011 (the "Issue Date"), the Company issued convertible promissory notes ("Notes") to Stanley Hostler, a director of the Company and Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, in an aggregate principal amount equal to $750,000 (the "Principal Amount"). The Notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) the date that is 180 days from the Issue Date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default.   At the option of the holder, each $2.00 of outstanding Principal Amount and accrued unpaid interest is convertible into one share of common stock of the Company, at any time after the Issue Date.

Equipment Lease Agreement

On March 12, 2007, Protea entered into equipment lease agreement, as amended on June 24, 2007 (the "Equipment Lease Agreement") with Monongalia County Development Authority ("Monongalia County") pursuant to which Monongalia County agreed to purchase certain equipment (the "Equipment") of Protea and to lease such equipment to Protea in accordance pursuant to the terms of the Equipment Lease Agreement. In accordance with the terms of the Equipment Lease Agreement, Protea agreed to lease the Equipment beginning on March 12, 2007 through April 1, 2015 at rate of 3% per month. In order to finance a portion of the purchase of the Equipment, Monongalia County entered into a loan agreement in an aggregate principal amount equal to $685,000 (the "Monongalia County Note"), with the West Virginia Water Development Authority (the "WVWDA"), dated March 1, 2007. In connection with the Equipment Lease Agreement, Protea agreed to secure all amounts due and owing by Monongalia County to WVWDA. All amounts due under the Monongalia County Note have been paid to WVWDA by Protea and have been recorded as a note payable on Protea's balance sheet.

Competition

While the Company believes that Protea’s technology differs substantially from that which is currently on the market, bioanalytics is a major sector of the biotechnology industry, and competition is expected to be broad-based. However, the Company also believes that the industry affords opportunities for collaborative partnerships, and that industry participants or competitors can also be potential partners. The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future. Many competitors, including most of the companies identified below, are much larger than Protea in terms of capital, employees and other measures of size and have been in business longer than Protea and thus may have greater market acceptance or brand recognition:

•	Life Technologies (Carlsbad, CA, www.invitrogen .com ). Life Technologies is a public company, and a broad-based supplier of products for protein research.

•	Thermo-Fisher (Boston, MA, thermofisher.com), is a public company and global provider of mass spectrometers, research products and services.

•	Waters (Milford, MA, www.waters.com). Waters is a public company, and is a global supplier of mass spectrometers and protein separation products.

.

•	Advion (Ithaca, NY, www.advion.com). Advion is a private company, a supplier of mass spectrometry-related instrumentation.

•	Prosolia (Indianapolis, IN, www.prosolia.com). Prosolia is a private company, a supplier of mass spectrometry-related instrumentation.

Employees

The Company currently has 55 full-time and two part-time employees.

Item 1A.	Risk Factors

The registrant is a smaller reporting company and is not required to provide this information.

1B.	Unresolved Staff Comments

The registrant is a smaller reporting company and is not required to provide this information.

Item 2.	Properties

The Company currently leases laboratory and office space at 955 Hartman Run Road Morgantown, West Virginia 26507. The space consists of approximately 11,000 square feet, leased from the Monongalia County Development Authority. The lease term will expire on December 31, 2012, but we may renew the lease for a term of one year. Through November 30, 2011, the base monthly rental amount was $13,478 per month. On December 1, 2011, the base monthly rental amount increased to $14,407. We also pay a utility surcharge of $2,400 per month.

In January 2012, we entered into a lease agreement to lease additional facilities of approximately 10,412 square feet (the "Lease") located at White Birch Towers II, 1311 Pineview Drive, Suite 501, Morgantown, WV 26505 (the "Premises"). The Lease has an initial five year term (the "Initial Term") beginning on the date of occupancy, which is expected to be April 1, 2012 and is subject to the completion of certain improvements on the Premises. The rent during the Initial Term is equal to $16.10 per square foot per year or $13,969 per month. We have the exclusive option to renew the term of the Lease for an additional five years (the "Renewal Option") following the expiration of the Initial Term (the "Renewal Period"). The Renewal Option must be exercised at least 120 days prior to the end of the Initial Term. If the Renewal Option is exercised, the rent payable during the Renewal Period shall be equal to $17.75 per square foot per year. We have the option to terminate the Lease after reaching the thirty-seventh month of the then existing term upon 90 days advance written notice to the Lessor and the payment of an amount equal to two months of rent. We are also responsible for the costs related to the improvements on the Premises, which we expect will not exceed $141,200.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock.

Record Holders

As of March 28, 2012, we had 28,650,980 shares of common stock issued and outstanding and approximately 259 stockholders of record.

Dividends

We have not declared any cash dividends since inception and we do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Sales of Unregistered Securities

On September 2, 2011, in connection with the closing of the reverse acquisition the Company issued a total of 25,006,831 shares of our common stock to the stockholders of PBI in exchange for all of the issued and outstanding shares of PBI's capital stock. In addition, upon the closing of the Merger, all outstanding warrants or other securities of PBI exercisable or convertible into shares of common stock of PBI prior to the Merger, thereafter, became exercisable or convertible, as applicable, for shares of Common Stock of the Company. We relied on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, promulgated thereunder, to issue the securities. PBI had no more than 35 unaccredited stockholders, each PBI stockholder was provided with the information required by Rule 502 of Regulation D, at a reasonable time prior to the consummation of the Merger the PBI stockholders were given the opportunity to ask questions and receive answers concerning the terms and conditions of the Merger and we did not engage in any general solicitation or general advertising relating to the Merger.

On November 10, 2011 the Company issued an aggregate of 80,000 shares of Common Stock and warrants to purchase an aggregate of 40,000 shares of Common Stock to two accredited investors for an aggregate purchase price equal to $200,000 in connection with a private placement offering of units consisting of 40,000 shares of Common stock and warrants to purchase up to 20,000 shares of Common Stock. The warrants were exercisable at an exercise price of $3.25 per share after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts, commissions and fees) are at least $15,000,000, or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the issue date. On December 27, 2011, the Company issued an additional 10,000 shares of Common Stock and exchanged the warrants issued in the referenced offering, for a warrant to purchase up to 25,000 shares of Common Stock at an exercise price of $2.25 per share to each of the two investors that participated in this offering. The shares of common stock and warrants were issued to accredited investors in connection with the exemption from registration provided by Regulation D promulgated under the Securities Act. The Company did not engage in any general advertisement or general solicitation in connection with the sale of the shares and warrants.

On December 20, 2011 (the "Issue Date"), the Company issued convertible promissory notes ("Notes") to Stanley Hostler, a director of the Company and Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, in an aggregate principal amount equal to $750,000 (the "Principal Amount"). The Notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) the date that is 180 days from the Issue Date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default.   At the option of the holder, each $2.00 of outstanding Principal Amount and accrued unpaid interest is convertible into one share of common stock of the Company, at any time after the Issue Date. The Notes were issued in connection with the exemption from registration provided by Section 4(2), in that the Notes were issued to two accredited investors and the Company did not engage in any general advertisement or general solicitation in connection with the sale of the shares and warrant.

On December 27, 2011, in connection with a private placement offering of units (the “Units”) consisting of 50,000 shares of common stock and warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $2.25 per share, the Company issued an aggregate of 280,000 shares of Common Stock and warrants to purchase an aggregate of 140,000 shares of Common Stock for an aggregate of $560,000. The warrants are exercisable after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts, commissions and fees) are at least $15,000,000, or (ii) 5:00 p.m. eastern time on the fifth anniversary of the issue date. Following the date of the period covered by this report, the Company issued Units consisting of an aggregate of 1,090,000 shares of Common Stock and warrants to purchase an aggregate of 545,000 for aggregate gross proceeds equal to $2,180,000.

Securities Authorized for Issuance under Equity Compensation Plans

In 2002, the Board of Directors of PBI adopted the 2002 Equity Incentive Plan (the "Plan") that governs equity awards to employees, directors and consultants of the company. There are 4,150,000 shares of common stock currently reserved for issuance under the Plan. Following the Merger, and in accordance with the Plan, the Company's Board of Directors approved the substitution of the shares of PBI's common stock underlying the options granted under the Plan with shares of Common Stock of the Company, subject to any further approvals or actions as may be required to ensure that the implementation of the substitution is in accordance with all state and federal rules and regulations that may be applicable.

The Plan has a term of ten years and expires in July of this year. The types of awards permitted under the Plan include qualified incentive stock options (ISO) and non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant. As of the date of the period covered by this report, options to purchase up to 4,046,750 shares of common stock have been granted of which 2,518,854 are vested .

The following table summarizes information about stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 0.50	80,000			80,000
$ 0.80	320,000			320,000
$ 1.25	510,000			510,000
$ 1.50	3,106,000			1,578,104
$ 2.00	30,750			30,750
$ 0.50 - $2.00	4,046,750	4.21	$1.40	2,518,854	$1.33

Item 6.          Selected Financial Data

The registrant is a smaller reporting company and is not required to provide this information.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this report. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

On September 2, 2011, we entered into an Agreement and Plan of Merger with Protea Biosciences, Inc. and SRKP 5 Acquisition Corp., our wholly-owned subsidiary. As a result of the Merger, we are now an operating company. We are engaged in developing and commercializing proprietary life science technologies, products and services that are used to recover and identify proteins in biological samples. Through our wholly-owned French subsidiary, we have a joint development arrangement with Laboratoires Mayoly Spindler SAS to develop and market a recombinant pharmaceutical product.

Since inception, we have relied primarily on sales of our securities to fund our operations. We have never been profitable and we cannot assure you that we will be profitable in the future. From inception though December 31, 2011, our loss from operations totaled $37,443,419 and our net loss for the year ended December 31, 2011 totaled $11,497,332. Prior to the Merger, we had $8,455,000 in principal amount of 6% Series A Convertible Debentures outstanding. Immediately prior to the closing of the Merger the debentures were automatically converted into shares of common stock of the Company pursuant to their terms. We have a credit facility of $3 million with Centra Bank, Inc. with a balance of $3 million outstanding as of the date of this filing. Interest is payable monthly and the loan is due on demand. In 2009 and 2010, we also borrowed a total of $2,285,261 for the purchase of equipment from the West Virginia Economic Development Authority and the West Virginia Water Development Authority. These loans have 10 year terms and interest rates ranging from 3.25% to 4%.  Since the Merger, we have raised an aggregate of approximately $3,726,000 in connection with the sales of our securities.

We expect to continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based on our proprietary protein recovery and identification technologies, and to continue clinical trials of our recombinant pharmaceutical compound. We plan to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into additional development partnerships, like our partnership with Laboratoires Mayoly Spindler SAS, to assist us with our drug and technology development activities. We may also consider selling certain assets or entering into a transaction such as a merger with a business complimentary to ours.

In an effort to conserve our cash resources we have decided not to engage in any new project. We will continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based upon our proprietary protein recovery and identification technologies and to continue clinical trials of our recombinant pharmaceutical compound. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly, developing corporate development partnerships to advance our drug and technology development activities for sharing the costs of development and commercialization.  We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding.

Since the end of the third quarter through the date of this filing, the Company has raised an aggregate of $3,980,000, which includes aggregate gross proceeds of (i) $2,940,000 received in connection with the closing of private placement offerings  of units consisting of common stock and warrants of the Company; (ii) $750,000 in convertible promissory notes issued to certain related parties and (iii) $290,000 from the WVJIT in connection with the purchase of a convertible debenture and warrant. We are presently engaged in active discussions with existing and prospective investors for additional financing but there are no commitments at this time and we can give no assurance that additional financing can be secured on favorable terms, or at all. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern.   If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives.  Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2011 Compared to the Fiscal Year Ended December 31, 2010

We earned revenue of $713,028 for the fiscal year ended December 31, 2011as compared to revenue of $905,467 for the fiscal year ended December 31, 2010, a decrease of $192,439, or approximately 21%. The decrease more than reflects inclusion in 2010 of grant revenue of $244,479 from the Federal Government QTDP program. Excluding this item, revenues increased slightly from $660,988, or by 8%.

Selling, general and administrative expenses totaled $5,245,985 for the fiscal year ended December 31, 2011, compared to $4,660,909 for the fiscal year ended December 31, 2010, an increase of $585,076 or approximately 13%. The increase in selling, general and administrative expenses related to increased sales and marketing effort, and an increase in legal, accounting and consulting fees related to the reverse merger.

Research and development expense totaled $6,242,855 for the fiscal year ended December 31, 2011, compared to research and development expense of $5,495,766 for the fiscal year ended December 31, 2010, an increase of $747,089 or approximately 14%. The increase in research and development expenses was due primarily to costs associated with the development of the LAESI technology.

As a result of the increase in both our selling, general and administrative expenses and our research and development expense, our loss from operations for the fiscal year ended December 31, 2011 was $10,775,812, compared to a loss from operations of $9,251,208 for the fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2011, we had other expense of $721,520 as compared to other expense for the fiscal year ended December 31, 2010 of $332,454. The increase was due largely to interest expense related to convertible debentures of $241,000. The convertible debentures all converted to equity in September of 2011.

After foreign currency translation adjustments of $18,617 and ($2,348), respectively, we had a total comprehensive loss of $11,478,715, or $0.55 per share, for the fiscal year ended December 31, 2011 as compared to a total comprehensive loss of $9,586,010, or $0.58 per share, for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets equal to $1,431,729 comprised of $505,277 in cash and cash equivalents, $49,979 in restricted cash, $511,712 in trade accounts receivable and other receivables, $223,336 in inventory and $141,425 in prepaid expenses.  This compares with total current assets equal to $1,502,174 as of December 31, 2010 comprised of $410,696 in cash and cash equivalents, $49,893 in restricted cash, $708,550 in trade accounts receivable and other receivables, $267,065 in inventory and $65,970 in prepaid expenses. The Company's total current liabilities as of December 31, 2011 were equal to $7,082,908, comprised of $398,383 in current maturities on long term debt, $2,623,601 in trade accounts payable, $3,000,000 in connection with the Centra Bank line of credit, $750,000 in loans payable to shareholders and $310,924 in other payables and accrued expenses.  This compares with total current liabilities of $5,965,979 as of December 31, 2010 comprised of $369,548 in current maturities on long term debt, $1,842,767 in trade accounts payable, $3,000,000 in connection with the Centra Bank line of credit, $500,000 in a loan payable to a shareholder and $253,664 in other payables and accrued expenses.

Operating Activities

Net cash used in operating activities for the fiscal year ended December 31, 2011 increased $654,015, or 9%, as compared to $7,313,171 used during the fiscal year ended December 31, 2010. This consisted primarily of a net loss of approximately $11,497,332. Net loss was adjusted for non-cash items such as depreciation and amortization of $1,279,590, non-cash compensation of $351,990, issuance of common stock for accrued interest of $258,181 and accretion of convertible debenture discount of $132,689. We also had an increase in trade accounts receivable of $25,999 and an increase in trade accounts payable of $780,834. Other receivables decreased by $727,327 due largely to receipt in 2011 of a $500,000 stock subscription receivable at 2010 year end. Other items of working capital netted to a decrease of $25,534.

Our working capital deficit was $(5,651,179) at December 31, 2011 as compared to a working capital deficit of $(4,463,805) at December 31, 2010. The change in working capital of approximately $1,187,374 from December 31, 2010 to December 31, 2011 was primarily attributable to increased investment and activity into the LAESI project.

Investing Activities

Net cash used in investing activities during the fiscal year ended December 31, 2011 was $1,241,966, which was primarily used for deposits on equipment or equipment purchases. Net cash used in investing activities during the fiscal year ended December 31, 2010 was $572,543, which was primarily used for deposits on equipment or equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes related to our development programs.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2011 was $9,285,116, which was the result of the net proceeds of $2,282,100 from the sale of our common stock and proceeds of $7,405,000 from long-term debt. This was offset by $401,984 used in the repayment of long term debt.  Cash provided by financing activities during the fiscal year ended December 31, 2010 was $7,144,065, which was the result of the net proceeds of $4,900,001 from the sale of our common stock, proceeds of $2,500,000 from long-term debt and net advances on our bank line of credit in the amount of $36,845. This was offset by $288,394 used in the repayment of long-term debt, and $4,387 of financing costs.

Effect of Exchange Rate Changes on Cash

Exchange rate changes resulted in an increase in cash during the year ended December 31, 2011 of $18,617. For the year ended December 31, 2010, exchange rate changes resulted in a decrease in cash of $2,348.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized upon shipment of the product, which is typically when title passes. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of December 31, 2011 and 2010, we had no deferred revenue that related to future periods.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is net of $303,233 in 2011 and $389,954 in 2010, which reflects the French Government Research Credit.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 15,133,000 and 10,719,000 at December 31, 2011 and 2010, respectively.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 2 to our financial statements, which are included in this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The registrant is a smaller reporting company and is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required to be included in this Item 8 are set forth at page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For information on the change in our registered public accounting firm, please see the Current Report on Form 8-K we filed with the Securities and Exchange Commission on September 9, 2011, which is incorporated herein by reference.

Item 9A. Controls and Procedures

Report on Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

On September 2, 2011, we acquired Protea Biosciences, Inc. through a reverse acquisition.   Due to the significance of this acquisition to our Company as a whole and the limited amount of time available to us, we did not have enough resources to assess the Company’s internal controls in connection with this annual report for the fiscal period ended December 31, 2011.  The Company’s management will evaluate and report on our internal controls over financial reporting in the annual report filed for the fiscal year ended December 31, 2012. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

With the addition of new processes and procedures associated with the reverse acquisition, there were changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.  These changes include an increased requirement of business transaction review and an increased requirement of board oversight and review.  The acquisition of Protea Biosciences, Inc also adds greater accounting and financial reporting resources, to manage these changes in our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position	Officer/Director of PBI Since

Stephen Turner	66	Chief Executive Officer and Chairman of the Board	2001
Stanley Hostler	84	Vice President, Secretary and Director	2006
Alessandro Baldi, Ph.D	55	Vice President and General Manager	2011
Edward Hughes	58	Chief Financial Officer	2010
Matthew Powell	37	Chief Science Officer	2006
Steven Antoline	55	Director	2010
Daniel Flynn, Ph.D.	52	Director	2007
Leonard Harris	75	Director	2003
Ed Roberson	66	Director	2009
Scott Segal	56	Director	2008
Roderick Jackson	71	Director	2011

There are no family relationships among any of our executive officers and directors. None of our directors has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Background

Each of our officers and directors, except Alessando Baldi, Ph.D. (appointed in October of 2011), were appointed to serve as officers and directors of the Company on September 2, 2011 effective upon the closing of the Merger.

The following is a brief summary of the background of each of our directors and executive officers.

Stephen Turner is Chief Executive Officer and Chairman of the Board, positions he has held since founding PBI in July, 2001. From 1999 to 2001 he served as President and CEO of Quorum Sciences, Inc. From 1984 to 1997 he was President and CEO of Oncor, Inc. He founded Bethesda Research Laboratories, Inc. in 1975 and served as its Chairman and CEO from 1975 to 1983, at which time BRL became the molecular biology division of Life Technologies, Inc. Prior to commencing his career in biotechnology, Mr. Turner held the position of Director of Marketing for the Clinical Microbiology Division of Becton, Dickinson & Co. He received his B.A. from Stanford University in 1967. In 1994 he received the Ernst & Young Entrepreneur of the Year Award in Life Sciences for the Washington D.C. Region. Mr. Turner was appointed to serve as a director of the Company because he is a founder of Protea and his deep knowledge of our products and market opportunity led the board to determine that he should serve as a director.

Stanley Hostler is Vice President, Secretary and Director. He has been a Director of PBI since January 2006 and Vice President and Secretary since June 2006. Mr. Hostler is an attorney with a career practice in the field of labor and employment law. From 2000 to 2010 he served as Special Assistant to the Governor of the State of West Virginia. From 2002 to 2004 he served as Counsel to the Prim Law Firm. From 2000 to 2010 he served on the West Virginia University Foundation Board of Directors, and from 1995 to 2010 on the Advisory Committee of the WVU School of Medicine. He is a Graduate of the West Virginia University School of Law (1965). Mr. Hostler’s legal experience and business contacts and relationships with West Virginia University and the State of West Virginia, have been an asset to the Company and led the board to determine that he should serve as a director of the Company.

Alessandro Baldi, Ph.D, is Vice President and General Manager since October 3, 2011. Dr. Baldi has over 25 years of experience in separation sciences and mass spectrometry. Prior to joining Protea, Dr. Baldi served in various capacities for PerkinElmer, Inc., beginning in January 2001, as technology manager for the overall chromatography portfolio driving technology pipeline and leading a team of global support managers, application and technology scientists. In January, 2004, Dr. Baldi moved to a business manager position in liquid chromatography and then in January, 2006 to a business and marketing manager position for the entire chromatography and data systems portfolio responsible for providing strategic directions and program executions. He led a team of product managers, application scientists and coordinate communication and business activities on a global basis and drove few acquisitions to expand technology portfolio and create new business opportunities. As a result of these activities, in October of 2009, he then became Senior Business Director of Mass Spectrometry, leading the ramp up phase of the business within the organization providing strategic guidelines and organizing the business team on a global basis. Before joining PerkinElmer in 2001, Dr. Baldi was a part-time Professor at the University of Florence, Dept. of Pharmacy. He received his Ph.D. in Analytical Chemistry in 1995 from the University of Florence, Italy. Dr. Baldi has been active in the analytical industry for more than 20 years, as a researcher, consultant, teacher and manager, with operating experience in more than thirty countries.

Edward Hughes is Chief Financial Officer, and has served in this position since April 2010. Prior to this position he was CFO of Microbac Laboratories, Inc., an environmental and food testing company based in Pittsburgh, Pennsylvania from February, 2003 through March 2009. Prior to that, he was CFO of Silliker Group Corporation, a food testing company based in Greater Chicago. He is currently a Board member of the Pittsburgh Chapter of Financial Executives International. From 1987 to 1998 he was employed by Rhone Poulenc Rorer, where he was Manager, Financial Planning and Analysis (1987-88), Assistant Controller – Research and Development (1988-1991), Finance Director Asia/Pacific (1991-1996) and Corporate Finance Director (1997-1998).

Matthew Powell, Ph.D. is Protea’s Director, Research & Development and Chief Science Officer. He received his Ph.D. in Analytical Chemistry from West Virginia University in 2005. Dr. Powell is considered by the Company to be an expert in the field of biological mass spectrometry and is an inventor of several proprietary bioanalytical technologies in development at the Company.

Steven Antoline joined the Board of Directors in April 2010. He is a successful owner, developer and manager of coal and natural resource properties and inventor of new equipment for coal mining. From 1996 to 2006, he was President and owner of Superior Highwall Mining, Inc., which was sold to a partnership comprised of Lehman Bros. (60%) and Tennessee Valley Ventures (40%). Mr. Antoline was appointed to serve as a director of the Company because of his prior experience in the development and sale of companies, and in working with investment bankers.

Daniel Flynn, Ph.D. joined the company’s Board of Directors in June, 2007. Dr. Flynn is a scientific co-founder of the Company, and served as a consultant to the Company from 2001 to 2004. Since 2008, Dr. Flynn has served as the Associate Dean for Research, The Commonwealth Medical School, Scranton, Pennsylvania. From 1992 to 2008, he was Professor of Cell Biology at the West Virginia University Health Sciences Center. He received his Ph.D. in Microbiology from North Carolina State, and is an acknowledged expert in Cell Biology and Signal Transduction, focusing on breast cancer and invasion. The Company appointed Dr. Flynn to serve as a director because the Company believes his expertise is useful to the identification of new life science technology development opportunities.

Leonard Harris has been a member of the Board of Directors since April 2003. Since 1977 he is the founder and Chief Executive Officer of Southern Computer Consultants, Inc. located in Frederick, Maryland, a company which provides products and services to the United States government and Fortune 500 corporations. Mr. Harris' extensive experience in technology-based corporate development, which provides support and guidance to the Company’s LAESI instrument platform, led the board to determine that he should serve as a director of the Company.

Ed Roberson joined the Board of Directors in September 2009. From July 2006 to June 2010 he served as Chairman of the Board of the Methodist Healthcare System. He received his MBA in accounting in 1972 from the University of Georgia. From 2006-2011 he was President of Beacon Financial, in Memphis, Tennessee, and from 2006-2007 President of Conwood LLC. He has been a Director of the Paragon National Bank from 2004 to present. From 1972 to 1992 Mr. Roberson was employed by KPMG, most recently as partner. Mr. Roberson’s experience, both as a Partner with KPMG and subsequently as a CEO, led the Board to determine that he should serve as a director of the Company.

Scott Segal joined the Board of Directors in February 2008. He is a practicing attorney, specializing in the fields of personal injury, product liability and related matters, and is the President of the Segal Law Firm, Charleston, West Virginia. He received his JD from the West Virginia University School of Law in 1981, and has been a member of the American Bar Association from 1981 to present. Mr. Segal has extensive relationships within the State of West Virginia and is considered by the Company to be an expert in several areas which may have use for the Company’s technology, including forensics and occupational health, which led the Board to determine that he should serve as a director of the Company.

Roderick Jackson joined the Board of Directors in January 2011. From 2005 to 2009 he was the founder, Chairman and Chief Executive Officer of Cobalt Laboratories, and from 2005 to 2009 a member of the Board of Directors of The Arrow Group, based in the United Kingdom. In June 2009 Cobalt Laboratories was sold, along with the Arrow Group, to Watson Pharmaceuticals. From 1986 to 2002 he was employed by Mylan Laboratories, Inc., first as Vice President Marketing and Sales (1986-1992) then as Senior Vice President and Member of the Office of the President (1992-2002). He received his B.B.A. from Texas A&M University. Mr. Jackson's experience in the development of marketing agreements both in the U.S. and internationally, which will be beneficial to the Company as it seeks to market its products, led the board to determine that he should serve as a director of the Company.

Director Independence

Our determination of the independence of directors is made using the definition of “independent” contained in Rule 5605(a)(2) of The Nasdaq Stock Market. On the basis of information solicited from each director, the Board has determined that each of our directors with the exception of Mr. Turner and Mr. Hostler is independent within the meaning of such rule.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Executive officers, directors and more than 10% shareholders are required by regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2011.

Code of Ethics

On December 20, 2007, we adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 7, 2008 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to Protea Biosciences Group, Inc., Attention: Chief Executive Officer, 955 Hartman Run Rd., Morgantown, West Virginia 26507.

Corporate Governance

Our Board of Directors has not yet adopted procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee Financial Expert

The Company does not currently have a financial expert serving on its audit committee at this time, however, Ed Roberson, a current director of the board would be deemed a financial expert. In addition, the Company has engaged certain consultants in order to assist the Company in performing an evaluation of internal controls in accordance with Sarbanes-Oxley rules and regulations to identify control gaps and to recommend control improvement opportunities. Ed Roberson would be deemed independent in accordance with Rule 5605(a)(2) of The Nasdaq Stock Market.

Insider Participation in Meetings of Directors

Other than Mr. Turner, our Chief Executive Officer and President and Mr. Hostler, our Vice-President, all of our remaining directors are independent directors. All matters to be acted upon where potential conflicts exist between our executive officers and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the non-interested directors. During the year ended December 31, 2011, Mr. Turner did not participate in deliberations of the Company's Board of Directors concerning his compensation.

Item 11.          Executive Compensation

The following table illustrates the compensation paid by Protea to its Chief Executive Officer, its two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and who earned in excess of $100,000, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. We refer to these individuals as the “Named Executive Officers”. The disclosure is provided for the years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Option Awards(1)	Total ($)

Stephen Turner, Chief Executive Officer, President	2011	239,408	—	239,408
	2010	239,887	123,150	363,137
Edward J. Hughes, Chief Financial Officer	2011	131,114	—	131,114
	2010	87,050	43,200	130,250
Matthew Powell, Ph.D., Chief Science Officer	2011	137,772	—	137,772
	2010	127,035	—	127,035

(1) The amount included in the “Option Awards” column does not reflect compensation actually received by the Named Executive Officer but represents the compensation cost that we recognized in each year presented, determined in accordance with SFAS No. 123(R). The valuation assumptions used in determining such amounts are described in Note 8 of our financial statements for the fiscal year ended December 31, 2011.

We do not currently have employment agreements with our Named Executive Officers, although we may enter into such agreements in the future.

The following table provides information about equity awards granted to our Named Executive Officers that were outstanding on December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Not exercisable
Name

Stephen Turner	100,000		$0.80	6/07/2016
	100,000	150,000	$1.50	4/23/2020

Edward J. Hughes	27,000	63,000	$1.50	10/05/2020

Matthew Powell, Ph.D	80,000		$0.50	12/15/2015
	100,000		$1.25	1/19/2017
	20,000	20,000	$1.50	12/31/2019

Stanley Hostler	100,000		$0.80	6/07/2016
	16,000		$1.50	12/31/2017
	48,000		$1.50	12/31/2018
	48,000		$1.50	12/31/2019
	43,000	57,000	$1.50	9/17/2020
	48,000		$1.50	12/31/2020
	36,000		$1.50	12/31/2021
	12,000		$2.00	12/31/2021

(1)	Options vest in 25% increments over a four-year vesting schedule. Grant dates are ten years prior to expiration date.
(2)	Options vest in 33.33% increments over a three-year vesting schedule. Grant date was September 17, 2010.

Board Compensation

During the fiscal year ended December 31, 2011, members of our Board of Directors did not receive any compensation in connection with providing any services as a member of the Board of Directors.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 28, 2012, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 28, 2012. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 28,650,980 shares of common stock outstanding as of March 28, 2012 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 28, 2012.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class

Stephen Turner	Chief Executive Officer and Chairman of the Board	2,045,836	(1)	7.1%

Stanley Hostler	Vice President, Secretary and Director	4,630,215	(2)	15.35%

Edward Hughes	Chief Financial Officer	—		—

Allessandro Baldi, Ph.D.(10)	Vice President and General Manager	—		—

Matthew Powell	Director of Research & Development and Chief Science Officer	—		—

Steve Antoline	Director	3,205,715	(3)	10.67%

Daniel Flynn, Ph.D.	Director	90,000		*

Leonard Harris	Director	2,535,324	(4)	8.6%

Ed Roberson	Director	269,109	(5)	1.1%

Scott Segal	Director	2,505,457	(6)	8.47%

Roderick Jackson	Director	236,044	(7)	*

West Virginia Jobs Investment Trust Board	—	2,892,809	(8)	9.8%

The Estate of Milan Puskar	—	3,173,057	(9)	10.67%

Officers and Directors as a Group (total of 11 persons)		15,517,700		45.25%

(1)	Includes 116,668 shares of common stock to be acquired upon the exercise of warrants.

(2)	Includes, 1,051,000 shares of common stock to be acquired upon the exercise of warrants and 125,000 shares of common stock, underlying a convertible promissory note issued to Mr. Hostler. Also includes 1,293,763 shares of common stock held by Mr. Hostler’s wife, Virginia Child and 335,000 shares of common stock to be acquired upon the exercise of warrants held by Mr. Hostler’s wife, Virginia Child.

(3)	Includes 1,514,048 shares of common stock and 986,667 shares of common stock to be acquired upon the exercise of warrants owned of record by the Steve A. Antoline 2006 Irrevocable Trust (the "Antoline Trust"). Also includes (1) 303,333 shares of common stock, (2) 151,667 shares of common stock to be acquired upon the exercise of warrants and (3) 250,000 shares of common stock underlying a convertible promissory note owned of record by Summit Resources, Inc. As the trustee of the Antoline Trust and president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by the Antoline Trust and Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by the Antoline Trust and Summit Resources, Inc.

(4)	Includes 761,667 shares of common stock to be acquired upon the exercise of warrants.

(5)	Includes 110,000 shares of common stock to be acquired upon the exercise of warrants.

(6)	Includes 933,334 shares of common stock to be acquired upon the exercise of warrants.

(7)	Includes 100,000 shares of common stock to be acquired upon the exercise of warrants.

(8)	Includes 810,000 shares of common stock to be acquired upon the exercise of warrants. The holder’s address is 1012 Kanawha Boulevard East, 5 th Floor, Charleston, West Virginia 25301. Andrew Zulauf, the Executive Director of WVJIT, may be deemed to have voting and investment control over these securities.

(9)	Includes 1,078,334 shares of common stock to be acquired upon the exercise of warrants.

Item 13.          Certain Relationships and Related Transactions and Director Independence

As noted above, the Board has determined that each of our directors with the exception of Mr. Turner and Mr. Hostler is independent within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. The Company is not a listed issuer for purposes of Item 407 of Regulation S-K.

Described below are transactions or series of transactions that occurred from January 1, 2010 through the date of this report (the “Period Reported”) between us and our executive officers, directors or the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

In March 2011, Summit Resources, Inc, an entity controlled by Steven Antoline, a director, paid the Company $250,000 in connection with a subscription for certain convertible debentures issued by the Company. The outstanding principal and interest on the debentures was converted into shares of Common Stock of the Company on September 2, 2011.

On December 20, 2011, we issued convertible promissory notes to Stanley Hostler, a director, and Summit Resources, Inc., an affiliate of Steven Antoline, a director, in an aggregate principal amount equal to $750,000. The notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) the date that is 180 days from the issue date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default. At the option of the holder, each $2.00 of outstanding principal amount and accrued unpaid interest is convertible into one share of common stock of the Company, at any time after the issue date.

In connection with the terms of a private placement offering (the “Offering”) of up to 100 units (the “Units”), each Unit consisting of 50,000 shares of Common Stock with a final closing date on March 1, 2012 and warrants to purchase 25,000 shares of Common Stock, during the period beginning on the date of the declaration of the effectiveness of a registration statement relating to a firm commitment underwritten offering covering the offer and sale of Common Stock for the account of the Company through the six month anniversary thereof, each of the officers and directors of the Company agreed not to, subject to certain exemptions, directly or indirectly, offer, sell, hedge, or pledge any option or contract to purchase, sell, grant any option, right or warrant to purchase or sell, or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future), any securities of the Company beneficially owned by such person, pursuant to the terms and conditions of a lock-up agreement (the “Lock-up Agreement”) by and between the Company and each such officer and director.

In March 2012, the Company received an aggregate of $100,000 from Stanley Hostler, a director of the Company, in connection with a subscription for a unit consisting of 50,000 shares of Common Stock and a warrant to purchase 25,000 shares of Common Stock exercisable at a price of $2.25 per share. As of the date of this filing, the securities underlying the unit have not been issued.

Item 14.          Principal Accounting Fees and Services

The following information sets forth fees billed to us by Malin, Bergquist & Co., LLP (“Malin”) during the fiscal year ended December 31, 2011 and AJ. Robbins, P.C. (“AJ. Robbins”) during the fiscal years ended December 31, 2011 and December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $12,190 for the year ended December 31, 2011 and $13,250 for the year ended December 31, 2010. The aggregate fees billed by Malin for such professional services were $92,050 for the year ended December 31, 2011.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2011 and December 31, 2010. There were also no fees billed by Malin for assurance and related services for the year ended December 31, 2011.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $1,855 for the year ended December 31, 2011 and $1,855 for the year ended December 31, 2010. The aggregate fees billed by Malin for such professional services were $5,020 for the year ended December 31, 2011.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the years ended December 31, 2011 and December 31, 2010. The aggregate fees billed by Malin for such professional services were $10,800 for the year ended December 31, 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the Audit Committee and accordingly, all services are approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated as September 2, 2011 by and among Protea Biosciences, Inc., SRKP 5, Inc., and SRKP 5 Acquisition Corp. I. (1)

3.1	Certificate of Incorporation. (2)

3.2	Bylaws. (2)

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011. (1)

4.1	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of convertible debentures. (1)

4.2	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of Class A Common Stock. (1)

4.3	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated August 3, 2009. (1)

4.4	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009. (1)

4.5	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated October 21, 2010. (1)

4.6	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010. (1)

4.7	Commercial Promissory Note between Protea Biosciences, Inc. and Centra Bank, Inc., dated August 27, 2009. (1)

10.1	Share Cancellation Agreement dated as of September 2, 2011 by and between the registrant and the Persons signatory thereto. (1)

10.2	Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated October 8, 2009. (1)

10.3	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated March 26, 2010. (1)

10.4	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated May 27, 2010. (1)

10.5	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated October 29, 2010. (1)

10.6	Amended and Restated Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated February 22, 2010. (1)

10.7	Second Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated January 14, 2011. (1)

10.8	Third Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated April 27, 2011. (1)

10.9	Fourth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated June 21, 2011. (1)

10.10	Exclusive License Agreement between Johns Hopkins University and Protea Biosciences, Inc., dated June 9, 2009. (1)

10.11	Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated September 19, 2001. (1)

10.12	Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated December 21, 2005. (1)

10.13	1st Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated March 8, 2006. (1)

10.14	2nd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated November 20, 2006. (1)

10.15	3rd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated April 11, 2007. (1)

10.16	4th Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated January 24, 2008. (1)

10.17	Joint Research and Development Agreement between Laboratories Mayoly Spindler SAS, Protea Biosciences, Inc. and Protea Europe SAS, dated March 22, 2010. (1)

10.18	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009. (1)

10.19	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated August 3, 2009. (1)

10.20	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated August 3, 2009. (1)

10.21	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009. (1)

10.22	Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009. (1)

10.23	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated October 21, 2010. (1)

10.24	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated October 21, 2010. (1)

10.25	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated December 10, 2010. (1)

10.26	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated December 10, 2010. (1)

10.27	Amended and Restated Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010. (1)

10.28	Commercial Loan Agreement between Centra Bank, Inc. and Protea Biosciences, Inc., dated August 27, 2009. (1)

10.29	First Amendment to Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated December 11, 2002. (1)

10.30	Equipment Lease Agreement between Monogalia County Development Authority and Protea Biosciences, Inc., dated March 12, 2007. (1)

10.31	Form of Convertible Promissory Notes, dated December 20, 2011 (3)**

10.32	Lease Agreement, dated January 25, 2012 by and between Protea Biosciences, Inc. and White Birch Properties, LLC (5)

10.33	Form of Lock-Up Agreement by and between the Company and each officer and director**(6)

14.1	Code of Ethics (4)

16.1	Letter from A.J. Robbins, dated September 9, 2011. (1)

21.1	List of Subsidiaries. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
**Agreement to which a member of management is a party.
(1) Filed as an exhibit to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.
(2) Filed as an exhibit to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.
(3) Filed as an exhibit to the registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2011 and incorporated herein by this reference.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by this reference.
(5) Filed as an exhibit to the registrant’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2012. (6) Filed as an exhibit to the registrant’s Form 8-K filed on March 6, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2012	PROTEA BIOSCIENCES GROUP, INC.

	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2012	By:	/s/ Stephen Turner
Stephen Turner, Chief Executive Officer
and Director

Date: March 29, 2012	By:	/s/ Edward Hughes
Edward Hughes, Chief Financial Officer

Date: March 29, 2012	By:	/s/ Steven Antoline
Steven Antoline, Director

Date: March 29, 2012	By:	/s/ Daniel Flynn
Daniel Flynn, Ph.D., Director

Date: March 29, 2012	By:	/s/ Leonard Harris
Leonard Harris, Director

Date: March 29, 2012	By:	/s/ Ed Roberson
Ed Roberson Director

Date: March 29, 2012	By:	/s/ Scott Segal
Scott Segal, Director

Date: March 29, 2012	By:	/s/ Roderick Jackson
Roderick Jackson, Director

Date: March 29, 2012	By:	/s/ Stanley Hostler
Roderick Jackson, Director

PROTEA BIOSCIENCES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Protea Biosciences Group, Inc.

Morgantown, West Virginia

We have audited the accompanying consolidated balance sheets of Protea Biosciences Group, Inc. and subsidiaries (a development stage enterprise) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception on July 13, 2001 to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, and for the period from inception on July 13, 2001 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses and its liabilities exceed its assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malin, Bergquist & Company, LLP

Pittsburgh, PA

March 28, 2012

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$505,277	$410,696
Restricted cash	49,979	49,893
Trade accounts receivable	76,650	50,651
Other receivables	435,062	657,899
Inventory	223,336	267,065
Prepaid expenses	141,425	65,970
Total current assets	1,431,729	1,502,174
Property and equipment, net	3,319,219	3,073,804
Other noncurrent assets	17,632	22,122

Total Assets	$4,768,580	$4,598,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long term debt	$398,383	$369,548
Accounts payable	2,623,601	1,842,767
Bank line of credit	3,000,000	3,000,000
Loans payable to shareholders	750,000	500,000
Other payables and accrued expenses	310,924	253,664
Total current liabilities	7,082,908	5,965,979

Long term debt - net of current portion	2,189,454	5,070,064
Commitments and contingencies (see Notes)
Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 100,000,000 shares authorized; 27,061,498 and 18,652,378 shares issued and outstanding at December 31, 2011 and December 31, 2010)	2,706	18,652
Additional paid in capital	32,922,112	19,923,290
Stock subscriptions receivable ( 2010 - 286,667 at $1.50)	-	(430,000)
Deficit accumulated during development stage	(37,443,419)	(25,946,087)
Accumulated other comprehensive income (loss)	14,819	(3,798)
Total Stockholders' Equity (deficit)	(4,503,782)	(6,437,943)
Total Liabilities and Stockholders' Equity	$4,768,580	$4,598,100

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations and Total Comprehensive Loss

See Accompanying Notes to Financial Statements

	For the Years Ended December 31,		Period from July 13, 2001 (date of inception) to
	2011	2010	December 31, 2011

Revenue	$713,028	$905,467	$2,658,605
Selling, general, administrative expenses	(5,245,985)	(4,660,909)	(20,653,360)
Research and development expense	(6,242,855)	(5,495,766)	(18,001,810)
Loss from operations	(10,775,812)	(9,251,208)	(35,996,565)

Other income (expense):
Interest and exchange income	8,117	3,890	51,575
Interest expense	(729,637)	(335,225)	(1,488,610)
Gain on debt settlement	-	-	13,834
Loss on asset disposal	-	(1,119)	(23,653)
Total other income (expense)	(721,520)	(332,454)	(1,446,854)

Loss before income taxes	(11,497,332)	(9,583,662)	(37,443,419)
Income taxes	-	-	-

Net loss	(11,497,332)	(9,583,662)	(37,443,419)
Foreign currency translation adjustment	18,617	(2,348)	14,819
Total comprehensive loss	$(11,478,715)	$(9,586,010)	$(37,428,600)

Net loss per share - basic and diluted	$(0.55)	$(0.58)	$(4.22)

Weighted average number of shares outstanding - basic and diluted	20,925,458	16,459,077	8,863,767

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit)

See Accompanying Notes to Financial Statements

					Deficit	Accumulated	Total
	Common Stock			Stock	Accumulated	Other	Stockholders'
	Par Value $.001		Additional	Subscription	During	Comprehensive	Equity
	Shares	Amount	Paid in Capital	Receivable	Development Stage	Income (Loss)	(Deficit)
July 13, 2001 (date of inception)	-	$-	$-	$-	$-	$-	$-

Issuance of stock for cash	320,000	320	59,680	-	-	-	60,000
Issuance of stock for services	2,010,000	2,010	374,865	-	-	-	376,875
Net loss	-	-	-	-	(474,399)	-	(474,399)
December 31, 2001	2,330,000	$2,330	$434,545	$-	$(474,399)	$-	$(37,524)

Issuance of stock for cash	1,050,000	1,050	373,950	-	-	-	375,000
Net loss	-	-	-	-	(416,491)	-	(416,491)
December 31, 2002	3,380,000	$3,380	$808,495	$-	$(890,890)	$-	$(79,015)

Issuance of stock for cash	550,000	550	274,450	-	-	-	275,000
Stock-based compensation expense	-	-	2,590	-	-	-	2,590
Issuance of stock for services	40,000	40	19,960	-	-	-	20,000
Net loss	-	-	-	-	(420,431)	-	(420,431)
December 31, 2003	3,970,000	$3,970	$1,105,495	$-	$(1,311,321)	$-	$(201,856)

Issuance of stock for cash	550,000	550	274,450	-	-	-	275,000
Stock-based compensation expense	-	-	5,181	-	-	-	5,181
Net loss	-	-	-	-	(459,474)	-	(459,474)
December 31, 2004	4,520,000	$4,520	$1,385,126	$-	$(1,770,795)	$-	$(381,149)

Issuance of stock for cash	1,034,000	1,034	515,966	-	-	-	517,000
Stock-based compensation expense	-	-	44,711	-	-	-	44,711
Issuance of stock for services	82,500	83	65,917	-	-	-	66,000
Net loss	-	-	-	-	(1,034,429)	-	(1,034,429)
December 31, 2005	5,636,500	$5,637	$2,011,720	$-	$(2,805,224)	$-	$(787,867)

Issuance of stock for cash	3,191,000	3,191	2,929,809	-	-	-	2,933,000
Subscribed stock	-	-	-	(25,000)	-	-	(25,000)
Stock-based compensation expense	-	-	26,851	-	-	-	26,851
Net loss	-	-	-	-	(1,336,317)	-	(1,336,317)
December 31, 2006	8,827,500	$8,828	$4,968,380	$(25,000)	$(4,141,541)	$-	$810,667

 (continued)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

					Deficit	Accumulated	Total
	Common Stock			Stock	Accumulated	Other	Stockholders'
	Par Value $.001		Additional	Subscription	During	Comprehensive	Equity
	Shares	Amount	Paid in Capital	Receivable	Development Stage	Income (Loss)	(Deficit)
December 31, 2006	8,827,500	$8,828	$4,968,380	$(25,000)	$(4,141,541)	$-	$810,667

Issuance of stock for cash	2,027,990	2,028	2,518,909	-	-	-	2,520,937
Issuance of stock for accrued interest on convertible debt	169,332	169	135,289	-	-	-	135,458
Stock-based compensation expense	-	-	91,446	-	-	-	91,446
Stock warrants exercised	25,000	25	225	-	-	-	250
Net loss	-	-	-	-	(2,854,072)	-	(2,854,072)
December 31, 2007	11,049,822	$11,050	$7,714,249	$(25,000)	$(6,995,613)	$-	$704,686

Issuance of stock for cash	2,136,671	2,137	3,196,614	-	-	-	3,198,751
Subscribed stock	-	-	-	(20,000)	-	-	(20,000)
Stock-based compensation expense	-	-	113,262	-	-	-	113,262
Issuance of stock for services	4,167	4	6,247	-	-	-	6,251
Net loss	-	-	-	-	(4,037,075)	-	(4,037,075)
December 31, 2008	13,190,660	$13,191	$11,030,372	$(45,000)	$(11,032,688)	$-	$(34,125)

Issuance of stock for cash	1,823,338	1,823	2,715,627	-	-	-	2,717,450
Issuance of stock for accrued interest on convertible debt	45,042	45	67,517	-	-	-	67,562
Subscribed stock	-	-	-	20,000	-	-	20,000
Stock-based compensation expense	-	-	332,941	-	-	-	332,941
Issuance of stock for services	20,000	20	29,986	-	-	-	30,006
Net loss	-	-	-	-	(5,329,737)	-	(5,329,737)
Foreign currency translation adjustment	-	-	-	-	-	(1,450)	(1,450)
December 31, 2009	15,079,040	$15,079	$14,176,443	$(25,000)	$(16,362,425)	$(1,450)	$(2,197,353)

Issuance of stock for cash	3,553,334	3,553	5,322,061	-	-	-	5,325,614
Subscribed stock	-	-	(25,000)	(405,000)	-	-	(430,000)
Stock-based compensation expense	-	-	295,573	-	-	-	295,573
Issuance of stock for services (net of $4,387 of financing expenses)	20,004	20	29,986	-	-	-	30,006
Stock warrants issued as part of convertible debentures	-	-	124,227	-	-	-	124,227
Net loss	-	-	-	-	(9,583,662)	-	(9,583,662)
Foreign currency translation adjustment	-	-	-	-	-	(2,348)	(2,348)
December 31, 2010	18,652,378	$18,652	$19,923,290	$(430,000)	$(25,946,087)	$(3,798)	$(6,437,943)

 (continued)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

					Deficit	Accumulated	Total
	Common Stock			Stock	Accumulated	Other	Stockholders'
	Par Value $.0001 (1)		Additional	Subscription	During	Comprehensive	Equity
	Shares	Amount	Paid in Capital	Receivable	Development Stage	Income (Loss)	(Deficit)
December 31, 2010	18,652,378	$18,652	$19,923,290	$(430,000)	$(25,946,087)	$(3,798)	$(6,437,943)

Issuance of stock for cash prior to Reverse Merger	545,667	546	817,954	-	-	-	818,500
Subscribed stock prior to Reverse Merger	-	-	-	430,000	-	-	430,000
Stock warrants issued in connection with convertible debentures	-	-	852,995	-	-	-	852,995
Net carrying value of convertible debentures converted into shares of stock	5,808,787	5,809	7,681,582	-	-	-	7,687,391
Change in Par Value upon completion of Reverse Merger	-	(22,506)	22,506	-	-	-	-
Stock issued upon conversion of convertible debentures	1,033,333	103	1,549,897	-	-	-	1,550,000
Issuance of stock for cash at $1.50 per share	641,333	64	961,936	-	-	-	962,000
Issuance of stock for cash at $2.00 per share	380,000	38	759,962	-	-	-	760,000
Stock-based compensation expense	-	-	351,990	-	-	-	351,990
Net loss	-	-	-	-	(11,497,332)	-	(11,497,332)
Foreign currency translation adjustment	-	-	-	-	-	18,617	18,617
December 31, 2011	27,061,498	$2,706	$32,922,112	$-	$(37,443,419)	$14,819	$(4,503,782)

Footnote:

(1) Prior to September 2, 2011, the Company's Par Value was $.001.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows

See Accompanying Notes to Financial Statements

	For the Years Ended		Period from July 13, 2001
	December 31,		(date of inception) to
	2011	2010	December 31, 2011
Cash flows from operating activities:
Net loss	$(11,497,332)	$(9,583,662)	$(37,443,419)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,279,590	862,181	3,389,354
Non-cash compensation	351,990	295,573	1,264,548
Issuance of common stock and warrants for services	-	30,006	529,138
Issuance of common stock for accrued interest	258,181	-	461,200
Accretion of convertible debenture discount	132,689	7,145	139,834
(Gain)/Loss on disposal of fixed assets	-	1,119	23,653
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(25,999)	14,409	(76,650)
Other receivables	727,327	(533,003)	69,206
Inventory	43,729	(8,342)	(223,336)
Prepaid expenses	(75,455)	(7,179)	(141,525)
Increase (decrease)
Trade accounts payable	780,834	1,473,567	2,623,602
Other payables and accrued expenses	57,260	135,015	310,923

Net cash used in operating activities	(7,967,186)	(7,313,171)	(29,073,472)

Cash flows from investing activities:
Movement in restricted cash	(86)	(8,494)	(49,979)
Purchase of and deposits on equipment	(1,241,880)	(596,499)	(4,083,305)
Proceeds from sale of equipment	-	32,450	47,450
Net cash used in investing activities	(1,241,966)	(572,543)	(4,085,834)

Cash flows from financing activities:
Net advances on bank line of credit	-	36,845	3,000,000
Proceeds from sale of common stock	2,282,100	4,900,001	20,029,489
Proceeds from long-term debt	7,405,000	2,500,000	11,790,000
Repayment of long-term debt	(401,984)	(288,394)	(1,165,338)
Financing costs	-	(4,387)	(4,387)
Net cash provided by financing activities	9,285,116	7,144,065	33,649,764

Effect of exchange rate changes on cash	18,617	(2,348)	14,819

Net increase (decrease) in cash	94,581	(743,997)	505,277

Cash, beginning of period	410,696	1,154,693	-

Cash, end of period	$505,277	$410,696	$505,277

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$338,767	$310,863	$870,359

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through finance company debt	$283,125	$1,921,160	$2,718,272
Debt converted to company stock	$9,425,791	$-	$9,628,710
Stock subscription	$-	$430,000	$535,000

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

1.	Description of Company and Nature of Business

Protea Biosciences Group, Inc. (“Protea” or the “Company”) was incorporated in the state of Delaware on May 24, 2005.  Pursuant to an Agreement and Plan of Merger, dated September 2, 2011 (the “Merger Agreement”), by and among the Company, Protea Biosciences, Inc., and SRKP 5 Acquisition Corp., a wholly-owned subsidiary of the Company (“MergerCo”), Protea Biosciences, Inc. merged with and into MergerCo, with Protea Biosciences, Inc. (“PBI”) continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, the Company changed its name from “SRKP 5, Inc.” to “Protea Biosciences Group, Inc.” and became the parent company of Protea Biosciences, Inc.

Protea Biosciences, Inc. is an emerging biotechnology company incorporated in Delaware in July 2001, and based in Morgantown, West Virginia. The Company is engaged in developing and commercializing proprietary life science technologies, products and services that are used to recover and identify proteins in biological samples. Through its wholly-owned French subsidiary, it has a joint development arrangement with Laboratoires Mayoly Spindler SAS to develop and market a recombinant biopharmaceutical product.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at December 31, 2011 of approximately $37 million and at December 31, 2010 of approximately $26 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies, to continue to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue clinical trials of its recombinant pharmaceutical compound.

Management’s plan to meet its operating cash flow requirements includes raising additional funds from equity or debt. The Company intends to seek additional capital through sales of equity securities or convertible debt and, if appropriate, to develop corporate development partnerships to advance its drug and technology research activities for sharing the costs of development and commercialization. The Company may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complementary to theirs.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, they have no committed sources of funding and are not assured that additional funding will be available to them.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Protea Biosciences Group, Inc. and all of its wholly-owned subsidiaries. All material accounts and transactions have been eliminated in consolidation.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Development Stage Enterprise

The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, research and development activities and developing markets. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (the “Codification”) is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Non-authoritative guidance and literature include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issues Papers and Technical Practice Aids, and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.

Estimates and Assumptions

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The Company has cash on deposit at banks that may exceed the federally-insured limits at times.

Restricted Cash

Restricted cash represents a debt reserve account for the note payable to the West Virginia Development Office (see Note 5, Long-term Debt). The Company is required to maintain $48,209 on deposit in the reserve account by the 26th of every month. The amounts on deposit total $49,979 and $49,893 at December 31, 2011 and 2010, respectively. At no time during the period was the company out of compliance.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Trade Accounts Receivable

Trade accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the statement of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for trade accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company maintains allowances for doubtful accounts based on management’s analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No allowance was deemed necessary at either December 31, 2011 or 2010.

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at December 31, 2011 and 2010:

	2011	2010
French government R&D credit	$281,996	$389,954
French VAT receivable	119,507	140,929
QTDP Grant	—	96,580
Deposits and Other	33,559	30,436
Other receivables - current	$435,062	$657,899

Employee loan - noncurrent	17,632	22,122
Other receivables - noncurrent	$17,632	$22,122

Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method.

Inventory consists of the following at December 31:

	2011	2010
Finished goods	$155,368	$198,667
Work in progress	67,968	68,398
Total Inventory	$223,336	$267,065

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Property and Equipment

Expenditures for maintenance and repairs are charged to expense and the costs of significant improvements that extend the life of underlying assets are capitalized.

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	3 years

	2011	2010
Property and equipment consists of the following at December 31:
Lab equipment	$5,569,965	$4,656,420
Computer equipment	362,826	112,607
Office equipment and vehicle	196,320	99,849
Leasehold improvements	245,684	174,733
Construction in progress	193,804	—
	6,568,599	5,043,609
Accumulated depreciation	(3,249,380)	(1,969,805)
Property and equipment, net	$3,319,219	$3,073,804

Depreciation expense is charged to either research and development or administration expenses and totals $1,279,590 in 2011 and $862,181 in 2010. Depreciation expense for the period July 13, 2001 (date of inception) through 2011 totals $3,389,354.

Property and Equipment (continued)

The Company evaluates the potential impairment of property and equipment whenever events or changes in circumstances indicate that the carrying value of a group of assets may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset group exceeds the estimated undiscounted future cash flows expected to be generated from the use of the asset group and its eventual disposition. The amount of impairment loss to be recorded is measured as the excess of the carrying value of the asset group over its fair value. Fair value is generally determined using a discounted cash flow analysis or market prices for similar assets.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company derives its revenue from the sale of products and services. Product revenue is recognized upon shipment of the product. Service revenue is usually recognized upon completion of service contracts that are normally short-term in duration. However, where applicable, service revenue is recorded under proportional performance for projects in process to approximate the amount of revenue earned based on the percentage of effort completed.

Shipping and handling costs are included in cost of sales. Shipping and handling costs charged to customers are recorded as revenue in the period the related product sales revenue is recognized.

In 2010, the Company was awarded $244,479 as a grant of qualified investment in their LAESI (Laser Ablation Electrospray Ionization) project, as it met the requirements of being a qualified therapeutic discovery project (QTDP) under section 48D of the Internal Revenue Code. This amount is included as revenue on the Consolidated Statement of Operations and Total Comprehensive Loss.

Foreign Currency

The financial statements of the Company’s international subsidiary are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and an average exchange rate for each period of revenues, expenses, and gains and losses. The functional currency of the Company’s non-U.S. subsidiary is the local currency. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income/loss. Transactional gains and losses are recorded within operating results.

Net Loss per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 15,133,000 and 10,719,000 at December 31, 2011 and 2010, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Research and Development

The Company follows the policy of charging the costs of research and development to expense as incurred. Research and Development expense is net of $303,233 in 2011 and $389,954 in 2010, which reflects the French Government Research Credit.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based Compensation

The Company follows the provisions of FASB ASC 718, “Stock-Based Compensation”. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. Fair value of Company stock options is estimated using the Black-Scholes option-pricing model. The associated compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

Estimating the fair value for stock options for each grant requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on the volatility of similar entities whose share information is publicly available. The expected term represents the average time that options are expected to be outstanding and is estimated based on the average of the contractual term and the vesting period of the options as provided in SEC Staff Accounting Bulletin #110 as the “simplified” method. The risk-free interest rate for periods approximating the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are zero as the Company has no plans to issue dividends.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

FASB ASC 605 – Revenue Recognition—Multiple-Deliverable Revenue Arrangement

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

FASB ASC 718 – Compensation—Stock Compensation

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update simply codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation issued on June 18, 2009. In EITF Topic No. D-110, SEC staff clarified that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds.

FASB ASC 810-10 – Fair Value Measurements and Disclosures

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities and additional details of valuation techniques and inputs utilized. This update is consistent with the Company's current accounting application for fair value measurements and disclosures.

FASB ASC 605-28 – Revenue Recognition—Milestone Method

In March 2010, the (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-9, Milestone Method of Revenue Recognition (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends Accounting Standards Codification (ASC) 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined in the consensus as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) on the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (3) that would result in additional payments being due to the entity. Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied either prospectively to milestones achieved after the adoption date, or; retrospectively for all periods presented. Issue 08-9 did not have any material impact on the Company’s consolidated financial statements.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

FASB ASU 2011-05 – Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income , updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220 , an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, updating ASC Topic 220, Comprehensive Income. This guidance defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The guidance in ASU 2011-05 and ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance in the first quarter of 2012 will have an impact on its consolidated financial statements or on future operating results.

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

The Company took out a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. At December 31, 2011 and December 31, 2010, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of four board members.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

4.	Loan Payable

In December of 2010, the Company borrowed $500,000 from a board member. This loan had no formal terms and repayment could be expected on demand. In March of 2011, the Company borrowed $250,000 from a board member. This loan had no formal terms and repayment could be expected on demand. Both loans were exchanged for convertible debentures prior to December 31, 2011. In December of 2011, the Company borrowed $750,000 in an aggregate principal amount from two board members. The notes accrue simple interest at a rate of 10% per annum and are due and payable 180 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share.

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

3)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

The Company had a convertible loan in the amount of $100,000 from the West Virginia Jobs Investment Trust Board, with an extended maturity date of March 31, 2013. The note bore interest at 10% and was secured by all Company assets. The note was initially issued with a stock warrant for $50,000 that was exercised in 2007 (see Note 9, Stock Warrants). The note contained a conversion feature that allowed the holder the right, but not an obligation, to convert all outstanding principal and accrued interest into common stock at the market price at time of conversion. The Company had extended the maturity date of the note several times, each time converting then accrued interest into common shares. As a result of these deferrals, in October 2007, $35,458 of accrued interest was converted to 44,322 shares of common stock at $.80 per share. In 2009, $22,521 of accrued interest was converted to 15,014 shares of common stock at $1.50 per share. In 2011, the note was converted into 66,667 shares of common stock at $1.50 per share.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

5.	Long-term Debt (continued)

4)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

The Company had a convertible loan in the amount of $250,000 from the West Virginia Job Investment Trust Board, with an extended maturity date of March 31, 2013. The note bore interest at 8% and was secured by all Company assets. The note was initially issued with a stock warrant for 25,000 shares that was exercised in 2007 (see Note 9, Stock Warrants). The note contained a conversion feature that allowed the holder the right, but not an obligation, to convert all outstanding principal and accrued interest into common stock at the market price at time of conversion. The Company had extended the maturity date of the note several times, each time converting then accrued interest into common shares. As a result of these deferrals, in October 2007, $100,000 of accrued interest was converted to 125,000 shares of common stock at $.80 per share. In 2009, $45,041 of accrued interest was converted to 30,028 shares of common stock at $1.50 per share. In 2011, the note was converted into 166,667 shares of common stock at $1.50 per share.

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

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In October 2009, the Company obtained $600,000 against a $1,200,000 available credit on a 7-year convertible note from the West Virginia Job Investment Trust Board. In April 2010, it obtained the remaining $600,000. The note bore interest at 6% providing for monthly interest-only payments starting December 2009 through November 2011, then interest and principal payments starting December 2011 through December 2016 at which time the note would be due and payable. The note included a stock warrant for 300,000 shares (see Note 9, Stock Warrants). In 2011, the note was converted into 800,000 shares of common stock at a price of $1.50 per share.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

5.	Long-term Debt (continued)

10)	Convertible Debentures

Between November and December 2010, the Company sold thirteen (13) $100,000 Convertible Debentures. The debentures bore interest at 6% providing for semi-annual payments of interest only and a balloon payment of principal on maturity (subject to conversion). In 2011, the Company sold an additional 71.55 units. The maturity of the debentures were three years from the time of closing (March 2014). Conversion to Common stock was at a fixed rate of $1.50 per share. Each $100,000 Debenture also included a warrant (see Note 9, Stock Warrants). In 2011, as a function of the Reverse Merger, the Convertible Debentures and their related accrued interest were converted into 5,808,786 shares of common stock at $1.50.

11)	Capital Leases

In March 2010, the Company acquired a 3D printer from Stratasys under a 36-month capital lease at an imputed interest rate of 2.9%. The monthly payments, including principal and interest, continue through March 2013. The lease obligation is secured by equipment costing $122,440. In May 2011, the Company acquired a new VOIP phone system under a 36-month capital lease with Cisco at an imputed interest rate of 7.2%. The monthly payments, including principal and interest, continue through April 2014. The lease obligation is secured by the equipment costing $90,120. In May, the Company acquired a new LTQ Velos Mass Spec under a 36-month capital lease with Thermo Fisher at an imputed interest rate of 8.0%. The monthly payments, including principal and interest, continue through May 2014. The lease obligation is secured by the equipment costing $275,000.

		2011	2010
1)	Note Payable to the WV Development Office	$312,343	$402,488
2)	Note Payable to Finance Company	3,343	9,691
3)	Convertible Promissory Note Payable to the WVJITB	—	100,000
4)	Convertible Promissory Note Payable to the WVJITB	—	250,000
5)	Note Payable to the WVEDA	192,559	213,877
6)	Note Payable to the WVIJDC	190,974	212,828
7)	Convertible Promissory Note Payable to the WVJITB	—	1,200,000
8)	Note Payable to WVEDA	802,916	887,289
9)	Note Payable to WVIJDC	814,652	892,181
10)	Convertible Debentures	—	1,182,918
11)	Capital leases	271,050	88,340
	Total	2,587,837	5,439,612
	Less: current portion	(398,383)	(369,548)
	Long-term portion	$2,189,454	$5,070,064

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

5.	Long-term Debt (continued)

Future required minimum principal repayments over the next five years are as follows:

Year ending	Future required minimum
December 31:	principal repayments
2012	$398,383
2013	$416,171
2014	$357,554
2015	$259,877
2016	$234,004
2017 & Thereafter	$921,848
Total	$2,587,837

6.	Common Stock

The Company is authorized to issue a total of 110,000,000 of shares of stock, of which 100,000,000 shares are designated Common Stock and 10,000,000 shares designated Preferred Stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock. Common Stock issues are as follows:

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

6.	Common Stock (continued)

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Add’l Paid in Capital (not incl. def financing, warrants portion of CDs & Stock Options

Sep-Dec2001	2,010,000	$.001	$.188	$-	$376,875	$2,010	$374,865
October 2001	300,000	.001	.167	50,000	-	300	49,700
November 2001	20,000	.001	.500	10,000	-	20	9,980
February 2002	500,000	.001	.200	100,000	-	500	99,500
May-Dec2002	550,000	.001	.500	275,000	-	550	274,450
April 2003	40,000	.001	.500	-	20,000	40	19,960
Aug-Dec2003	550,000	.001	.500	275,000	-	550	274,450
May-Dec2004	550,000	.001	.500	275,000	-	550	274,450
Feb-Dec2005	1,034,000	.001	.500	517,000	-	1,034	515,966
December 2005 (debt issuance cost)	82,500	.001	.800	-	66,000	83	65,917
Jan 2006	66,000	.001	.500	33,000	-	66	32,934
Jan-Nov2006	1,125,000	.001	.800	900,000	-	1,125	898,875
November 2006	2,000,000	.001	1.00	2,000,000	-	2,000	1,998,000
Mar 2007	31,250	.001	.800	25,000	-	31	24,969
October 2007 (stock warrants exercised)	25,000	.001	.01	250	-	25	225
October 2007 (debt converted for stock)	169,322	.001	.800	135,458	-	169	135,288
Mar-Dec2007	1,996,750	.001	1.25	2,495,938	-	1,997	2,493,941
February 2008	25,000	.001	1.25	31,250	-	25	31,225
December 2008	4,167	.001	1.50	-	6,251	4	6,247
Mar-Dec 2008 (includes stock warrant, see note)	2,111,671	.001	1.50	3,167,507	-	2,112	3,165,395
December 2009	20,004	.001	1.50	-	30,006	20	29,986
Mar-Dec 2009 (debt converted for stock)	45,042	.001	1.50	67,562	-	45	67,517
Mar-Dec 2009 (includes stock warrant, see note)	1,823,334	.001	1.50	2,735,000	-	1,823	2,733,177
December 2010	20,004	.001	1.50	-	30,006	20	29,986
Jan-Dec 2010 (includes stock warrant, see note)	3,553,334	.001	1.50	5,330,000	-	3,553	5,326,448

Total	18,652,378			$18,422,965	$529,138	$18,652	$18,933,451

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

6.	Common Stock (continued)

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Add’l Paid in Capital (not incl. def financing, warrants portion of CDs & Stock Options
Dec. 2010 Balance	18,652,378	$.001	various	$18,422,965	$529,138	$18,652	$18,933,451
Jan-Sept.2011	1,187,000	.0001	1.50	1,780,500	-	(16,668)	1,797,168
Sept. 2011 (debt to equity conversions)	6,842,120	.0001	1.50	10,263,180	-	684	10,262,496
Oct-Dec.2011	380,000	.0001	2.00	760,000	-	38	759,962

Total	27,061,498			$31,226,645	$529,138	$2,706	$31,753,077

7.	Preferred Stock

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

8.	Stock Options and Stock-based Compensation

In 2002, the Board of Directors of the Company adopted the 2002 Equity Incentive Plan that governs equity awards to employees, directors and consultants of the company. Under the Plan, 450,000 shares of Common Stock were reserved for issuance. In 2006, the Board approved an amendment to the Plan by authorizing an additional 800,000 shares of common stock for issuance under the Plan. In 2009, the Board approved an amendment to the Plan by authorizing an additional 400,000 shares of common stock. In 2010, the Board approved an amendment to the Plan by authorizing an additional 2,000,000 shares of common stock. In 2011, the Board approved an amendment to the Plan by authorizing an additional 500,000 shares of common stock to bring the total shares reserved for issuance to 4,150,000.

The types of awards permitted under the Plan include qualified incentive stock options (ISO) and non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

8.	Stock Options and Stock-based Compensation (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2009	1,947,000	$1.32
Granted	1,188,000	$1.50
Exercised	-
Cancelled or expired	185,000	$1.45
Outstanding at December 31, 2010	2,950,000	$1.39	4.88
Granted ($1.50)	1,141,000	$1.50
Granted ($2.00)	30,750	$2.00
Exercised	-
Cancelled or expired	75,000	$1.50
Outstanding at December 31, 2011	4,046,750	$1.40
Exercisable at December 31, 2010	1,599,438	$1.29	4.01
Exercisable at December 31, 2011	2,518,854	$1.33	3.79

The following table summarizes information about stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	80,000			80,000
$0.80	320,000			320,000
$1.25	510,000			510,000
$1.50	3,106,000			1,578,104
$2.00	30,750			30,750
$0.50 - $2.00	4,046,750	4.21	$1.40	2,518,854	$1.33

At December 31, 2011, the total aggregate intrinsic value for options currently exercisable was $1,675,552 and options outstanding was $2,439,500. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $2.00 as of December 31, 2011. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During the twelve months ended December 31, 2011 and 2010, no options were exercised.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

8.	Stock Options and Stock-based Compensation (continued)

The following table summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2011:

	Shares	Weighted Average Grant- date Fair Value
Nonvested at December 31, 2009	893,541	$0.487
Granted	1,188,000	$0.455
Forfeited	120,729	$0.547
Vested	610,250	$0.484
Nonvested at December 31, 2010	1,350,562	$0.466
Granted	1,171,750	$0.426
Forfeited	46,666	$0.388
Vested	947,750	$0.471
Nonvested at December 31, 2011	1,527,896	$0.437

The fair value of non-vested options to be recognized in future periods is $668,068, which is expected to be recognized over a weighted average period of 2 years. The total fair value of options vested during the twelve months ended December 31, 2011 was $351,990 and vested during the year ended December 31, 2010 was $295,573.

Stock-based compensation expense is as follows:

	Year ended December 31,
	2011	2010
Selling, general, and administrative expense	$282,836	$220,725
Research and development expense	69,154	74,848
Total stock-based compensation expense	$351,990	$295,573

The weighted average grant-date fair value of options granted during the year ended December 31, 2011 was $0.426 and for the year ended December 31, 2010 was $0.455 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2011	2010
Risk-free interest rate	1.35%	3.36%
Volatility factor	23.00%	21.42%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

8.	Stock Options and Stock-based Compensation (continued)

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

9.	Stock Warrants

In March 2004, the Company issued a stock warrant related to a note payable (see Note 5, Long-term Debt). The warrant entitles the holder to purchase preferred stock for $50,000 at the lowest dollar amount paid by other purchasers of the preferred stock. There have been no offerings of preferred stock by the Company. The warrants are exercisable from date of issuance through the expiration date of March 2016. Upon expiration of the preferred stock warrant, the holder has 90 days (through June 2016) to purchase $50,000 of common stock at the lesser of the current issuance price or the average price paid per share by all shareholders owning common stock prior to the current issuance.

In February 2005, the Company issued a stock warrant related to a note payable (see Note 5, Long-term Debt). The warrant entitles the holder to purchase preferred stock for $125,000 at the lowest dollar amount paid by other purchasers of the preferred stock. There have been no offerings of preferred stock by the Company. The warrants are exercisable from date of issuance through the expiration date of February 2017. Upon expiration of the preferred stock warrant, the holder has 90 days (through May 2017) to purchase $125,000 of common stock at the lesser of the current issuance price or the average price paid per share by all shareholders owning common stock prior to the current issuance.

In 2008, the Company issued stock warrants related to common stock issuances. The warrants are exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase an additional share of common stock for every share purchased in connection with the warrant. The exercise price is $2.00 per share.

In October 2009, the Company issued a stock warrant related to a note payable (see Note 5, Long-term Debt). The warrants are exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 300,000 shares of common stock. The exercise price is $2.00 per share.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

9.	Stock Warrants (continued)

In 2010, the Company issued stock warrants related to common stock issuances. The warrants are exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase an additional share of common stock for every two shares purchased in connection with the warrant. The exercise price is $2.00 per share.

In 2010 and 2011, the Company issued stock warrants in connection with the issuance of convertible debentures (see Note 5, Long-term Debt). Each $100,000 debenture included the issuance of one warrant, which is exercisable for five years from date of issuance. The modified terms of the warrant allowed the holder the ability to purchase an additional 50,000 shares of common stock at $2.00 per share. The fair value of these warrants was $977,222, which was recorded as a discount to the face amount of the convertible debentures, and was to be accreted over 3 years. All of the convertible debentures converted to equity in the third quarter of 2011, and thus no further accretion expense will be recognized. Accretion expense was $132,689 and $7,145 for the year ended December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, warrants to purchase 11,581,005 shares of common stock were outstanding and exercisable.

10.	Treasury Stock

Treasury stock is accounted for using the par value method and is constructively cancelled when received.

11.	Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns.

The Company adopted ASC 740-10 effective January 1, 2007. The adoption of ASC 740-10 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no changes to unrecognized tax benefits during 2011. The tax years 2007 through 2010 remain open to review by various taxing authorities.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

11.	Income Taxes (continued)

ASC Topic 740, Income Taxes defines the confidence level that a tax position must meet in order to be recognized in the financial statements. In accordance, we have assessed uncertain tax positions in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded in connection with the deferred tax assets.

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carry forwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carry forward totals approximately $32,700,000 and $23,200,000 at December 31, 2011 and December 31, 2010, respectively.

We have recorded a full valuation allowance of $13,228,300 and $9,958,700 as of December 31, 2011 and 2010, respectively, due to uncertainties related to our ability to utilize the Company’s deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.

	2011	2010
Current deferred income tax asset:
Tax net operating loss carry forward	$12,735,800	$9,625,100
Tax-deferred stock option expense	492,500	355,300
Research and development expense	-	(21,700)
Total current deferred income tax asset	13,228,300	9,958,700
Valuation Allowance	(13,228,300)	(9,958,700)
Net deferred income tax asset	$-	$-

In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, realization of these deferred tax assets for which the valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting the Company’s financial position.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

12.	Lease Commitments

The Company leases its USA facilities under an operating lease beginning February 2005 and extended through December 2012 and its Europe facilities on a two-year lease beginning January 2008 and extended through January 2012, followed by a three-year lease beginning January 2012 through January 2015. Subsequent to the year end, the Company entered into a lease for additional lab space; the rental payments for this lease are included below. The Company also has three equipment operating leases with terms of 3 to 5 years. Future minimum rental payments are as follows for the year ending December 31, 2011:

Year ending	Future minimum rental payments
2012	$426,925
2013	$267,821
2014	$261,439
2015	$173,574
2016	$167,633
2017 & Thereafter	$41,908

Rent expense totals $222,137 for the twelve months ended December 2011 and $165,817 for 2010.

13.	Retirement Plan

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

14.	Commitments and Contingencies

Legal Proceedings

The Company currently is not a party to any material legal proceeding and has no knowledge of any material legal proceeding contemplated by any governmental authority or third party. The Company may be subject to a number of claims and legal proceedings which, in the opinion of our management, are incidental to normal business operations. In managements’ opinion, although final settlement of these claims and suits may impact the financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, cash flows or results of operations.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies (continued)

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on our financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of December 31, 2011.

Warranty

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. Generally, the applicable product warranty period is 90 days from the date of delivery of the goods.  The Company provides for estimated warranty costs at the time of the product sale. As of December 31, 2011, management believes that no warranty allowance is necessary due to a limited sales history and that no goods have historically been returned.

Stock Options

The Company has agreements with one board member and an equity financing consultant for payment of services by stock options. The board member is to receive a stock option for 4,000 shares per month (awarded annually) with an exercise price equal to the current market price. The equity financing consultant currently receives $12,500 in value of shares per month with an exercise price equal to the current market price. (The equity financing consultant also receives $5,000 in cash per month and $2,500 in stock grants per month related to this agreement.) The agreement with the equity financing consultant will terminate on April 30, 2012.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies (continued)

University License Agreements

The Company has agreements with universities related to in-licensed technologies as follows:

AGREEMENT WITH WEST VIRGINIA UNIVERSITY (WVU)

The Company has entered into a License and Exclusive Option to License Agreement with the West Virginia University Research Corporation, a nonprofit West Virginia corporation (“WVURC”) acting for and on behalf of WVU. Under the terms of this Agreement, the WVURC has granted the Company an exclusive option to license technology from the laboratories of certain WVU principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide. Under the terms of this Agreement, the Company pays expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenue resulting from the sale of products and services that utilize the WVU subject technology.

AGREEMENT WITH JOHNS HOPKINS UNIVERSITY (JHU)

In June, 2009 the company entered into an Exclusive License Agreement with Johns Hopkins University for technology developed in the laboratory of Jennifer Van Eyk, Ph.D., Professor of Medicine, Division of Cardiology, Biological Chemistry and Biomedical Engineering. The technology field is albumin-bound protein complexes and their use in the diagnosis of cardiovascular disease. Under the terms of the license agreement, the Company has the exclusive, worldwide, rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the JHU subject technology.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies (continued)

AGREEMENT WITH VIRGINIA TECH

In 2010, the Company entered into an agreement with Virginia Tech (VT) for the exclusive option to license technology in development in the laboratory of Rafael Davalos, PhD, which is intended to enable the separation of specific cell populations, such as cancer cells, in blood and other fluids. It also has a co-exclusive license to the IRAK-1 compound as a regulator of diseases and disorders in the lab of Liwu Li, PhD.

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER

In May, 2009 the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Laboratories Mayoly Spindler SAS (Mayoly), a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1m Euros at the time the Company obtains the first FDA approval for the recombinant Lipase bio therapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the government of France. As of December 31, 2011 and December 31, 2010, based on estimated expenditures by both companies and the anticipated sharing of expenditures the Company estimates that it owed approximately $974,000 and $705,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet.

Engineering and Design Services

The Company has about $1,180,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology. These amounts relate to ongoing software development, completion of development and design, retrofit of beta units to production standards and production of eight additional instruments. At December 31, 2011, the Company had no accrued expenses owed to MPR.

15.	Evaluation of Subsequent Events

Common Stock

Subsequent to the balance sheet date, the Company sold 1,090,000 shares of Common Stock at a price of $2.00 per share (in units of $100,000). The stock sales also included a stock warrant. The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase an additional share of common stock for every two shares purchased in connection with the warrant. The exercise price is $2.25 per share.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

15.	Evaluation of Subsequent Events (continued)

Stock Options

Subsequent to the balance sheet date, the Company granted 20,500 shares of qualified incentive stock options (ISO) to a Board member and consultants. The stock options vest immediately with an option price of $2.00 and expire no later than ten years from the date of grant. The estimated value of the ISO’s is $11,000.

New Lease Arrangement

Subsequent to the balance sheet date, the Company signed a lease for additional space to relocate their bioanalytical service lab within Morgantown. The lease has a term of five years, but can be earlier terminated by the Company after three years. Monthly rent is at $13,969. These lease payments are included in Note 12 as future lease commitment payments.

West Virginia Jobs Investment Trust Debenture

Subsequent to the balance sheet date, the Company signed a convertible note with the West Virginia Jobs Investment Trust to borrow up to $290,000 to provide funding for leasehold improvements, packing and moving expenses, and some needed fixed assets related to the relocation of their Bioanalytical service lab. The note has a term of 18 months and an annual interest rate of 6%. The holder of the note has the option at any time to convert the debt into shares of the Company’s common stock at a price of $2.00 per share. The Company is required to repay interest only during the term, with the total principal amount due at maturity. In addition, the Company issued a Warrant to purchase 72,500 shares of Common Stock at a price of $2.25 per share.

Co-Marketing Agreement signed with Waters Corporation

Subsequent to the balance sheet date, the Company has signed a Co-Marketing Agreement with Waters Corporation for the LAESI® DP-1000 Direct Ionization System enabling customers of the Waters® SYNAPT® G2 & G2-S HDMS systems to take advantage of Protea’s LAESI DP-1000.

Related Party Subscription for Common Stock and Warrants

Following the date of the balance sheet, the Company received $100,000 from a related party in connection with a subscription for one unit consisting of 50,000 shares of Common Stock and a warrant to purchase 25,000 shares of Common Stock with an exercise price of $2.25 per share. As of the date of this filing, the securities underlying the unit have not been issued.

