Form 10-Q
period 2012-03-31
Protea Biosciences Group, Inc.
filed 2012-05-14
CIK 1335103

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,854,130 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2012.

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

The results for the period ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2012.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$201,154	$505,277
Restricted cash	50,010	49,979
Trade accounts receivable	89,692	76,650
Other receivables	444,595	435,062
Inventory	350,896	223,336
Prepaid expenses	134,560	141,425
Total current assets	1,270,907	1,431,729
Property and equipment, net	3,249,804	3,319,219

Other noncurrent assets	14,461	17,632

Total Assets	$4,535,172	$4,768,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities on long term debt	$439,543	$398,383
Accounts payable	2,484,164	2,623,601
Bank line of credit	3,000,000	3,000,000
Loans payable to shareholders	850,000	750,000
Other payables and accrued expenses	725,128	310,924
Total current liabilities	7,498,835	7,082,908

Long term debt - net of current portion	2,334,521	2,189,454

Commitments and contingencies (see Notes)

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 100,000,000 shares authorized; 28,181,498 and 27,061,498 shares issued and outstanding at March 31, 2012 and December 31, 2011)	2,819	2,706
Additional paid in capital	35,093,197	32,922,112
Deficit accumulated during development stage	(40,374,673)	(37,443,419)
Accumulated other comprehensive income (loss)	(19,527)	14,819
Total Stockholders' Equity (deficit)	(5,298,184)	(4,503,782)
Total Liabilities and Stockholders' Equity	$4,535,172	$4,768,580

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations and Total Comprehensive Loss (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended March 31,		Period from July 13, 2001 (date of inception) to
	2012	2011	March 31, 2012

Revenue	$179,494	$147,386	$2,838,099
Selling, general, administrative expenses	(1,325,415)	(1,119,398)	(21,978,775)
Research and development expense	(1,702,269)	(1,487,278)	(19,704,079)
Loss from operations	(2,848,190)	(2,459,290)	(38,844,755)
Other income (expense):
Interest and exchange income (expense)	2,480	(1,682)	54,055
Interest expense	(85,544)	(112,513)	(1,574,154)
Gain on debt settlement	-	-	13,834
Loss on asset disposal	-	-	(23,653)
Total other income (expense)	(83,064)	(114,195)	(1,529,918)

Loss before income taxes	(2,931,254)	(2,573,485)	(40,374,673)
Income taxes	-	-	-

Net loss	(2,931,254)	(2,573,485)	(40,374,673)
Foreign currency translation adjustment	(34,346)	(19,080)	(19,527)
Total comprehensive loss	$(2,965,600)	$(2,592,565)	$(40,394,200)

Net loss per share - basic and diluted	$(0.11)	$(0.14)	$(4.35)

Weighted average number of shares outstanding - basic and diluted	27,356,251	18,375,636	9,293,605

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

					Deficit	Accumulated	Total
	Common Stock		Additional	Stock	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	Subscription	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Receivable	Development Stage	Income	(Deficit)
December 31, 2011	27,061,498	$2,706	$32,922,112	$-	$(37,443,419)	$14,819	$(4,503,782)

Issuance of stock for cash at $2.00 per share (net of issuance costs of $178,137)	1,090,000	109	2,001,754	-	-	-	2,001,863
Stock-based compensation expense	-	-	90,055	-	-	-	90,055
Stock warrants issued as part of convertible debentures	-	-	31,780	-	-	-	31,780
Stock options exercised at $1.50 per share	25,000	3	37,497	-	-	-	37,500
Stock warrants exercised at $2.00 per share	5,000	1	9,999	-	-	-	10,000
Net loss	-	-	-	-	(2,931,254)	-	(2,931,254)
Foreign currency translation adjustment	-	-	-	-	-	(34,346)	(34,346)
March 31, 2012	28,181,498	$2,819	$35,093,197	$-	$(40,374,673)	$(19,527)	$(5,298,184)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended March 31,		Period from July 13, 2001 (date of inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(2,931,254)	$(2,573,485)	$(40,374,673)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	231,480	293,293	3,620,834
Non-cash compensation	90,055	84,793	1,354,603
Issuance of common stock and warrants for services	-	-	529,138
Issuance of common stock for accrued interest	-	-	461,200
Accretion of convertible debenture discount	-	19,194	139,834
Loss on disposal of fixed assets	-	-	23,653
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(13,042)	(20,779)	(89,692)
Prepaid expenses	6,865	15,264	(134,660)
Other receivables	(6,362)	534,829	62,844
Inventory	(127,560)	(19,458)	(350,896)
Increase (decrease)
Trade accounts payable	(139,437)	(193,296)	2,484,165
Other payables and accrued expenses	414,206	225,202	725,129

Net cash used in operating activities	(2,475,049)	(1,634,443)	(31,548,521)

Cash flows from investing activities:
Movement in restricted cash	(31)	(13)	(50,010)
Purchase of and deposits on equipment	(162,065)	(168,807)	(4,245,370)
Proceeds from sale of equipment	-	-	47,450
Net cash used in investing activities	(162,096)	(168,820)	(4,247,930)

Cash flows from financing activities:
Net advances on bank line of credit	-	-	3,000,000
Proceeds from sale of common stock	2,049,363	30,000	22,078,852
Proceeds from long-term debt	390,000	1,631,873	12,180,000
Repayment of long-term debt	(71,995)	(87,237)	(1,237,333)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	2,367,368	1,574,636	36,017,132

Effect of exchange rate changes on cash	(34,346)	(19,080)	(19,527)

Net increase (decrease) in cash	(304,123)	(247,707)	201,154

Cash, beginning of period	505,277	410,696	-

Cash, end of period	$201,154	$162,989	$201,154

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,251	$93,319	$913,610

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through finance company debt	$-	$-	$2,718,272
Debt converted to company stock	$-	$-	$9,628,710
Stock subscription	$-	$-	$1,035,000

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

Protea Biosciences, Inc. (“Protea” or the “Company”) is an emerging biotechnology company incorporated in Delaware in July 2001, and based in Morgantown, West Virginia. The Company is engaged in developing and commercializing proprietary life science technologies, products and services that are used to recover and identify proteins in biological samples. Through its wholly-owned French subsidiary, it has a joint development arrangement with Laboratoires Mayoly Spindler SAS to develop and market a recombinant biopharmaceutical product.

The interim consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2012, the results of operations for the three-month periods ended March 31, 2012, and March 31, 2011, and the cash flows for the three-month periods ended March 31, 2012, and March 31, 2011. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2011, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the company’s 2011 year-end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at March 31, 2012 of approximately $40 million and at December 31, 2011 of approximately $37 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies, to continue to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue clinical trials of its recombinant pharmaceutical compound.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Company and Nature of Business (continued)

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

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at March 31, 2012 and December 31, 2011:

	March 2012	Dec. 2011
French government R&D credit	$290,467	$281,996
French VAT receivable	122,296	119,507
Employee loan – current	14,539	-
Deposits and Other	17,293	33,559
Other receivables – current	$444,595	$435,062

Employee loan – noncurrent	$14,461	$17,632
Other receivables – noncurrent	$14,461	$17,632

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Comprehensive Loss

For the period from inception through March 31, 2012, the Company has a translation loss which represents other comprehensive loss and is included in the Statement of Operations and Comprehensive Loss in the financial statements.

Net Loss per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 16,116,000 and 15,133,000 at March 31, 2012 and December 31, 2011, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

FASB ASU 2011-05 – Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220 , an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, updating ASC Topic 220, Comprehensive Income. This guidance defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The guidance in ASU 2011-05 and ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. Adoption of this guidance in the first quarter of 2012 did not have an impact on the Company’s consolidated financial statements or on future operating results.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

3.	Bank Line of Credit

In August of 2009, the Company took out a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At March 31, 2012 and December 31, 2011, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

4.	Loan Payable

In December of 2011, the Company borrowed $750,000 in an aggregate principal amount from two board members. The notes accrue simple interest at a rate of 10% per annum and are due and payable 180 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share. In March of 2012, one board member loaned the Company an additional $100,000, which closed on a note in April. (Refer to footnote 14.)

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

3)	Note Payable to the West Virginia Economic Development Authority

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the West Virginia Economic Development Authority. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by equipment costing $569,812.

4)	Note Payable to the West Virginia Infrastructure and Jobs Development Council

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the West Virginia Infrastructure and Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by equipment costing $569,812.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

5.	Long-term Debt (continued)

5)	Note Payable to the West Virginia Economic Development Authority

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

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In March 2012, the Company obtained an 18-month note in the amount of $290,000 from the West Virginia Job Investment Trust Board. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants).

8)	Capital Leases

In March 2010, the Company acquired a 3D printer from Stratasys under a 36-month capital lease at an imputed interest rate of 2.9%. The monthly payments, including principal and interest, continue through March 2013. The note is secured by equipment costing $122,440. In May 2011, the Company acquired a new VOIP phone system under a 36-month capital lease with Cisco at an imputed interest rate of 7.2%. The monthly payments, including principal and interest, continue through April 2014. The note is secured by the equipment costing $90,120. In May of 2011, the Company acquired a new LTQ Velos Mass Spec under a 36-month capital lease with Thermo Fisher at an imputed interest rate of 8.0%. The monthly payments, including principal and interest, continue through May 2014. The note is secured by the equipment costing $275,000.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

5.	Long-term Debt (continued)

	March 2012	Dec. 2011
1) Note Payable to the WV Development Office	$297,054	$312,343
2) Note Payable to Finance Company	2,242	3,343
3) Note Payable to the WVEDA	188,906	192,559
4) Note Payable to the WVIJDC	187,262	190,974
5) Note Payable to WVEDA	789,604	802,916
6) Note Payable to WVIJDC	801,425	814,652
7) Note Payable to WVJITB	258,220	-
8) Capital leases	249,351	271,050
Total	2,774,064	2,587,837
Less: current portion	(439,543)	(398,383)

Long-term portion	$2,334,521	$2,189,454

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2012 (Apr to Dec)	$359,334
2013	$662,563
2014	$358,240
2015	$260,542
2016	$234,776
2017 & Thereafter	$898,609

6.	Common Stock

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.	Common Stock (continued)

Common Stock issues are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Add’l Paid in Capital (not incl. Def fin, warrants portion of CDs & Stock Options)
Dec. 2011 Balance	27,061,498	$.0001	Various	$31,226,645	$529,138	$2,706	$31,753,077
Jan-March 2012 (stock options exercised)	25,000	.0001	1.50	37,500	-	3	37,497
Jan-March 2012 (includes stock warrants)	1,095,000	.0001	2.00	2,190,000	-	110	2,189,890

Total	28,181,498			$33,454,145	$529,138	$2,819	$33,980,464

7.	Preferred Stock

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

8.	Stock Options and Stock-based Compensation

The Company has an Equity Incentive Plan that governs equity awards to employees, directors and consultants of the company. The Plan has been amended several times since adoption, and under the Plan, 4,150,000 shares of Common Stock are reserved for issuance.

The types of awards permitted under the Plan include qualified incentive stock options (ISO) and non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	4,046,750	$1.40	4.21
Granted	30,750	$2.00
Exercised	25,000	$1.50
Cancelled or expired	42,500	$1.50
Outstanding at March 31, 2012	4,010,000	$1.41
Exercisable at December 31, 2011	2,518,854	$1.33	3.79
Exercisable at March 31, 2012	2,687,980	$1.35	3.56

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Stock Options and Stock-based Compensation (continued)

The following table summarizes information about stock options at March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	80,000			80,000
$0.80	320,000			320,000
$1.25	510,000			510,000
$1.50	3,038,500			1,716,480
$2.00	61,500			61,500
$0.50 - $2.00	4,010,000	3.93	$1.41	2,687,980	$1.35

At March 31, 2012, the total aggregate intrinsic value for both options currently exercisable and options outstanding was $2,414,500. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $2.00 as of March 31, 2012. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During the three months ended March 31, 2012, 25,000 shares were exercised, whereas during the three months ended March 31, 2011, no options were exercised.

The following table summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2012:

	Shares	Weighted Average Grant- date Fair Value
Nonvested at December 31, 2011	1,527,896	$0.437
Granted	-	$-
Forfeited	42,500	$0.646
Vested	163,376	$0.464
Nonvested at March 31, 2012	1,322,020	$0.423

The fair value of non-vested options to be recognized in future periods is $558,943, which is expected to be recognized over a weighted average period of 2 years. The total fair value of options vested during the three months ended March 31, 2011 was $90,055 and vested during the year ended December 31, 2011 was $351,990.

Stock-based compensation expense is as follows:

	March 2012	Dec. 2011
Selling, general, and administrative expense	$70,794	$282,836
Research and development expense	19,261	69,154
Total stock-based compensation expense	$90,055	$351,990

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Stock Options and Stock-based Compensation (continued)

The weighted average grant-date fair value of options granted during the three-month period ended March 31, 2012 was $0.573 and for the year ended December 31, 2011 was $0.426 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Period ended,
	March 2012	Dec. 2011
Risk-free interest rate	1.56%	1.35%
Volatility factor	24.01%	23.00%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

In January 2012, the Company issued 499,482 shares of common stock to the placement agent in connection with a private placement offering of units consisting of common and warrants. The shares are subject to forfeiture under certain conditions. As the shares represent an incremental direct cost incurred to issue equity, and the ultimate disposition of the shares is uncertain as of the date of this filing, the financial statements do not include any recognition of these shares as of March 31, 2012.

9.	Stock Warrants

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.	Stock Warrants (continued)

In 2012, the Company issued stock warrants in connection with the issuance of a Convertible Debenture to the West Virginia Jobs Investment Trust Board (see Note 5, Long-term Debt). The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 72,500 shares of common stock. The exercise price is $2.25 per share.

As of March 31, 2012, warrants to purchase 12,332,305 shares of common stock were outstanding and exercisable.

10.	Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns.

The Company adopted ASC 740-10 effective January 1, 2007. The adoption of ASC 740-10 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no changes to unrecognized tax benefits during 2011 or the first three months of 2012. The tax years 2007 through 2011 remain open to review by various taxing authorities.

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

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carry forwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carry forward totals approximately $35,100,000 and $32,700,000 at March 31, 2012 and December 31, 2011, respectively.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

11.	Lease Commitments

The Company leases its USA facilities under operating leases beginning a) February 2005 and extended through December 2012 and b) April 2012 through March 2017. Additionally, the Company leases its Europe facility on a two-year lease beginning January 2008 and extended through January 2012, followed by a three-year lease beginning January 2012 through January 2015. The Company also has three equipment operating leases with terms of 3 to 5 years.

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2012 (Apr to Dec)	$352,125
2013	$267,816
2014	$261,434
2015	$173,569
2016	$167,628
2017	$41,907

Rent expense totals $75,400 for the three months ended March 2012 and $54,048 for the three months ended March 2011.

12.	Retirement Plan

The Company provides a 401(k) Profit Sharing Plan for elective deferrals whereby participants can defer up to 100% of their wages not to exceed a maximum dollar amount determined by the Federal Government each year. The Company, at its discretion, can make matching contributions to the plan. The Company may also make qualified non-elective contributions to participants who are not highly compensated employees. All employees meeting age and hours of service requirements are eligible to participate in the Plan beginning their first full month of service. Participants become vested in employer contributions on a graduated scale with full vesting after five years. No company contributions have yet been made.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on our financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of March 31, 2012.

Warranty

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. Generally, the applicable product warranty period is 90 days from the date of delivery of the goods.  The Company provides for estimated warranty costs at the time of the product sale. As of March 31, 2012, management believes that no warranty allowance is necessary due to a limited sales history and that no goods have historically been returned.

Stock Options

The Company has agreements with one board member and an equity financing consultant for payment of services by stock options. The board member is to receive a stock option for 4,000 shares per month (awarded annually) with an exercise price equal to the current market price. The equity financing consultant currently receives $12,500 in value of shares per month with an exercise price equal to the current market price. (The equity financing consultant also receives $5,000 in cash per month and $2,500 in stock grants per month related to this agreement.) The board member agreement is cancellable with 90 days notice, and the agreement with the equity financing consultant terminated on April 30, 2012.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

13.	Commitments and Contingencies (continued)

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

AGREEMENT WITH JOHNS HOPKINS UNIVERSITY (JHU)

In June 2009, the Company entered into an Exclusive License Agreement with Johns Hopkins University for technology developed in the laboratory of Jennifer Van Eyk, Ph.D., Professor of Medicine, Division of Cardiology, Biological Chemistry and Biomedical Engineering. The technology field is albumin-bound protein complexes and their use in the diagnosis of cardiovascular disease. Under the terms of the license agreement, the Company has the exclusive, worldwide, rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the JHU subject technology.

AGREEMENT WITH GEORGE WASHINGTON UNIVERSITY (GWU)

In March 2009, the Company entered into an Exclusive License Agreement with George Washington University (Washington D.C.) for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is LAESI - laser ablation electrospray ionization, a new method of bioanalytical analysis that enables high throughput biomolecule characterization.

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

13.	Commitments and Contingencies (continued)

AGREEMENT WITH VIRGINIA TECH

In 2010, the Company entered into an agreement with Virginia Tech (VT) for the exclusive option to license technology in development in the laboratory of Rafael Davalos, PhD, which is intended to enable the separation of specific cell populations, such as cancer cells, in blood and other fluids. It also has a co-exclusive license to the IRAK-1 compound as a regulator of diseases and disorders in the lab of Liwu Li, PhD. Per the licensing agreements, the Company may be required to pay milestone payments of $12,500 during 2012.

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER

In May 2009, the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Laboratories Mayoly Spindler SAS (Mayoly), a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1 million Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the government of France. As of March 31, 2012 and December 31, 2011, based on estimated expenditures by both companies and the anticipated sharing of expenditures, the Company estimates that it owed approximately $984,000 and $974,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet.

Engineering and Design Services

The Company has about $971,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology. These amounts relate to ongoing software development, completion of development and design, retrofit of beta units to production standards and production of three additional instruments. At March 31, 2012, the Company recorded approximately $278,000 in accrued expenses owed to MPR.

14.	Evaluation of Subsequent Events

Common Stock.

Subsequent to the balance sheet date, the Company sold 152,500 shares of Common Stock at a price of $2.00 per share (in units of $100,000). The stock sales also included a stock warrant. The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase an additional share of common stock for every two shares purchased in connection with the warrant. The exercise price is $2.25 per share.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

14.	Evaluation of Subsequent Events (continued)

Warrants.

Subsequent to the balance sheet date, holders of warrants exercised their rights to purchase 20,625 shares of Common Stock. The exercise price was $2.00 per share.

Related Party Notes.

On April 16, 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $640,000 to Stanley Hostler, Scott Segal and Leonard Harris, each a director of the Company, Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, Nancy Turner, the spouse of Stephen Turner, Chief Executive Officer and a director of the Company and Virginia Child, the wife of Stanley Hostler. The Notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) the date that is 90 days from the Issue Date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default.

At the option of the holder, each $2.00 of outstanding Principal Amount and accrued unpaid interest is convertible into one share of common stock of the Company at any time after the Issue Date.

West Virginia Jobs Investment Trust Board

On April 18, 2012, the Company issued a convertible debenture for an aggregate principal amount of $400,000 to the West Virginia Jobs Investment Trust Board (the “WVJITB”). The Debenture accrues interest at a rate of 10% per annum. The entire Debenture Principal Amount is due on July 17, 2012 and all accrued and unpaid interest is due and payable in cash monthly, beginning on May 17, 2012 through and including the Maturity Date. Upon the issuance of the Debenture, the Company also issued a warrant to the WVJITB to purchase 88,889 shares of common stock of the Company at an exercise price of $2.25 per share (the “Warrant”).

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

Bioanalytical Product Systems

The Company’s products are purchased and used primarily by pharmaceutical and academic research laboratories. Our product groups are divided as follows:

Protein Sample Preparation

This product group encompasses consumable products for the recovery and preparation of protein samples for analysis by mass spectrometry. The product group includes the following:

• A family of proprietary reagents, known as surfactants, that can rapidly remove proteins out of biological samples and into liquid phase, preparing them for analysis by mass spectrometry. Our surfactants do not interfere with mass spectrometry analysis, as is the case with currently-available surfactants. Marketed as Progenta™ surfactants, they allow recovery of proteins from cells and other sample types, eliminating sample handling and purification steps that lead to reduced protein yield and poorer quality results by mass spectrometry. Our surfactants are available in a variety of forms, to accommodate most classes of proteins.

• Single use products for capturing albumin protein in serum. More than 80% of all protein circulating in our bloodstream is human serum albumin (HSA). Our products allow the capture of intact HSA with >99% recovery, in a simple 20 minute disposable spin tip. The analysis of human serum albumin has been found to be a new source of new biomarkers for disease diagnosis (see discussion below). These products have been tested at Johns Hopkins University School of Medicine, and found to be effective for the recovery of serum albumin.

• Single use products, including pipette tips and 96 well plates, which employ a novel chemistry technique, known as monolith chemistry, which enables recovery of proteins from solutions, as well as removal of salts, thereby improving the quality of analysis of the proteins by mass spectrometry. Monolith chemistry improves the quantity of protein recovered, as well as the reproducibility of its subsequent analysis.

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

LAESI Technology

In 2011, we completed the development of a novel bioanalytical instrument platform, known as “LAESI” (laser ablation electrospray ionization). This technology enables the direct identification of proteins, lipids and metabolites in tissue, cells and biofluids, such as serum and urine, without any sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. LAESI’s rapid time to results enables analysis of cell samples in real time. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism in real time and across a specific time course, thereby almost immediately obtaining precise data as to the effects of the new drug. The Company believes that LAESI has the potential to revolutionize bioanalytics in pharmaceutical research, as well as many other fields, including agriculture, pathology, biomarker discovery, biodefense and forensics.

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

The Company plans to commence offering advanced bioanalytical services employing its proprietary LAESI technology platform in the near future.

The Company believes that its advanced protein mass spectrometric methods are an important strategic asset, and will be a key component of its future corporate growth.

Since inception, we have relied primarily on sales of our securities to fund our operations. We have never been profitable and we cannot assure you that we will be profitable in the future. From inception through March 31, 2012, our loss from operations totaled $38,844,755 and our net loss for the three month period ending March 31, 2012 totaled $2,848,190. We expect to continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based on our proprietary protein recovery and identification technologies, and to continue clinical trials of our recombinant pharmaceutical compound. We plan to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into additional development partnerships, like our partnership with Laboratoires Mayoly Spindler SAS, to assist us with our drug and technology development activities. We have no committed sources of funding and we cannot assure you that additional funding will be available to us.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

We earned revenue of $179,494 and $147,386 for the three months period ended March 31, 2012 and March 31, 2011, respectively, an increase of $32,108, or approximately 22%. The increase reflects additional revenue from the Company’s bioanalytical services group.

Selling, general and administrative expenses totaled $1,325,415 for the three months ended March 31, 2012 compared to $1,119,398 for the three months ended March 31, 2011, an increase of $206,017 or approximately 18%. The increase in selling, general and administrative expenses related largely to increased sales and marketing effort, and an increase in legal, accounting and consulting fees.

Research and development expense totaled $1,702,269 for the three months ended March 31, 2012, compared to research and development expense of $1,487,278 for the three months ended March 31, 2011, an increase of $214,991 or approximately 14%. The increase in research and development expenses was due primarily to costs associated with the development of the LAESI technology.

As a result of the increase in both our selling, general and administrative expenses and our research and development expense, our loss from operations for the three months ended March 31, 2012 was $2,848,190, compared to a loss from operations of $2,459,290 for the three months ended March 31, 2011.

During the three months ended March 31, 2012, we had other expense of $83,064 as compared to other expense for the three months ended March 31, 2011 of $114,195. The decrease was due largely to interest expense related to convertible debentures, which were all converted into equity in September of 2011.

After foreign currency translation adjustments of ($34,346) and ($19,080), respectively, we had a total comprehensive loss of $2,965,600, or ($0.11) per share, for the three months ended March 31, 2012 as compared to a total comprehensive loss of $2,592,565, or ($0.14) per share, for the three months ended March 31, 2011.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the sale of debt and equity securities in private placement offerings. Prior to the Merger, we had $8,455,000 in principal amount of 6% Series A Convertible Debentures outstanding. Immediately prior to the closing of the Merger, the debentures were automatically converted into shares of common stock of the Company pursuant to their terms. We have a credit facility of $3 million with Centra Bank, Inc. with a balance of $3 million outstanding as of March 31, 2012. Interest is payable monthly and the loan is due on demand. In 2009 and 2010, we also borrowed a total of $2,285,261 for the purchase of equipment from the West Virginia Economic Development Authority and the West Virginia Water Development Authority. These loans have 10 year terms and interest rates ranging from 3.25% to 4%. In the first quarter 2012, we borrowed $290,000 from the West Virginia Jobs Investment Trust for the expansion of our bioanalytical services group into the White Birch facility in Morgantown, West Virginia.

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

As of March 31, 2012, we had total current assets equal to $1,270,907, comprised of $201,154 in cash and cash equivalents, $50,010 in restricted cash, $534,287 in trade accounts receivable and other receivables, $350,896 in inventory and $134,560 in prepaid expenses. This compares with total current assets at December 31, 2011 equal to $1,431,729 comprised of $505,277 in cash and cash equivalents, $49,979 in restricted cash, $511,712 in trade accounts receivable and other receivables, $223,336 in inventory and $141,425 in prepaid expenses.  The Company's total current liabilities as of March 31, 2012 were equal to $7,498,835, comprised of $439,543 in current maturities on long term debt, $2,484,164 in trade accounts payable, $3,000,000 in connection with the Centra Bank, Inc. line of credit, $850,000 in loans payable to shareholders and $725,128 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2011 were equal to $7,082,908, comprised of $398,383 in current maturities on long term debt, $2,623,601 in trade accounts payable, $3,000,000 in connection with the Centra Bank, Inc. line of credit, $750,000 in loans payable to shareholders and $310,924 in other payables and accrued expenses.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 increased $840,606, or 51% from $1,634,443 for the three months ended March 31, 2011 to $2,475,049. Net cash used in operating activities during the three month period ended March 31, 2012 was primarily the result of a net loss of $2,931,254. Net loss was adjusted for non-cash items such as depreciation and amortization of $231,480 and non-cash compensation of $90,055. We also had an increase in trade accounts receivable of $13,042 and a net decrease in prepaids and other receivables of $503 and an increase in inventory of $127,560 and a decrease in trade accounts payable of $139,437 and an increase in other payables and accrued expenses of $414,206.

Our working capital deficit at March 31, 2012 was $6,227,928 as compared to a working capital deficit of $5,651,179 at December 31, 2011.  The increase in working capital deficit was $576,749 from December 31, 2011 to March 31, 2012.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2012 was $162,096, which was primarily used for deposits on equipment or equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the three months ended March 31, 2011 was $168,820 and was also used for deposits on equipment or equipment purchases.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2012 was $2,367,368, which was the result of the net proceeds of $2,049,363 from the sale of our common stock and proceeds of $390,000 from the issuance of long term debt. This was offset by $71,995 used in the repayment of long term debt. Cash provided by financing activities during the three months ended March 31, 2011 was $1,574,636, which was the result of the net proceeds of $30,000 from the sale of our common stock and proceeds of $1,631,873 from the issuance of long term debt. This was offset by $87,237 used in the repayment of long term debt.

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

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized upon shipment of the product, which is typically when title passes. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of March 31, 2012 and 2011, we had no deferred revenue that related to future periods.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is $1,702,269 and $1,487,278 for the three months period ended March 31, 2012 and March 31, 2011.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 16,116,000 and 15,133,000 for the three months period ended March 31, 2012 and year ended December 31, 2011, respectively.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 1, 2012, in connection with the terms of a private placement offering (the “Offering”) of up to 100 units (the “Units”), each Unit consisting of 50,000 shares of common stock and warrants to purchase 25,000 shares of common stock (the “Warrants”), the Company issued an aggregate of 1,370,000 shares of common stock and Warrants to purchase an aggregate of 685,000 shares of common stock at a per Unit purchase price equal to $100,000, for aggregate gross proceeds equal to $2,740,000. The Warrants are exercisable at an exercise price of $2.25 per share any time after the date of issuance (the “Issue Date”) until the earlier of (i) a Qualified Public Offering (as defined below), or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the issue date of the Warrant. The term “Qualified Public Offering” means the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts, commissions and fees) are at least $15,000,000. The placement agent (the "Placement Agent") in the Offering received total cash commissions equal to $140,000, which amount represents 8% of the total gross proceeds received from investors that participated in the Offering and were introduced to the Company by the Placement Agent. In addition, the Placement Agent also received warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $2.20 per share (the "Placement Agent Warrants"). The Placement Agent Warrants are exercisable any time after the issue date until the earlier of (i) a Qualified Public Offering or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the issue date.  The securities underlying the Units and Placement Agent Warrants were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company did not engage in any general advertisement or general solicitation in connection with the offering of the Units.

On March 20, 2012, the Company issued a convertible debenture (the “Debenture”), dated as of March 15, 2012, for an aggregate principal amount of $290,000 (the “Principal Amount”) to the West Virginia Jobs Investment Trust Board (the “WVJITB”), evidencing a convertible loan in that amount from the WVJITB to finance the construction and leasehold improvements required in connection with the Company’s newly leased premises. The Debenture accrues interest at a rate of 6% per annum and is subordinated to outstanding senior indebtedness of the Company. The entire Principal Amount is due on September 14, 2013 (the “Maturity Date”) and all accrued and unpaid interest is due and payable in cash monthly, beginning on April 14, 2012 through and including the Maturity Date. At the option of the WVJITB, the Debenture is convertible into shares of common stock of the Company, at an initial conversion rate of $2.00 per share, subject to certain adjustments. In addition, the Company also issued a warrant to the WVJITB, dated as of March 15, 2012, to purchase 72,500 shares of common stock of the Company at an exercise price of $2.25 per share (the “Warrant”). The Debenture and the Warrant were issued to an accredited investor in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company did not engage in any general advertisement or general solicitation in connection with issuance and sale of the securities.

On March 31, 2012, the Company issued 10,000 shares of common stock to Nathan Hostler and 20,000 shares of common stock to Melissa Hostler in connection with the exercise of a warrant and options issued to John A. Hostler at an aggregate purchase price equal to $47,500. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
4.1	Convertible Debenture, dated as of March 15, 2012, issued to the West Virginia Jobs Investment Trust Board (incorporated by reference to Exhibit 4.1 to the registration’s Form 8-K filed on March 26, 2012).
4.2	Warrant, dated as of March 15, 2012, issued to the West Virginia Jobs Investment Trust Board (incorporated by reference to Exhibit 4.2 to the registration’s Form 8-K filed on March 26, 2012).
4.3	Form of Warrant issued to investors in the Offering (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 6, 2012).
10.1	Lease Agreement, dated January 25, 2012, by and between Protea Biosciences, Inc. and White Birch Properties LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2012).
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: May 14, 2012	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer

