Form 10-Q
period 2012-06-30
Protea Biosciences Group, Inc.
filed 2012-08-13
CIK 1335103

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,501,605 shares of common stock, par value $.0001 per share, outstanding as of August 10, 2012.

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

The results for the period ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2012.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	June 30 , 2012 (Unaudited)	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$467,139	$505,277
Restricted cash	-	49,979
Trade accounts receivable	126,346	76,650
Other receivables	155,167	435,062
Inventory	767,857	223,336
Prepaid expenses	74,154	141,425
Total current assets	1,590,663	1,431,729

Property and equipment, net	3,294,885	3,319,219

Other noncurrent assets	27,128	17,632

Total Assets	$4,912,676	$4,768,580
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities on short- and long-term debt	$898,859	$398,383
Accounts payable	3,175,867	2,623,601
Bank line of credit	3,000,000	3,000,000
Loans payable to stockholders	1,440,000	750,000
Other payables and accrued expenses	590,557	310,924
Total current liabilities	9,105,283	7,082,908

Long-term debt - net of current portion	2,623,659	2,189,454

Commitments and contingencies (see Notes)	-	-

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 100,000,000 shares authorized; 28,851,994 and 27,061,498 shares issued and outstanding at June 30, 2012 and December 31, 2011)	2,885	2,706
Additional paid in capital	36,158,657	32,922,112
Deficit accumulated during development stage	(42,970,547)	(37,443,419)
Accumulated other comprehensive income (loss)	(7,261)	14,819
Total Stockholders' Equity (deficit)	(6,816,266)	(4,503,782)
Total Liabilities and Stockholders' Equity	$4,912,676	$4,768,580

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations and Total Comprehensive Loss (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Period from July 13, 2001 (date of inception)
	2012	2011	2012	2011	to June 30, 2012

Revenue	$223,962	$283,396	$403,456	$430,782	$3,062,061
Selling, general, administrative expenses	(1,388,105)	(1,461,878)	(2,713,520)	(2,581,276)	(23,366,880)
Research and development expense	(1,282,307)	(1,752,349)	(2,984,576)	(3,239,627)	(20,986,386)
Loss from operations	(2,446,450)	(2,930,831)	(5,294,640)	(5,390,121)	(41,291,205)

Other income (expense):
Interest and exchange income (expense)	(6,280)	3,040	(3,800)	1,358	47,775
Interest expense	(143,144)	(131,487)	(228,688)	(244,000)	(1,717,298)
Gain on debt settlement	-	-	-	-	13,834
Loss on asset disposal	-	-	-	-	(23,653)
Total other income (expense)	(149,424)	(128,447)	(232,488)	(242,642)	(1,679,342)

Loss before income taxes	(2,595,874)	(3,059,278)	(5,527,128)	(5,632,763)	(42,970,547)
Income taxes	-	-	-	-	-

Net loss	(2,595,874)	(3,059,278)	(5,527,128)	(5,632,763)	(42,970,547)

Foreign currency translation adjustment	12,266	(17,460)	(22,080)	(36,540)	(7,261)
Total comprehensive loss	$(2,583,608)	$(3,076,738)	$(5,549,208)	$(5,669,303)	$(42,977,808)

Net loss per share - basic and diluted	$(0.09)	$(0.16)	$(0.20)	$(0.30)	$(4.42)
Weighted average number of shares outstanding - basic and diluted	28,084,109	18,672,378	27,720,180	18,662,378	9,728,407

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

				Deficit	Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Development Stage	Income (Loss)	(Deficit)
December 31, 2011	27,061,498	$2,706	$32,922,112	$(37,443,419)	$14,819	$(4,503,782)

Issuance of stock for cash at $2.00 per share (net of issuance costs of $323,457)	1,615,000	161	2,906,382	-	-	2,906,543
Issuance of stock for placement agent	124,871	12	(12)	-	-	-
Stock-based compensation expense	-	-	173,181	-	-	173,181
Stock warrants issued as part of convertible debentures	-	-	68,250	-	-	68,250
Stock options exercised at $1.50 per share	25,000	3	37,497	-	-	37,500
Stock warrants exercised at $2.00 per share	25,625	3	51,247	-	-	51,250
Net loss	-	-	-	(5,527,128)	-	(5,527,128)
Foreign currency translation adjustment	-	-	-	-	(22,080)	(22,080)
June 30, 2012	28,851,994	$2,885	$36,158,657	$(42,970,547)	$(7,261)	$(6,816,266)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Period from July 13, 2001 (date of inception) to June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(5,527,128)	$(5,632,763)	$(42,970,547)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	488,658	636,447	3,878,012
Non-cash compensation	173,181	169,586	1,437,729
Issuance of common stock and warrants for services	-	-	529,138
Issuance of common stock for accrued interest	68,250	-	529,450
Accretion of convertible debenture discount	29,921	-	169,755
Loss on disposal of fixed assets	-	-	23,653
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(49,696)	(36,351)	(126,346)
Prepaid expenses	67,271	(166,561)	(74,254)
Other receivables	291,748	52,508	360,954
Inventory	(544,521)	(13,242)	(767,857)
Increase (decrease)
Trade accounts payable	552,266	(468,992)	3,175,868
Other payables and accrued expenses	279,633	939,969	590,556
Net cash used in operating activities	(4,170,417)	(4,519,399)	(33,243,889)

Cash flows from investing activities:
Movement in restricted cash	49,979	(25)	-
Purchase of and deposits on equipment	(391,689)	(374,211)	(4,474,994)
Proceeds from sale of equipment	-		47,450
Net cash used in investing activities	(341,710)	(374,236)	(4,427,544)

Cash flows from financing activities:
Net advances on bank line of credit	-	-	3,000,000
Proceeds from sale of common stock	2,973,946	460,000	23,003,435
Proceeds from short and long-term debt	1,090,000	6,655,000	11,630,000
Proceeds from shareholder debt	690,000	-	1,940,000
Repayment of long-term debt	(257,877)	(245,292)	(1,423,215)
Financing costs	-		(4,387)
Net cash provided by financing activities	4,496,069	6,869,708	38,145,833

Effect of exchange rate changes on cash	(22,080)	(36,540)	(7,261)

Net increase (decrease) in cash	(38,138)	1,939,533	467,139
Cash, beginning of period	505,277	410,696	-

Cash, end of period	$467,139	$2,350,229	$467,139

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$184,152	$60,561	$1,054,511

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through finance company debt	$72,635	$365,870	$2,790,907
Debt converted to company stock	$-	$-	$9,628,710
Stock subscription	$21,347	$-	$21,347

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

1.   Description of Company and Nature of Business

Protea Biosciences Group, Inc. (“Protea” or the “Company”) was incorporated in the state of Delaware on May 24, 2005.  Pursuant to an Agreement and Plan of Merger, dated September 2, 2011 (the “Merger Agreement”), by and among the Company, Protea Biosciences, Inc. (“PBI”), and SRKP 5 Acquisition Corp., a wholly-owned subsidiary of the Company (“MergerCo”), pursuant to which PBI merged with and into MergerCo, with PBI continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, the Company changed its name from “SRKP 5, Inc.” to “Protea Biosciences Group, Inc.” and became the parent company of PBI.

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

The interim consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2012, the results of operations for the three- and six-month periods ended June 30, 2012 and June 30, 2011, and the cash flows for the six-month periods ended June 30, 2012 and June 30, 2011. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2011, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2011 year-end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at June 30, 2012 of approximately $43 million and at December 31, 2011 of approximately $37 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies, to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue clinical trials of its recombinant pharmaceutical compound.

Management intends to meet its operating cash flow requirements from the sale of equity or issuance of debt. The Company seeks additional capital through sales of equity securities or convertible debt and, if appropriate, to develop corporate development partnerships to advance its drug and technology development activities for sharing the costs of development and commercialization. The Company may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to theirs.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, they have no committed sources of funding and are not assured that additional funding will be available to them.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Protea Biosciences Group, Inc. and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.    Summary of Significant Accounting Policies(continued)

Development Stage Enterprise

The Company is a development-stage enterprise and devotes substantial efforts to establishing new business, raising capital, conducting research and development activities and developing markets. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at June 30, 2012 and December 31, 2011:

	June 2012	Dec. 2011
French government R&D credit	$-	$281,996
French VAT receivable	120,691	119,507
Employee loan – current	12,668	-
Stock subscription and other	21,808	33,559
Other receivables – current	$155,167	$435,062

Employee loan – noncurrent	11,282	17,632
Deposits	15,846	-
Other receivables – noncurrent	$27,128	$17,632

Comprehensive Loss

For the period from inception through June 30, 2012, the Company has a translation loss which represents other comprehensive loss and is included in the Statement of Operations and Comprehensive Loss in the financial statements.

Net Loss per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 16,620,000 and 15,133,000 at June 30, 2012 and December 31, 2011, respectively.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.    Summary of Significant Accounting Policies(continued)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

FASB ASU 2011-05 – Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, updating ASC Topic 220, Comprehensive Income. This guidance defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The guidance in ASU 2011-05 and ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. Adoption of this guidance did not have an impact on the Company’s consolidated financial statements or on future operating results.

3.    Bank Line of Credit

In August of 2009, the Company took out a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At June 30, 2012 and December 31, 2011, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

4.    Loans Payable to Stockholders

In December of 2011, the Company borrowed $750,000 in an aggregate principal amount from two board members. The notes accrue simple interest at a rate of 10% per annum and are due and payable 180 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share. On June 15, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by 90 days to September 15, 2012.

In April of 2012, the Company borrowed $640,000 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and are due and payable 90 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share. In June and July of 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by 90 days to October 13, 2012.

In June of 2012, one board member advanced the Company an additional $50,000.

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

3)	Note Payable to the West Virginia Economic Development Authority

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the West Virginia Economic Development Authority. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812.

4)	Note Payable to the West Virginia Infrastructure and Jobs Development Council

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the West Virginia Infrastructure and Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812.

5)	Note Payable to the West Virginia Economic Development Authority

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the West Virginia Economic Development Authority. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248.

6)	Note Payable to the West Virginia Infrastructure and Jobs Development Council

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the West Virginia Infrastructure & Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249.

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the West Virginia Jobs Investment Trust Board. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants).

8)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (Short-term)

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the West Virginia Jobs Investment Trust Board. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). On June 18, 2012, the West Virginia Jobs Investment Trust Board signed an addendum to the note agreeing to extend the maturity date by 90 days to October 15, 2012.

9)	Convertible Promissory Note Payable to the West Virginia High Technology Consortium Foundation

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the West Virginia High Technology Consortium Foundation. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note is secured by 50% of equipment costing $447,320.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

5.    Long-term Debt (continued)

10)   Note Payable to the West Virginia Economic Development Authority

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the West Virginia Economic Development Authority. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320.

11)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of June 30, 2012, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 2.9% to 8.0%. The leases require 36 monthly payments and begin to expire in March 2013 through May 2015. These leases are secured by equipment with an aggregate cost of $560,195.

Total debt outstanding as of June 30, 2012 and December 31, 2011 are as follows:

		June 2012	Dec. 2011
1)	Note Payable to the WV Development Office	$273,978	$312,343
2)	Note Payable to Finance Company	566	3,343
3)	Note Payable to the WVEDA	183,422	192,559
4)	Note Payable to the WVIJDC	181,656	190,974
5)	Note Payable to the WVEDA	769,641	802,916
6)	Note Payable to the WVIJDC	781,594	814,652
7)	Note Payable to the WVJITB	263,828	-
8)	Note Payable to the WVJITB	387,843	-
9)	Note Payable to the WVHTCF	200,000	-
10)	Note Payable to the WVEDA	200,000	-
11)	Capital leases	279,990	271,050
	Total	3,522,518	2,587,837
	Less: current portion	(898,859)	(398,383)

	Long-term portion	$2,623,659	$2,189,454

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

5.    Long-term Debt (continued)

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2012 (July to Dec)	$621,917
2013	$817,574
2014	$504,915
2015	$287,768
2016	$253,577
2017 & Thereafter	$1,036,767

6.    Common Stock

The Company is authorized to issue a total of 110,000,000 shares of stock, of which 100,000,000 shares are designated Common Stock and 10,000,000 shares designated Preferred Stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock. Common Stock issues during 2012 are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Add’l Paid in Capital (not incl. Def fin, warrants portion of CDs &Stock Options)
Dec. 2011 Balance	27,061,498	$.0001	Various	$31,226,645	$529,138	$2,706	$31,753,077
Jan-June 2012 (stock options exercised)	25,000	.0001	1.50	37,500	-	3	37,497
Jan-June 2012 (stock warrants exercised)	25,625	.0001	2.00	51,250	-	3	51,247
Jan-June 2012 (includes stock warrants)	1,615,000	.0001	2.00	3,230,000	-	161	3,229,839
Jan-June2012*	124,871			-	-	12	(12)
Total	28,851,994			$34,545,395	$529,138	$2,885	$35,071,648

* Refer to Note 8 for details relating to shares issued as compensation to placement agent.

7.     Preferred Stock

The Company is authorized to issue Preferred Stock in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board may, from time to time, determine. No shares of the Preferred Stock have been issued.

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

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	4,046,750	$1.40	4.21
Granted	49,000	$2.00
Exercised	25,000	$1.50
Cancelled or expired	42,500	$1.50
Outstanding at June 30, 2012	4,028,250	$1.41	4.00

Exercisable at December 31, 2011	2,518,854	$1.33	3.79
Exercisable at June 30, 2012	2,870,542	$1.36	3.61

The following table summarizes information about stock options at June 30, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	80,000			80,000
$0.80	320,000			320,000
$1.25	510,000			510,000
$1.50	3,038,500			1,880,792
$2.00	79,750			79,750
$0.50 - $2.00	4,028,250	4.00	$1.41	2,870,542	$1.36

At June 30, 2012, the total aggregate intrinsic value for both options currently exercisable and options outstanding was $2,414,500. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $2.00 as of June 30, 2012. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During the six months ended June 30, 2012, 25,000 shares were exercised, whereas during the six months ended June 30, 2011, no options were exercised.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.    Stock Options and Stock-based Compensation (continued)

The following table summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2012:

	Shares	Weighted Average Grant- date Fair Value
Nonvested at December 31, 2011	1,527,896	$0.437
Granted	-	$-
Forfeited	42,500	$0.646
Vested	327,688	$0.460
Nonvested at June 30, 2012	1,157,708	$0.435

The fair value of non-vested options to be recognized in future periods is $503,830, which is expected to be recognized over a weighted average period of 2 years.

The total fair value of options vested during the six months ended June 30, 2012 was $173,181 compared to $169,586 for the six months ended June 30, 2011. Stock-based compensation expense is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Selling, general, and administrative expense	$134,659	$124,418
Research and development expense	38,522	45,168
Total stock-based compensation expense	$173,181	$169,586

The weighted average grant-date fair value of options granted during the six-month period ended June 30, 2012 was $0.572 and for the six-month period ended June 30, 2011 was $0.456 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Risk-free interest rate	1.10%	2.66%
Volatility factor	23.97%	21.85%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on an average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

In January 2012, the Company issued 499,482 shares of common stock to the placement agent (the "Shares")  in connection with a private placement offering of units consisting of common stock and warrants, which shares were subject to forfeiture under certain conditions.  As of the date of this filing, an aggregate of 124,871 Shares are no longer subject to forfeiture, while the balance of 347,611 of the Shares remain subject to forfeiture. As these shares represent an incremental direct cost incurred to issue equity, and the ultimate recognition and disposition of the shares is uncertain as of the date of this filing, the financial statements do not include any recognition of the 374,611 shares as of June 30, 2012.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.    Stock Warrants

Beginning in 2008, the Company began issuing stock warrants related to common stock issuances. The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase an additional share of common stock for every two shares purchased in connection with the warrant. Prior to the fourth quarter 2011, the exercise price was $2.00 per share. Commencing in the fourth quarter 2011 and continuing through the second quarter 2012, the exercise price is $2.25 per share.

In November 2009, the Company issued stock warrants to four board members in exchange for personal guarantees on a bank line of credit (See Note 3, Bank Line of Credit). The warrant is exercisable for five years from date of issuance. The warrant allows the four holders the ability to purchase an additional 375,000 shares of common stock. The exercise price is $2.00 per share.

In March 2012, the Company issued stock warrants in connection with the issuance of a Convertible Debenture to the West Virginia Jobs Investment Trust Board (see Note 5, Long-term Debt). The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 72,500 shares of common stock. The exercise price is $2.25 per share.

In April 2012, the Company issued stock warrants in connection with the issuance of a Convertible Debenture to the West Virginia Jobs Investment Trust Board (see Note 5, Long-term Debt). The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 88,889 shares of common stock. The exercise price is $2.25 per share.

As of June 30, 2012, warrants to purchase 12,663,069 shares of common stock were outstanding and exercisable.

10.   Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns.

The Company adopted ASC 740-10 effective January 1, 2007. The adoption of ASC 740-10 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no changes to unrecognized tax benefits during 2011 or the first six months of 2012. The tax years 2007 through 2011 remain open to review by various taxing authorities.

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

Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforward totals approximately $37,300,000 and $32,700,000 at June 30, 2012 and December 31, 2011, respectively.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

11.	Lease Commitments

The Company leases its USA facilities under operating leases beginning a) February 2005 and extended through December 2012 and b) April 2012 through March 2017. Additionally, the Company leases its Europe facility on a three-year lease beginning January 2012 through January 2015. The Company also has three equipment operating leases with terms of 3 to 5 years. Future required minimum principal repayments over the next five years are as follows:

Year endingDecember 31:	Future required minimum lease payments
2012 (July to Dec)	$231,662
2013	$261,639
2014	$255,258
2015	$173,312
2016	$167,628
2017	$83,814

Rent expense totals $111,577 for the three months ended June 2012 and $186,977 for the six months ended June 2012, compared to $58,283 for the three months ended June 2011 and $112,331 for the six months ended June 2011.

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of June 30, 2012.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

13.	Commitments and Contingencies (continued)

Warranty

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. Generally, the applicable product warranty period is 90 days from the date of delivery of the goods.  The Company provides for estimated warranty costs at the time of the product sale. As of June 30, 2012, management believes that no warranty allowance is necessary due to a limited sales history and that no goods have historically been returned.

Stock Options

The Company has agreements with one board member and an equity financing consultant for payment of services by stock options. The board member is to receive a stock option for 4,000 shares per month (awarded annually) with an exercise price equal to the current market price. The agreement is cancellable with 90 days notice.

On April 30, 2012, the Company terminated an agreement with an equity financing consultant who received $12,500 in value of shares per month with an exercise price equal to the current market price. The equity financing consultant also received $5,000 in cash per month and $2,500 in stock grants per month related to this agreement.

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

AGREEMENT WITH VIRGINIA TECH

In 2010, the Company entered into an agreement with Virginia Tech (VT) for the exclusive option to license technology in development in the laboratory of Rafael Davalos, PhD, which is intended to enable the separation of specific cell populations, such as cancer cells, in blood and other fluids. It also has an exclusive license to the IRAK-1 compound as a regulator of diseases and disorders in the lab of Liwu Li, PhD. Per the licensing agreements, the Company may be required to pay milestone payments of $12,500 during 2012.

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER

In May 2009, the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Laboratories Mayoly Spindler SAS (Mayoly), a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1 million Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the Government of France. As of June 30, 2012 and December 31, 2011, based on estimated expenditures by both companies and the anticipated sharing of expenditures, the Company estimates that it owed approximately $927,000 and $974,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet.

Engineering and Design Services

The Company has about $260,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology. These amounts relate to production of instruments. At June 30, 2012, the Company recorded approximately $54,000 in accrued expenses owed to MPR.

14.	Evaluation of Subsequent Events

Common Stock.

Subsequent to the balance sheet date, the Company sold and issued 5.5 units consisting of an aggregate of 275,000 shares of Common Stock and 137,500 warrants at a per unit purchase price of $100,000. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.25 per share.

Advances from Stockholders

Subsequent to the balance sheet date, the Company received advances equal to an aggregate of $305,000 from certain current directors and related parties. No terms of repayment have been specified on the aforementioned advances as of the filing date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

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

Overview

We were originally incorporated in the State of Delaware on May 24, 2005 under the name "SRKP 5, Inc." as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. On September 2, 2011, we completed a merger in accordance with the terms and conditions of an Agreement and Plan of Merger by and among the Company, Protea Biosciences, Inc., a Delaware corporation ("PBI") and SRKP 5 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Co"), pursuant to which Merger Co merged with and into PBI (the "Merger"). As a result of the Merger, we (i) became the 100% parent of PBI, (ii) assumed the operations of PBI and (iii) changed our name to "Protea Biosciences Group, Inc."

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

Bioanalytical Product Systems

The Company’s products are purchased and used primarily by pharmaceutical and academic research laboratories. Our product groups are divided as follows:

 Protein Sample Preparation

This product group encompasses consumable products for the recovery and preparation of protein samples for analysis by mass spectrometry. The product group includes the following:

•    A family of proprietary reagents, known as surfactants, that can rapidly remove proteins out of biological samples and into liquid phase, preparing them for analysis by mass spectrometry. Our surfactants do not interfere with mass spectrometry analysis, as is the case with currently-available surfactants. Marketed as Progenta™ surfactants, they allow recovery of proteins from cells and other sample types, eliminating sample handling and purification steps that lead to reduced protein yield and poorer quality results by mass spectrometry. Our surfactants are available in a variety of forms to accommodate most classes of proteins.

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

•   Single use products, including pipette tips and 96-well plates, which employ a novel chemistry technique, known as monolith chemistry, which enables recovery of proteins from solutions, as well as removal of salts, thereby improving the quality of analysis of the proteins by mass spectrometry. Monolith chemistry improves the quantity of protein recovered, as well as the reproducibility of its subsequent analysis.

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

Mass Spectrometry Standards

The Company has developed and markets an extensive line of protein mass spectrometry standards, which provide defined and characterized proteins representing different protein structures and classes. As the field of proteomics has progressed, there is increased interest in knowing the precise status of a protein, particularly in the identification of “post-translational modifications” (chemical modifications of the protein that occurs after its production via RNA translation), such as phosphorylation, a change that relates to the protein’s biological status. The Company’s mass spectrometry standards are intended to improve the reproducibility of a researcher’s mass spectrometry results.

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

We presently have three fully functional LAESI production units in-house with software packages developed by the Company (LAESI desktop software and ProteaPlot™). Instrument production has started and approximately eight units are being produced. The first LAESI unit was shipped to Oak Ridge National Laboratory in Tennessee in February 2012. A second unit is being shipped to the FOM Institute AMOLF in Amsterdam, the Netherlands in August 2012.

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

Since inception, we have relied primarily on sales of our securities to fund our operations. We have never been profitable and we cannot assure you that we will be profitable in the future. From inception through June 30, 2012, our loss from operations totaled $42,970,547 and our net loss for the six month period ending June 30, 2012 totaled $5,527,128. We expect to require substantial funds to advance the research and development of our core technologies, to develop new products and services based on our proprietary protein recovery and identification technologies, and to continue clinical trials of our recombinant pharmaceutical compound. We intend to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into additional development partnerships, like our partnership with Laboratoires Mayoly Spindler SAS, to assist us with our drug and technology development activities. We do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding.

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

For the three month period ended June 30, 2012 and June 30, 2011, we earned revenue of $223,962 and $283,396, respectively. This represents a decrease of $59,434 or 21% from the prior period. Excluding grant revenue of $104,687 earned in 2011, revenues increased 25% over the prior period as a result of growth in our Bioanalytical Services area. For the six month period ended June 30, 2012 and June 30, 2011, we earned revenue of $403,456 and $430,782, respectively. This represents a decrease of $27,326, or approximately 6%. Excluding grant revenue earned in 2011, revenues increased 24% over the prior period.

For the three month period ended June 30, 2012 and June 30, 2011, selling, general and administrative expenses totaled $1,388,105 and $1,461,878, respectively. This represents a decrease of $73,773, or 5%, resulting from timing of expenses. For the six month period ended June 30, 2012 and June 30, 2011, selling, general and administrative expenses totaled $2,713,520 and $2,581,276, respectively. This represents an increase of $132,244 or approximately 5% resulting mostly from higher personnel costs due to addition of staff partially offset by a decrease in legal and consulting expenses.

For the three month period ended June 30, 2012 and June 30, 2011, research and development expense totaled $1,282,307 and $1,752,349, respectively. This represents a decrease of $470,042, or 27%, resulting from a reduction in LAESI development and Lipase trial expenses offset by higher personnel costs and lab supplies expense. For the six month period ended June 30, 2012 and June 30, 2011, research and development expense totaled $2,984,576 and $3,239,627, respectively. This represents a decrease of $255,051 or approximately 8%.

For the three month period ended June 30, 2012 and June 30, 2011, our loss from operations was $2,446,450 and $2,930,831, respectively. This represents a decrease of $484,381, or approximately 17%. For the six month period ended June 30, 2012 and June 30, 2011, our loss from operations was $5,294,640 and $5,390,121, respectively. This is a decrease of $95,481, or approximately 2%.

For the three month period ended June 30, 2012 and June 30, 2011, other expense was $149,424 and $128,447, respectively. This represents an increase of $20,977, or approximately 16% as a result of an increase in interest expense on long- and short-term debt as well as interest expense on stock warrants issued from two notes payable. For the six month period ended June 30, 2012 and June 30, 2011, other expense was $232,488 and $242,642, respectively. This is a decrease of $10,154, or approximately 4%. This decrease reflects the increase noted above offset by the conversion of $8,455,000 of convertible debentures during the prior year.

After foreign currency translation adjustments of $12,266 and $(17,460), respectively, we had a total comprehensive loss of $2,583,608 and $3,076,738 for the three months ended June 30, 2012 and 2011, respectively. After foreign currency translation adjustments of $(22,080) and $(36,540), respectively, we had a total comprehensive loss of $5,549,208 and $5,669,303 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. Prior to the Merger, we had $8,455,000 in principal amount of 6% Series A Convertible Debentures outstanding. Immediately prior to the closing of the Merger, the debentures were automatically converted into shares of common stock of the Company pursuant to their terms. We have a credit facility of $3,000,000 with United Bank, Inc. (formerly Centra Bank, Inc.) with a balance of $3,000,000 outstanding as of June 30, 2012. Interest is payable monthly and the loan is due on demand. In 2009 and 2010, we borrowed a total of $2,285,261 for the purchase of equipment from the West Virginia Economic Development Authority (WVEDA) and the West Virginia Water Development Authority. These loans have 10 year terms and interest rates ranging from 3.25% to 4%. In 2012, we borrowed a total of $400,000 for the purchase of equipment from the WVEDA and the West Virginia High Technology Consortium Foundation (WVHTC Foundation). The WVEDA loan has a 10 year term and an interest rate of 2%. The WVHTC Foundation loan has a 30-month term and an interest rate of 8%. In 2011 and 2012, we borrowed $1,440,000 from various board members and spouses. The notes have various terms and accrue simple interest at a rate of 10% per annum.

We will continue to require substantial funds to advance the research and development of our core technologies, to develop new products and services based upon our proprietary protein recovery and identification technologies and to continue clinical trials of our recombinant pharmaceutical compound. We intend to meet our operating cash flow requirements by raising additional funds from the sale of equity or issuance of debt and, possibly, developing corporate development partnerships to advance our drug and technology development activities for sharing the costs of development and commercialization.  We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding.

As of June 30, 2012, we had total current assets equal to $1,590,663, comprised of $467,139 in cash and cash equivalents, $281,513 in trade accounts receivable and other receivables, $767,857 in inventory and $74,154 in prepaid expenses. This compares with total current assets at December 31, 2011 equal to $1,431,729 comprised of $505,277 in cash and cash equivalents, $49,979 in restricted cash, $511,712 in trade accounts receivable and other receivables, $223,336 in inventory and $141,425 in prepaid expenses.  The Company's total current liabilities as of June 30, 2012 were equal to $9,105,283, comprised of $898,859 in current maturities on long term debt, $3,175,867 in trade accounts payable, $3,000,000 in connection with the United Bank, Inc. (formerly Centra Bank, Inc.) line of credit, $1,440,000 in loans payable to shareholders and $590,557 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2011 were equal to $7,082,908, comprised of $398,383 in current maturities on long term debt, $2,623,601 in trade accounts payable, $3,000,000 in connection with United Bank, Inc. line of credit, $750,000 in loans payable to shareholders and $310,924 in other payables and accrued expenses.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 decreased $348,982, or 8% from $4,519,399 for the six months ended June 30, 2011 to $4,170,417. Net cash used in operating activities during the six month period ended June 30, 2012 was primarily the result of a net loss of $5,527,128. Net loss was adjusted for non-cash items such as depreciation and amortization of $488,658, non-cash compensation of $173,181, accrued interest from issuance of common stock of $68,250 and accretion of convertible debenture discount of $29,921. We also had an increase in trade accounts receivable of $49,696 and a net decrease in prepaids and other receivables of $359,019 and an increase in inventory of $544,521 and an increase in trade accounts payable of $552,266 and an increase in other payables and accrued expenses of $279,633.

Our working capital deficit at June 30, 2012 was $7,514,620 as compared to a working capital deficit of $5,651,179 at December 31, 2011.  The increase in working capital deficit was $1,863,441 from December 31, 2011 to June 30, 2012.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2012 was $341,710, which was primarily used for deposits on equipment or equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the six months ended June 30, 2011 was $374,236 and was also used for deposits on equipment or equipment purchases.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2012 was $4,496,069, which was the result of the net proceeds of $2,973,946 from the sale of our common stock and proceeds of $1,780,000 from the issuance of short- and long-term debt. This was offset by $257,877 used in the repayment of long term debt. Cash provided by financing activities during the six months ended June 30, 2011 was $6,869,708, which was the result of the net proceeds of $460,000 from the sale of our common stock and proceeds of $6,655,000 from the issuance of long-term debt. This was offset by $245,292 used in the repayment of long-term debt.

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

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized upon shipment of the product, which is typically when title passes. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of June 30, 2012 and 2011, we had no deferred revenue that related to future periods.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is $2,984,576 and $3,239,627 for the six months period ended June 30, 2012 and June 30, 2011.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 16,620,000 and 15,133,000 for the six months period ended June 30, 2012 and year ended December 31, 2011, respectively.

Stock Based Compensation

We follow the provisions of FASB ASC 718, “Stock Based Compensation.” Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. Fair value of stock options issued by the Company is estimated using the Black-Scholes option-pricing model. The associated compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II—OTHER INFORMATION

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

On April 16, 2012 (the “April Issue Date”), the Company issued convertible promissory notes ("April Notes") in an aggregate principal amount equal to $640,000 (the "Principal Amount") to certain directors of the Company and their affiliates. The Notes accrue simple interest at a rate of 10% per annum and were originally due and payable on the earlier to occur of (i) the date that is 90 days from the Issue Date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default (the "April Maturity Date"). At any time after the April Issue Date, at the option of the holder, each $2.00 of outstanding principal amount and accrued unpaid interest is convertible into one share of common stock of the Company. On or around June 15, 2012, the April Maturity Date, with respect to each of the April Notes was extended to October 13, 2012. The April Notes were issued to accredited investors (as such term is defined by Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), pursuant to the exemption from registration provided by Section 4(2) under the Securities Act. The Company did not engage in any general advertisement or general solicitation in connection with the offer and sale of the April Notes. The Company did not pay any commissions in connection with the sale of the April Notes.

On April 18, 2012, the Company issued a convertible debenture (the “Debenture”), for an aggregate principal amount of $400,000 (the “Debenture Principal Amount”) to the West Virginia Jobs Investment Trust Board (the “WVJITB”). The Debenture accrues interest at a rate of 10% per annum and is subordinated to outstanding senior indebtedness of the Company. The entire Debenture Principal Amount was originally due on July 17, 2012 (the “Maturity Date”). On June 18, 2012, the Maturity Date was extended to October 15, 2012. At the option of the WVJITB the Debenture is convertible into shares of (1) common stock of the Company, at an initial conversion rate of $2.00 per share, subject to certain adjustments or (2) preferred stock of the Company, at an initial conversion rate equal to the lowest price paid for such preferred stock by other purchasers, subject to certain adjustments. Upon the issuance of the Debenture, the Company also issued a warrant to the WVJITB to purchase 88,889 shares of common stock of the Company at an exercise price of $2.25 per share (the “WVJITB Warrant”). The WVJITB Warrant is exercisable at an exercise price of $2.25 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts, commissions and fees) are at least $15,000,000, or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the issue date of the Warrant. The Debenture and the WVJITB Warrant were issued pursuant to the exemption from registration provided by Section 4(2) under the Securities Act in reliance upon the representation by WVJITB that it is an accredited investor as such term is defined by Rule 501 of Regulation D under the Securities Act and the Company did not engage in any general advertisement or general solicitation in connection with the offer and sale of the Debenture and Warrant. The Company did not pay any commission in connection with the sale of the Debenture and Warrant.

On May 4, 2012, in connection with the terms of a private placement offering (the “Offering”) of up to $6,000,000 of units (the “Units”), each Unit consisting of 50,000 shares of common stock and warrants to purchase 25,000 shares of Common Stock (the “Warrants”), the Company issued an aggregate of 152,500 shares of Common Stock and Warrants to purchase an aggregate of 76,250 shares of Common Stock at a per Unit purchase price of $100,000 for aggregate gross proceeds equal to $305,000. The Warrants are exercisable at an exercise price of $2.25 per share any time after the date of issuance (the “Issue Date”) until the earlier of (i) a Qualified Public Offering (as defined below), or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the Issue Date of the Warrant. The term “Qualified Public Offering” means the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which (i) the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 and (ii) the offering price of the Common Stock in the Qualified Public Offering is at least 200% of the exercise price set forth in the Warrant, as may be adjusted in accordance with the terms of the Warrant.

On May 21, 2012, in connection with a second closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 175,000 shares of Common Stock and Warrants to purchase 87,500 shares of Common Stock for aggregate gross proceeds of $350,000.

On May 31, 2012, in connection with a third closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 62,500 shares of Common Stock and Warrants to purchase 31,250 shares of Common Stock for aggregate gross proceeds of $125,000.

On June 13, 2012, in connection with a fourth closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 112,500 shares of Common Stock and Warrants to purchase 56,250 shares of Common Stock for aggregate gross proceeds of $225,000.

On June 29, 2012, in connection with a fifth closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 22,500 shares of Common Stock and Warrants to purchase 11,250 shares of Common Stock for aggregate gross proceeds of $45,000.

All of the Units, and securities underlying the Units issued in the Offering were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act, at a per Unit purchase price equal to $100,000. Through the date of this filing the placement agent in the Offering has received total cash compensation equal to $103,862. The Company did not engage in any general advertisement or general solicitation in connection with the offering of the Units.

On May 24, 2012, the Company issued a Secured Convertible Note and Investment Agreement (the "WVHTCF Note") with a principal amount of $200,000 to West Virginia High Technology Consortium Foundation, a West Virginia non-profit corporation (“WVHTCF”). The WVHTCF Note accrues interest at a rate of eight percent (8%) per annum and has a maturity date of December 1, 2014. At any time during the term of the WVHTCF Note, WVHTCF may elect to convert all or any portion of the unpaid principal and accrued interest due and payable under the WVHTCF Note, into shares of common stock at a conversion price of $2.00 per share subject to certain adjustments in the event of stock splits or dividend issuances. The WVHTCF Note is secured by a first lien interest, shared with the West Virginia Economic Development Authority (“WVEDA”), in all of the Company’s right, title and interest in and to the equipment referred to as the Waters Synapt G2 Mass Spectrometer (Serial Number UEB072 01) (the “Mass Spectrometer”), including all attachments, accessories, tools, parts, manuals, software, parts, records and data, all cash and non-cash proceeds from the sale, destruction, loss or other disposition of the Mass Spectrometer (the “Collateral”) pursuant to the terms and conditions of a Security Agreement, dated May 24, 2012 by and between the Company and WVHTCF (the “Security Agreement”). The obligations of the Company under the WVHTCF Note are guaranteed by the Company’s wholly owned subsidiary, Protea Biosciences, Inc. (the “Subsidiary”) pursuant to the terms and conditions of a Guaranty of Payment, dated May 22, 2012.

On June 11, 2012, the Company issued a promissory note, in an aggregate principal amount of $200,000.00 (the “WVEDA Note”) to the West Virginia Economic Development Authority, in accordance with the terms and conditions of a Loan Agreement of even date. The WVEDA Note accrues interest at a rate of two percent (2%) per annum and has a ten year term. The obligations of the Company under the WVEDA Note are guaranteed by the Company’s wholly owned subsidiary, Protea Biosciences, Inc. pursuant to the terms and conditions of a Guaranty of Payment, dated June 6, 2012 and secured by the Collateral pursuant to the terms of the Security Agreement.

The WVHTCF Note and WVEDA Note were issued in connection with the exemption from registration provided by Section 4(2) under the Securities Act as a transaction by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
4.1	Form or Warrant issued to Investors in the Offering (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 24, 2012).
4.2	Warrant, dated as of April 18, 2012, issued to the West Virginia Jobs Investment Trust Board (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on April 20, 2012).
4.3	Warrant, dated as of May 21, 2012, issued to investors in the Offering (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on May 24, 2012).
10.1	Form of Convertible Promissory Notes, dated as of April 16, 2012, issued to directors and certain related parties (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on April 20, 2012).
10.3	10% Convertible Debenture, dated as of April 18, 2012, issued to the West Virginia Jobs Investment Trust Board (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on April 20, 2012).
10.4	Secured Convertible Note and Investment Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 15, 2012).
10.5	Security Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on June 15, 2012).
10.6	Loan Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on June 15, 2012).
10.7	Promissory Note, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on June 15, 2012).
10.8	Security Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed on June 15, 2012).
10.9	Guaranty, dated as of May 22, 2012, issued to the West Virginia High Technology Consortium Foundation (incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed on June 15, 2012).
10.10	Guaranty, dated as of June 6, 2012, issued to the West Virginia Economic Development Authority Foundation (incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed on June 15, 2012).

10.11	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc with respect to the December Note by and between the Company and Summit Resources, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 16, 2012).
10.12	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on July 16, 2012).
10.13	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc with respect to the April Note by and between the Company and Summit Resources, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on July 16, 2012).
10.14	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Scott Segal with respect to the April Note by and between the Company and Scott Segal (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on July 16, 2012).
10.15	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the April Note by and between the Company and Stanley Hostler (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed on July 16, 2012).
10.16	Convertible Promissory Note Addendum, dated as of June 18, 2012, executed by Virginia Child with respect to the April Note by and between the Company and Virginia Child (incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed on July 16, 2012).
10.17	Convertible Promissory Note Addendum, dated as of June 22, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner (incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed on July 16, 2012).
10.18	Convertible Promissory Note Addendum, dated as of July 2, 2012, executed by Leonard Harris with respect to the April Note by and between the Company and Leonard Harris (incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K filed on July 16, 2012).
10.19	Letter Agreement, dated June 18, 2012, by and between the Company and the WVJITB (incorporated by reference to Exhibit 10.9 to the registrant’s Form 8-K filed on July 16, 2012).
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: August 13, 2012	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer

