Form 10-Q
period 2012-09-30
Protea Biosciences Group, Inc.
filed 2012-11-13
CIK 1335103

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,879,247 shares of common stock, par value $.0001 per share, outstanding as of November 9, 2012.

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

The results for the period ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2012.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$56,345	$505,277
Restricted cash	-	49,979
Trade accounts receivable	61,335	76,650
Other receivables	40,789	315,555
Inventory	830,319	223,336
Prepaid expenses	122,621	141,425
Total current assets	1,111,409	1,312,222
Property and equipment, net	3,008,219	3,319,219
Other noncurrent assets	24,293	17,632
Total Assets	$4,143,921	$4,649,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities on short and long-term debt	$1,253,280	$398,383
Accounts payable	2,612,792	2,504,094
Bank line of credit	3,000,000	3,000,000
Loans payable to stockholders	2,108,216	750,000
Other payables and accrued expenses	492,906	310,924
Total current liabilities	9,467,194	6,963,401

Long-term debt - net of current portion	2,221,367	2,189,454
Commitments and contingencies (see Notes)	-	-
Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 100,000,000 shares authorized; 29,616,994 and 27,061,498 shares issued and outstanding at September 30, 2012 and December 31, 2011)	2,962	2,706
Additional paid in capital	37,659,046	32,922,112
Deficit accumulated during development stage	(45,201,523)	(37,443,419)
Accumulated other comprehensive income (loss)	(5,125)	14,819
Total Stockholders' Equity (Deficit)	(7,544,640)	(4,503,782)
Total Liabilities and Stockholders' Equity	$4,143,921	$4,649,073

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations and Total Comprehensive Loss (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended		For the Nine Months Ended		Period from July 13,
	September 30,		September 30,		2001 (date of inception)
	2012	2011	2012	2011	to September 30, 2012

Revenue	$165,538	$215,379	$568,994	$541,474	$3,227,599
Selling, general, administrative expenses	(1,111,652)	(1,457,330)	(3,825,172)	(4,023,947)	(24,478,532)
Research and development expense	(1,118,768)	(1,195,618)	(4,103,345)	(4,349,896)	(22,105,155)
Loss from operations	(2,064,882)	(2,437,569)	(7,359,523)	(7,832,369)	(43,356,088)

Other income (expense):
Interest and exchange income (expense)	(2,369)	942	(6,169)	6,979	45,406
Interest expense	(138,621)	(414,455)	(367,309)	(658,455)	(1,855,919)
Gain on debt settlement	-	-	-	-	13,834
Loss on asset disposal	(25,103)	-	(25,103)	-	(48,756)
Total other income (expense)	(166,093)	(413,513)	(398,581)	(651,476)	(1,845,435)

Loss before income taxes	(2,230,975)	(2,851,082)	(7,758,104)	(8,483,845)	(45,201,523)
Income taxes	-	-	-	-	-

Net loss	(2,230,975)	(2,851,082)	(7,758,104)	(8,483,845)	(45,201,523)

Foreign currency translation adjustment	2,136	12,350	(19,944)	(24,191)	(5,125)
Total comprehensive loss	$(2,228,839)	$(2,838,732)	$(7,778,048)	$(8,508,036)	$(45,206,648)

Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.27)	$(0.38)	$(4.35)
Weighted average number of shares outstanding - basic and diluted	29,245,418	22,676,938	28,442,560	22,666,938	10,380,600

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

				Deficit	Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Development Stage	Income (Loss)	(Deficit)
December 31, 2011	27,061,498	$2,706	$32,922,112	$(37,443,419)	$14,819	$(4,503,782)

Issuance of stock for cash at $2.00 per share (net of issuance costs of $418,294)	2,380,000	238	4,341,468	-	-	4,341,706
Issuance of stock for placement agent	124,871	12	(12)	-	-	-
Stock-based compensation expense	-	-	238,484	-	-	238,484
Stock warrants issued as part of convertible debentures	-	-	68,250	-	-	68,250
Stock options exercised at $1.50 per share	25,000	3	37,497	-	-	37,500
Stock warrants exercised at $2.00 per share	25,625	3	51,247	-	-	51,250
Net loss	-	-	-	(7,758,104)	-	(7,758,104)
Foreign currency translation adjustment	-	-	-	-	(19,944)	(19,944)
September 30, 2012	29,616,994	$2,962	$37,659,046	$(45,201,523)	$(5,125)	$(7,544,640)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Nine Months	For the Nine Months	Period from July 13, 2001
	Ended September 30,	Ended September 30,	(date of inception) to
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(7,758,104)	$(8,483,845)	$(45,201,523)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	749,155	943,612	4,138,509
Non-cash compensation	238,484	252,903	1,503,032
Issuance of common stock and warrants for services	-	-	529,138
Issuance of common stock for accrued interest	-	258,181	461,200
Accretion of convertible debenture discount	47,686	132,689	187,520
Loss on disposal of fixed assets	25,103	-	48,756
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	15,315	(41,530)	(61,335)
Prepaid expenses	18,804	(39,814)	(122,721)
Other receivables	291,711	148,009	360,917
Inventory	(606,983)	4,208	(830,319)
Increase (decrease)
Trade accounts payable	108,698	(521,662)	2,732,300
Other payables and accrued expenses	181,983	184,167	492,906
Net cash used in operating activities	(6,688,148)	(7,163,082)	(35,761,620)

Cash flows from investing activities:
Movement in restricted cash	49,979	(54)	-
Purchase of and deposits on equipment	(390,624)	(636,652)	(4,473,929)
Proceeds from sale of equipment	-	-	47,450
Net cash used in investing activities	(340,645)	(636,706)	(4,426,479)

Cash flows from financing activities:
Net advances on bank line of credit	-	-	3,000,000
Proceeds from sale of common stock	4,406,851	1,710,500	24,436,340
Proceeds from short and long-term debt	1,090,000	6,655,000	11,630,000
Proceeds from shareholder debt	1,358,216	-	2,608,216
Repayment of long-term debt	(255,262)	(295,229)	(1,420,600)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	6,599,805	8,070,271	40,249,569

Effect of exchange rate changes on cash	(19,944)	(24,191)	(5,125)

Net increase (decrease) in cash	(448,932)	246,292	56,345
Cash, beginning of period	505,277	410,696	-

Cash, end of period	$56,345	$656,988	$56,345

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$315,235	$267,584	$1,185,594

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through finance company debt	$72,635	$365,870	$2,790,907
Debt converted to company stock	$-	$9,425,791	$9,628,710
Stock subscription	$23,605	$500,000	$23,605

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

1.	Description of Company and Nature of Business

Protea Biosciences Group, Inc. (“Protea” or the “Company”) was incorporated in the state of Delaware on May 24, 2005.  Pursuant to an Agreement and Plan of Merger, dated September 2, 2011 (the “Merger Agreement”), by and among the Company, Protea Biosciences, Inc. (“PBI”), and SRKP 5 Acquisition Corp., a wholly-owned subsidiary of the Company (“MergerCo”), PBI was merged with and into MergerCo, with PBI continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, the Company changed its name from “SRKP 5, Inc.” to “Protea Biosciences Group, Inc.” and became the parent company of PBI.

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

The interim consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and September 30, 2011, and the cash flows for the nine month periods ended September 30, 2012 and September 30, 2011. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2011, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2011 year-end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at September 30, 2012 of approximately $45 million and at December 31, 2011 of approximately $37 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies, to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue clinical trials of its recombinant pharmaceutical compound.

Management intends to meet its operating cash flow requirements from the sale of equity or issuance of debt. The Company seeks additional capital through sales of equity securities or convertible debt and, if appropriate, to pursue partnerships to advance its drug and technology development activities. The Company may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to theirs.

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

Development Stage Enterprise

The Company is a development stage enterprise and devotes substantial efforts to establishing new business, raising capital, conducting research and development activities and developing markets. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Reclassification

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the year ended December 31, 2011 to be consistent with the presentation in the Consolidated Financial Statements for the nine months ended September 30, 2012.  This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholder equity.

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
French government R&D credit	$-	$281,996
Employee loan – current	16,699	-
Stock subscription and other	24,090	33,559
Other receivables – current	$40,789	$315,555

Employee loan – noncurrent	8,096	17,632
Deposits	16,197	-
Other receivables – noncurrent	$24,293	$17,632

Total Comprehensive Loss

For the period from inception through September 30, 2012, the Company has a translation loss which represents other comprehensive loss and is included in the Statement of Operations and Total Comprehensive Loss in the financial statements.

Net Loss per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 17,072,000 and 15,133,000 at September 30, 2012 and December 31, 2011, respectively.

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

In August of 2009, the Company took out a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At September 30, 2012 and December 31, 2011, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member (see Note 14, Subsequent Events).

4.	Loans Payable to Stockholders

In December of 2011, the Company borrowed $750,000 in an aggregate principal amount from two board members. The notes accrue simple interest at a rate of 10% per annum and are due and payable 180 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share. On June 15, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by 90 days to September 15, 2012. On September 25, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to December 14, 2012.

In April of 2012, the Company borrowed $640,000 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and are due and payable 90 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share. In June and July of 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by 90 days to October 13, 2012. Subsequent to the balance sheet date, the notes were extended to January 11, 2013.

In September of 2012, the Company borrowed $593,216 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and are due and payable 60 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share.

In September of 2012, one board member and his spouse advanced the Company an additional $125,000.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

5.	Long-term Debt

1)	Note Payable to the West Virginia Development Office

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the West Virginia Development Office. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment. As of September 30, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Development Office approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

2)	Note Payable to Finance Company

In July 2007, the Company obtained a 5-year loan in the amount of $28,726 from a finance company. The note bears interest at 6.99% with monthly principal and interest payments of $569 through July 2012. The note is secured by a vehicle. The note was paid in full on July 11, 2012.

3)	Note Payable to the West Virginia Economic Development Authority

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the West Virginia Economic Development Authority. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of September 30, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

4)	Note Payable to the West Virginia Infrastructure and Jobs Development Council

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the West Virginia Infrastructure and Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of September 30, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Infrastructure and Jobs Development Council approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

5)	Note Payable to the West Virginia Economic Development Authority

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the West Virginia Economic Development Authority. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248. As of September 30, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

6)	Note Payable to the West Virginia Infrastructure and Jobs Development Council

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the West Virginia Infrastructure and Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249. As of September 30, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Infrastructure and Jobs Development Council approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

5.	Long-term Debt (continued)

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the West Virginia Jobs Investment Trust Board. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants). As of September 30, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Jobs Investment Trust Board approved an extension of the Company’s interest payments until November 30, 2012. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

8)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the West Virginia Jobs Investment Trust Board. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). On June 18, 2012, the West Virginia Jobs Investment Trust Board signed an addendum to the note agreeing to extend the maturity date by 90 days to October 15, 2012. As of September 30, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Jobs Investment Trust Board approved an extension of the Company’s interest payments until November 30, 2012 and principal repayment until January 15, 2013. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

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

10)	Note Payable to the West Virginia Economic Development Authority

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the West Virginia Economic Development Authority. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320. As of September 30, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

11)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of September 30, 2012, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 2.9% to 8.0%. The leases require 36 monthly payments and begin to expire in March 2013 through May 2015. These leases are secured by equipment with an aggregate cost of $560,195. As of September 30, 2012, the Company was in arrears on all four capital leases.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

5.	Long-term Debt (continued)

Total debt outstanding as of September 30, 2012 and December 31, 2011 are as follows:

		September 30, 2012	December 31, 2011
1)	Note Payable to the WV Development Office	$258,497	$312,343
2)	Note Payable to Finance Company	-	3,343
3)	Note Payable to the WVEDA	179,728	192,559
4)	Note Payable to the WVIJDC	177,894	190,974
5)	Note Payable to the WVEDA	756,217	802,916
6)	Note Payable to the WVIJDC	768,259	814,652
7)	Note Payable to the WVJITB	269,437	-
8)	Note Payable to the WVJITB	400,000	-
9)	Note Payable to the WVHTCF	200,000	-
10)	Note Payable to the WVEDA	196,983	-
11)	Capital leases	267,632	271,050
	Total	3,474,647	2,587,837
	Less: current portion	(1,253,280)	(398,383)
	Long-term portion	$2,221,367	$2,189,454

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2012 (September to December)	$568,438
2013	$823,183
2014	$504,915
2015	$287,768
2016	$253,577
2017 & Thereafter	$1,036,766

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.	Common Stock

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

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock. Common Stock issues during 2012 are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (2)
December 31, 2011 Balance	27,061,498	$.0001	Various	$31,226,645	$529,138	$2,706	$31,753,077
Stock options exercised	25,000	.0001	1.50	37,500	-	3	37,497
Stock warrants exercised	25,625	.0001	2.00	51,250	-	3	51,247
Issuance of stock (includes stock warrants)	2,380,000	.0001	2.00	4,760,000	-	238	4,759,762
Issuance of stock (1)	124,871			-	-	12	(12)
September 30, 2012 Balance	29,616,994			$36,075,395	$529,138	$2,962	$36,601,571

(1) Refer to Note 8 for details relating to shares issued as compensation to placement agent.
(2) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

7.	Preferred Stock

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

The types of awards permitted under the Plan include qualified incentive stock options (ISO), non-qualified stock options (NQO), and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	4,046,750	$1.40	4.21
Granted	61,000	$2.00
Exercised	25,000	$1.50
Cancelled or expired	145,000	$1.50
Outstanding at September 30, 2012	3,937,750	$1.40	4.04

Exercisable at December 31, 2011	2,518,854	$1.33	3.79
Exercisable at September 30, 2012	2,967,855	$1.37	3.64

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Stock Options and Stock-based Compensation (continued)

The following table summarizes information about stock options at September 30, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	80,000			80,000
$0.80	320,000			320,000
$1.25	510,000			510,000
$1.50	2,936,000			1,966,105
$2.00	91,750			91,750
$0.50 - $2.00	3,937,750	4.04	$1.40	2,967,855	$1.37

At September 30, 2012, the total aggregate intrinsic value for options currently exercisable was $1,869,552 and options outstanding was $2,354,500. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $2.00 as of September 30, 2012. This intrinsic value represents the value that would have been received by the option holders had option holders exercised all of their options as of that date. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During the nine months ended September 30, 2012, 25,000 shares were exercised, whereas during the nine months ended September 30, 2011, no options were exercised.

The following table summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2011	1,527,896	$0.437
Granted	-	$-
Forfeited	145,000	$0.425
Vested	413,001	$0.459
Nonvested at September 30, 2012	969,895	$0.435

The fair value of non-vested options to be recognized in future periods is $421,461, which is expected to be recognized over a weighted average period of 2 years.

The total fair value of options vested during the nine month period ended September 30, 2012 was $238,484 compared to $252,903 for the nine month period ended September 30, 2011. Stock-based compensation expense is as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Selling, general, and administrative expense	$180,701	$189,677
Research and development expense	57,783	63,226
Total stock-based compensation expense	$238,484	$252,903

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Stock Options and Stock-based Compensation (continued)

The weighted average grant-date fair value of options granted during the nine month period ended September 30, 2012 was $0.568 and for the nine month period ended September 30, 2011 was $0.422 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months Ended
	September 30, 2012	September 30, 2011
Risk-free interest rate	1.04%	1.43%
Volatility factor	24.04%	22.64%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on an average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

In January 2012, the Company issued 499,482 shares of common stock to a placement agent (the “Shares”) in connection with a private placement offering of units consisting of common stock and warrants, which are subject to forfeiture under certain conditions. As of September 30, 2012, an aggregate of 124,871 Shares are no longer subject to forfeiture, and the balance of 374,611 Shares was forfeited.

9.	Stock Warrants

Beginning in 2008, the Company began issuing stock warrants related to common stock issuances. The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase an additional share of common stock for every two shares purchased in connection with the warrant. Prior to the fourth quarter 2011, the exercise price was $2.00 per share. Commencing in the fourth quarter 2011 and continuing through the third quarter 2012, the exercise price is $2.25 per share.

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

As of September 30, 2012, warrants to purchase 13,115,569 shares of common stock were outstanding and exercisable.

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

The Company adopted ASC 740-10 effective January 1, 2007. The adoption of ASC 740-10 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no changes to unrecognized tax benefits during 2011 or the first nine months of 2012. The tax years 2008 through 2011 remain open to review by various taxing authorities.

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

Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforward totals approximately $39,200,000 and $32,700,000 at September 30, 2012 and December 31, 2011, respectively.

11.	Lease Commitments

The Company leases its USA facilities under operating leases beginning a) February 2005 and extended through December 2012 and b) April 2012 through March 2017. Additionally, the Company leases its Europe facility on a three-year lease beginning January 2012 through January 2015. The Company also has three equipment operating leases with terms of three to five years. Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2012 (August to December)	$208,670
2013	$263,686
2014	$257,304
2015	$173,397
2016	$167,628
2017	$41,907

Rent expense totals $113,778 for the three month period ended September 30, 2012 and $300,754 for the nine month period ended September 30, 2012, compared to $76,764 for the three months ended September 30, 2011 and $189,095 for the nine month period ended September 30, 2011.

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of September 30, 2012.

Warranty

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. Generally, the applicable product warranty period is 90 days from the date of delivery of the goods.  The Company provides for estimated warranty costs at the time of the product sale. As of September 30, 2012, management believes that no warranty allowance is necessary due to a limited sales history and that no goods have historically been returned.

Stock Options

The Company has an agreement with one board member for payment of services by stock options. The board member is to receive a stock option for 4,000 shares per month (awarded annually) with an exercise price equal to the current market price. The agreement is cancellable with 90 days notice.

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

AGREEMENT WITH VIRGINIA TECH (VT)

In 2010, the Company entered into an agreement with VT for the exclusive option to license technology in development in the laboratory of Rafael Davalos, PhD., which is intended to enable the separation of specific cell populations, such as cancer cells, in blood and other fluids. It also has an exclusive license to the IRAK-1 compound as a regulator of diseases and disorders in the lab of Liwu Li, PhD. Per the licensing agreements, the Company may be required to pay milestone payments of $12,500 during 2012.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

13.	Commitments and Contingencies (continued)

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER SAS (Mayoly)

In May 2009, the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Mayoly, a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1 million Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the Government of France. As of September 30, 2012 and December 31, 2011, based on estimated expenditures by both companies and the anticipated sharing of expenditures, the Company estimates that it owed approximately $969,000 and $974,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet.

Engineering and Design Services

The Company has approximately $191,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology. These amounts relate to production of instruments. At September 30, 2012, the Company recorded approximately $2,600 in accrued expenses owed to MPR.

14.	Evaluation of Subsequent Events

Common Stock

Subsequent to the balance sheet date, in connection with a private placement offering, the Company sold and issued 0.75 units consisting of an aggregate of 37,500 shares of Common Stock and 18,750 warrants at a per unit purchase price of $100,000. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.25 per share.

In addition, the Company issued an aggregate of 224,753 shares of Common Stock in connection with the exercise of certain options and warrants as follows:

(1)	115,003 shares issued at an exercise price of $1.50 per share
(2)	100,000 shares issued at an exercise price of $1.25 per share
(3)	9,750 shares issued at an exercise price of $2.00 per share

Advances from Stockholders

Subsequent to the balance sheet date, the Company received advances equal to an aggregate of $790,000 from certain current directors and their related parties. No terms of repayment have been specified on the aforementioned advances as of the filing date.

Bank Line of Credit

Subsequent to the balance sheet date, the Company used proceeds from their Common Stock sales noted above to make a principal payment of $275,000 to the Bank Line of Credit.

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

Bioanalytical Services - This unit is organized as a bioanalytics services business, and offers mass spectrometry-based bioanalytical services for the identification of proteins, metabolites, and other biomolecules to pharmaceutical, industrial and academic research laboratories.

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

• Single use products for capturing albumin protein in serum. More than 80% of all protein circulating in our bloodstream is human serum albumin (HSA). Our products allow the capture of intact HSA with >99% recovery, in a simple 20- minute disposable spin tip. The analysis of human serum albumin has been found to be a new source of new biomarkers for disease diagnosis (see discussion below). These products have been tested at Johns Hopkins University School of Medicine, and found to be effective for the recovery of serum albumin.

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

We presently have three fully functional LAESI production units in-house with software packages developed by the Company (LAESI desktop software and ProteaPlot™). Instrument production has started and approximately eight units are in various stages of production. We have shipped a unit to the FOM Institute AMOLF in Amsterdam, the Netherlands in August 2012. A second unit was shipped to Waters Corporation in Manchester, England in October 2012.

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

The Company offers advanced bioanalytical services employing its proprietary LAESI technology platform.

The Company recently opened a dedicated Mass Spectrometry Imaging Center (MSIC) at their facility in Morgantown, WV. This MSIC offers access to the most advanced bimolecular imaging capabilities, including ultra-high resolution mass spectrometry coupled with Protea’s revolutionary LAESI platform.

The Company believes that its advanced protein mass spectrometric methods are an important strategic asset, and will be a key component of its future corporate growth.

Since inception, we have relied primarily on sales of our securities to fund our operations. We have never been profitable and we cannot assure you that we will be profitable in the future. From inception through September 30, 2012, our loss from operations totaled $43,356,088 and our net loss for the nine month period ending September 30, 2012 totaled $7,359,523. We expect to require substantial funds to advance the research and development of our core technologies, to develop new products and services based on our proprietary protein recovery and identification technologies, and to continue clinical trials of our recombinant pharmaceutical compound. We intend to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into additional partnerships, like our partnership with Laboratoires Mayoly Spindler SAS, to assist us with our drug and technology development activities. We do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding.

Results of Operations

Three and Nine Month Periods Ended September 30, 2012 Compared to Three and Nine Month Periods Ended September 30, 2011

For the three month periods ended September 30, 2012 and September 30, 2011, we earned revenue of $165,538 and $215,379, respectively. This represents a decrease of $49,841 or 23% from the prior period. Excluding grant revenue of $104,687 earned in 2011, revenues increased 50% over the prior period as a result of growth in our Bioanalytical Services area. For the nine month periods ended September 30, 2012 and September 30, 2011, we earned revenue of $568,994 and $541,474, respectively. This represents an increase of $27,520, or approximately 5%. Excluding grant revenue earned in 2011, revenues increased 30% over the prior period.

For the three month periods ended September 30, 2012 and September 30, 2011, selling, general and administrative expenses totaled $1,111,652 and $1,457,330, respectively. This represents a decrease of $345,678, or 24% over the prior period. For the nine month periods ended September 30, 2012 and September 30, 2011, selling, general and administrative expenses totaled $3,825,172 and $4,023,947, respectively. This represents a decrease of $198,775 or approximately 5% resulting mostly from a decrease in legal and consulting expenses.

For the three month periods ended September 30, 2012 and September 30, 2011, research and development expense totaled $1,118,768 and $1,195,618, respectively. This represents a decrease of $76,850, or 6%, resulting from a reduction in LAESI development expenses offset by higher personnel costs. For the nine month periods ended September 30, 2012 and September 30, 2011, research and development expense totaled $4,103,345 and $4,349,896, respectively. This represents a decrease of $246,551 or approximately 6% from the prior period resulting from a reduction in LAESI development and Lipase trial expenses offset by higher personnel costs.

For the three month periods ended September 30, 2012 and September 30, 2011, our loss from operations was $2,064,882 and $2,437,569, respectively. This represents a decrease of $372,687, or approximately 15%. For the nine month periods ended September 30, 2012 and September 30, 2011, our loss from operations was $7,359,523 and $7,832,369, respectively. This is a decrease of $472,846, or approximately 6%.

For the three month periods ended September 30, 2012 and September 30, 2011, other expense was $166,093 and $413,513, respectively. This represents a decrease of $247,420, or approximately 60% as a result of the conversion of $8,455,000 of convertible debentures in September of 2011. For the nine month periods ended September 30, 2012 and September 30, 2011, other expense was $398,581 and $651,476, respectively. This is a decrease of $252,895, or approximately 39%. This decrease reflects the conversion of convertible debentures during the prior year as noted above.

After foreign currency translation adjustments of $2,136 and $12,350, respectively, we had a total comprehensive loss of $2,228,839 and $2,838,732 for the three month periods ended September 30, 2012 and September 30, 2011. After foreign currency translation adjustments of $(19,944) and $(24,191), respectively, we had a total comprehensive loss of $7,778,048 and $8,508,036 for the nine month periods ended September 30, 2012 and September 30, 2011.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. Prior to the Merger, we had $8,455,000 in principal amount of 6% Series A Convertible Debentures outstanding. Immediately prior to the closing of the Merger, the debentures were automatically converted into shares of common stock of the Company pursuant to their terms. We have a credit facility of $3,000,000 with United Bank, Inc. with a balance of $3,000,000 outstanding as of September 30, 2012. Interest is payable monthly and the loan is due on demand. In 2009 and 2010, we borrowed a total of $2,285,261 for the purchase of equipment from the West Virginia Economic Development Authority (WVEDA) and the West Virginia Water Development Authority. These loans have 10 year terms and interest rates ranging from 3.25% to 4%. In 2012, we borrowed a total of $400,000 for the purchase of equipment from the WVEDA and the West Virginia High Technology Consortium Foundation (WVHTC Foundation). The WVEDA loan has a 10 year term and an interest rate of 2%. The WVHTC Foundation loan has a 30-month term and an interest rate of 8%. In 2011 and 2012, we borrowed $2,108,216 from various board members and spouses. The notes have various terms and accrue simple interest at a rate of 10% per annum.

We will continue to require substantial funds to advance the research and development of our core technologies, to develop new products and services based upon our proprietary protein recovery and identification technologies and to continue clinical trials of our recombinant pharmaceutical compound. We intend to meet our operating cash flow requirements by raising additional funds from the sale of equity or issuance of debt and, possibly, pursuing partnerships to advance our drug and technology development activities.  We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding.

As of September 30, 2012, we had total current assets equal to $1,111,409, comprised of $56,345 in cash and cash equivalents, $102,124 in trade accounts receivable and other receivables, $830,319 in inventory and $122,621 in prepaid expenses. This compares with total current assets at December 31, 2011 equal to $1,312,222 comprised of $505,277 in cash and cash equivalents, $49,979 in restricted cash, $392,205 in trade accounts receivable and other receivables, $223,336 in inventory and $141,425 in prepaid expenses.  The Company's total current liabilities as of September 30, 2012 were equal to $9,467,194, comprised of $1,253,280 in current maturities on long term debt, $2,612,792 in trade accounts payable, $3,000,000 in connection with the United Bank, Inc. line of credit, $2,108,216 in loans payable to shareholders and $492,906 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2011 were equal to $6,963,401, comprised of $398,383 in current maturities on long term debt, $2,504,094 in trade accounts payable, $3,000,000 in connection with United Bank, Inc. line of credit, $750,000 in loans payable to shareholders and $310,924 in other payables and accrued expenses.

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2012 decreased $474,934, or 7% from $7,163,082 for the nine month period ended September 30, 2011 to $6,688,148. Net cash used in operating activities during the nine month period ended September 30, 2012 was primarily the result of a net loss of $7,758,104. Net loss was adjusted for non-cash items such as depreciation and amortization of $749,155, non-cash compensation of $238,484, accretion of convertible debenture discount of $47,686 and loss on disposal of fixed assets of $25,103. We also had a decrease in trade accounts receivable of $15,315, in prepaids of $18,804 and other receivables of $291,711. We also had an increase in inventory of $606,983, in trade accounts payable of $108,698 and in other payables and accrued expenses of $181,983.

Our working capital deficit at September 30, 2012 was $8,355,785 as compared to a working capital deficit of $5,651,179 at December 31, 2011.  The increase in working capital deficit was $2,704,606 from December 31, 2011 to September 30, 2012.

Investing Activities

Net cash used in investing activities during the nine month period ended September 30, 2012 was $340,645, which was primarily used for equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the nine month period ended September 30, 2011 was $636,706 and was also used for equipment purchases.

Financing Activities

Cash provided by financing activities during the nine month period ended September 30, 2012 was $6,599,805, which was the result of net proceeds of $4,406,851 from the sale of our common stock and proceeds of $2,448,216 from the issuance of short- and long-term debt. This was offset by $255,262 used in the repayment of long-term debt. Cash provided by financing activities during the nine month period ended September 30, 2011 was $8,070,271, which was the result of the net proceeds of $1,710,500 from the sale of our common stock and proceeds of $6,655,000 from the issuance of long-term debt. This was offset by $295,229 used in the repayment of long-term debt.

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

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized upon shipment of the product, which is typically when title passes. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of September 30, 2012 and 2011, we had no deferred revenue that related to future periods.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is $4,103,345 and $4,349,896, respectively, for the nine month periods ended September 30, 2012 and September 30, 2011.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 17,072,000 and 15,133,000 for the nine month period ended September 30, 2012 and year ended December 31, 2011, respectively.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Warrants

On July 3, 2012, the Company issued units consisting of an aggregate of 175,000 shares of common stock and warrants to purchase 87,500 shares of common stock to accredited investors at a per unit purchase price equal to $100,000 for an aggregate purchase price equal to $350,000. The warrants are exercisable at an exercise price of $2.25 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof.

On July 27, 2012, the Company issued units consisting of an aggregate of 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock to accredited investors at a per unit purchase price equal to $100,000 for an aggregate purchase price equal to $200,000. The warrants are exercisable at an exercise price of $2.25 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof.

On August 13, 2012, the Company issued units consisting of an aggregate of 12,500 shares of common stock and warrants to purchase 6,250 shares of common stock to accredited investors at a per unit purchase price equal to $100,000 for an aggregate purchase price equal to $25,000. The warrants are exercisable at an exercise price of $2.25 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof.

On August 31, 2012, the Company issued units consisting of an aggregate of 62,500 shares of common stock and warrants to purchase 31,250 shares of common stock to accredited investors at a per unit purchase price equal to $100,000 for an aggregate purchase price equal to $125,000. The warrants are exercisable at an exercise price of $2.25 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof.

All of the units, and securities underlying the units issued on July 3, 2012, July 27, 2012, August 13, 2012 and August 31, 2012 described above were issued to accredited investors in accordance with the exemption from registration provided by Section 4(2) of the Securities action in that the securities were offered and sold to accredited investors and the Company did not engage in any general advertisement or general solicitation in connection with the offering of the units.

On August 22, 2012, in connection with the terms of a private placement offering (the “Offering”) of up to $6,000,000 of units (the “Units”), each Unit consisting of 50,000 shares of common stock and warrants to purchase 25,000 shares of Common Stock (the “Warrants”), the Company issued an aggregate of 75,000 shares of Common Stock and Warrants to purchase an aggregate of 37,500 shares of Common Stock at a per Unit purchase price of $100,000 for aggregate gross proceeds equal to $150,000. The Warrants are exercisable at an exercise price of $2.25 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof.

On August 31, 2012, in connection with a closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 150,000 shares of Common Stock and Warrants to purchase 75,000 shares of Common Stock for aggregate gross proceeds of $300,000.

On September 13, 2012, in connection with a closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 50,000 shares of Common Stock and Warrants to purchase 25,000 shares of Common Stock for aggregate gross proceeds of $100,000.

On September 14, 2012, in connection with a closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 75,000 shares of Common Stock and Warrants to purchase 37,500 shares of Common Stock for aggregate gross proceeds of $150,000.

On September 21, 2012, in connection with a closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 50,000 shares of Common Stock and Warrants to purchase 25,000 shares of Common Stock for aggregate gross proceeds of $100,000.

On September 28, 2012, in connection with a closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 15,000 shares of Common Stock and Warrants to purchase 7,500 shares of Common Stock for aggregate gross proceeds of $30,000.

On October 9, 2012, in connection with a closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 25,000 shares of Common Stock and Warrants to purchase 12,500 shares of Common Stock for aggregate gross proceeds of $50,000.

On October 17, 2012, in connection with a closing of the Offering the Company issued Units to accredited investors consisting of an aggregate of 12,500 shares of Common Stock and Warrants to purchase 6,250 shares of Common Stock for aggregate gross proceeds of $25,000.

 All of the Units, and securities underlying the Units issued in the Offering were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act. The Company did not engage in any general advertisement or general solicitation in connection with the offering of the Units. Through the date of this filing the placement agent in the Offering has received total cash compensation equal to $56,400.

Promissory Notes

On September 25, 2012 (the "Issue Date"), the Company issued convertible promissory notes (the "Notes") in an aggregate principal amount equal to $593,216 (the "Principal Amount") to Stanley Hostler, Scott Segal, Leonard Harris, Ed Roberson, each a director of the Company, Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, Steven Turner, the Chief Executive Officer and a director of the Company, and his wife Nancy Turner and Virginia Child, the wife of Stanley Hostler (each a "Holder" and collectively, the "Holders") in consideration for certain advances to the Company equal to the Principal Amount. The Notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) the date that is 60 days from the Issue Date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default.

The occurrence of any one of the following events will be deemed an event of default: (i) the failure of the Company to pay the principal balance or accrued interest on the Note when due; (ii) the consent or institution by or against the Company of bankruptcy or insolvency proceedings or the filing, or consent by the Company for the filing of a petition or answer or consent seeking reorganization or release under the federal Bankruptcy Act, or any other applicable federal or state law, or the appointment of a receiver, liquidator, assignee, trustee or other similar official of the Company, or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the taking of corporate action by the Company in furtherance of any such action; or (iii) if the commencement of an action against the Company seeking any bankruptcy, insolvency, reorganization, liquidation, dissolution or similar relief has not been resolved in favor of the Company or the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, shall not have been vacated within 60 days.

At the option of the Holder, each $2.00 of outstanding principal and accrued unpaid interest is convertible into one share of common stock of the Company, at any time after the Issue Date.

Item 3.  Defaults Upon Senior Securities.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2012, we are in default under a certain secured note payable to the West Virginia Development Office in the total amount of approximately $259,000. The arrearage as of such date was $258,497, plus interest. The repayment terms were modified, whereby the West Virginia Development Office approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2012, we are in default under three secured notes payable to the West Virginia Economic Development Authority in the total amount of approximately $1,136,000. The arrearage as of such date was $1,132,928, plus interest. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2012, we are in default under two secured notes payable to the West Virginia Infrastructure and Jobs Development Council in the total amount of approximately $949,000. The arrearage as of such date was $946,153, plus interest. The repayment terms were modified, whereby the West Virginia Infrastructure and Jobs Development Council approved a three month deferral of principal and interest. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2012, we are in default under two convertible promissory notes payable to the West Virginia Jobs Investment Trust Board in the total amount of approximately $674,000. The arrearage as of such date was $669,437, plus interest. The repayment terms were modified, whereby the West Virginia Jobs Investment Trust Board approved an extension of the company’s interest payments until November 30, 2012. Therefore, the default has not triggered an acceleration of the entire balance plus accumulated interest.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Extension of Maturity Date of Convertible Promissory Notes Dated December 20, 2011

On December 20, 2011 (the "December Issue Date"), the Company issued certain convertible promissory notes (the "December Notes") to Stanley Hostler, a director of the Company, and Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company (collectively, the "December Note Holders"), in an aggregate principal amount equal to $750,000 (the "December Principal Amount"). The Notes accrue simple interest at a rate of 10% per annum and were due and payable on the earlier to occur of (i) the date that is 180 days from the December Issue Date, or (ii) when declared due and payable by the December Note Holder upon the occurrence of an event of default (the "Maturity Date"). At the option of the December Note Holders, each $2.00 of outstanding December Principal Amount and accrued unpaid interest is convertible into one share of common stock of the Company. On June 15, 2012, pursuant to an addendum to the December Notes (the "December Note Addendum No. 1"), the Holders agreed to extend the Maturity Date of the December Notes by 90 days from June 17, 2012 to September 15, 2012, followed by a second addendum dated September 25, 2012 (the "December Note Addendum No. 2"), pursuant to which the Maturity Date was extended an additional 90 days to December 14, 2012.

The above descriptions of the December Notes and the December Note Addendum No. 2 are qualified in their entirety by the terms of the form of December Notes filed as Exhibit 10.1 to the Company's Form 8-K filed on December 28, 2011 and the December Note Addendum No. 1 filed as Exhibit 10.1 and 10.2 to the Company's Form 8-K filed on July 16, 2012. The description above of the December Note Addendum No. 2 is qualified in its entirety by the terms and conditions of the December Note Addendum No. 2 for each of the Stanley Hostler and Summit Resources, Inc. attached hereto as Exhibits 10.2 and 10.3.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
10.1	Form of Convertible Promissory Notes, dated as of September 25, 2012, issued to directors and certain related parties (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 4, 2012).
10.2	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 4, 2012).
10.3	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on October 4, 2012).
10.4	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on November 7, 2012).
10.5	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Scott S. Segal with respect to the April Note by and between the Company and Scott S. Segal (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on November 7, 2012).
10.6	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Stanley M. Hostler with respect to the April Note by and between the Company and Stanley M. Hostler (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on November 7, 2012).
10.7	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Virginia E. Child with respect to the April Note by and between the Company and Virginia E. Child (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on November 7, 2012).
10.8	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed on November 7, 2012).
10.9	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Leonard P. Harris with respect to the April Note by and between the Company and Leonard P. Harris (incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed on November 7, 2012).
10.10	Letter Agreement, dated as of October 31, 2012, executed by the Company and WVJITB (incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed on November 7, 2012).
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: November 13, 2012	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer

