Form 10-K
period 2012-12-31
Protea Biosciences Group, Inc.
filed 2013-03-27
CIK 1335103

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2012

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from

Commission file number 000-51474

PROTEA BIOSCIENCES GROUP, INC.
(Name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2903252 (I.R.S. Employer Identification No.)
955 Hartman Run Road, Morgantown, West Virginia (Address of principal executive offices)	26507 (Zip Code)

Issuer’s telephone number (304) 292-2226

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange

Not applicable	Not applicable

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $29,034,276.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 27, 2013, the number of shares of the registrant’s classes of common stock outstanding was 36,623,147.

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

i

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

☐	all the risks inherent in the establishment of any new or early stage company, particularly one in proteomics, biotechnology or other research and development-intensive business;
☐	the Company’s absence of significant sales or sales revenues and its limited history of operations including limited manufacturing and sales operations to date, which make it difficult to predict future performance;
☐	operations that have required and will continue to require significant financial resources and working capital, without offsetting revenues from sales of products and services;
☐	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s attempt to commercialize and sell its present and hoped-for future products and services specifically for use in protein research;
☐	significant competition in the field of proteomics specifically and in biotechnology generally, including from companies that are larger, have greater financial resources, have larger research and development budgets and programs, are more established and have greater market acceptance in the relevant markets;

☐	the high rate of technological change or advancement in the field of protein research and biotechnology, and the related risks that innovation by a competitor may render the Company’s products obsolete or less desirable and that obsolescence of a product or service might occur before the product or service can gain market acceptance, significant levels of sales and revenues, or profitability;
☐	the risk that the Company will have difficulties executing its intended business plan;

☐	the risk that the Company’s research and development efforts will not succeed, or will not succeed in sufficient time, to allow commercialization and sales at levels sufficient to generate revenues in excess of expenses;
☐	the need to raise additional capital and/or obtain other additional funding;

☐	risks and uncertainties related to intellectual property rights, including the potential for expensive litigation concerning intellectual property issues;
☐	risks associated with the fluctuation and seasonality of potential sales from one quarter compared to other quarters, making it difficult to achieve profitability and to forecast future revenues accurately as to either the timing or amount of revenues;

☐	potential barriers, risks, uncertainties and obstacles to the Company’s plans to manufacture its own products;
☐	potential barriers, risks, uncertainties and obstacles to the Company’s ability to develop, introduce, and gain market acceptance for its products and services for protein research, for example because of perceived issues relating to quality and safety, customers’ reluctance to invest in new technologies and/or widespread acceptance of other technologies;
☐	potential problems and difficulties managing growth, including potential challenges in implementing appropriate operational and financial systems, developing and then expanding and scaling up production, attracting and/or retaining good to excellent employees in all phases of anticipated future operations, expanding sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards;
☐	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates: and

☐	other risks over which we have no control.

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

ii

PART I

Item 1. Business

History

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) was incorporated under the name SRKP 5, Inc. in the State of Delaware on May 24, 2005 and was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On September 2, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Protea Biosciences, Inc., a Delaware corporation (“Protea Bio”) and SRKP 5 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“MergerCo”). Pursuant to the Merger Agreement, MergerCo merged with and into Protea Bio (the “Merger”). To effectuate the Merger and subject to the right of the Protea Bio stockholders to dissent, each share of Protea Bio common stock was automatically converted into one share of our common stock, all shares of Protea Bio common stock in treasury were canceled and we assumed all of Protea Bio’s rights and obligations for outstanding convertible securities and warrants. Following the Merger, we changed our name to Protea Biosciences Group, Inc.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years following our initial public offering, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Overview of Our Business

Protea operates in the field of bioanalytics. Bioanalytics is the identification and characterization of proteins, metabolites and other biomolecules, which are the products of all living cells and life forms. The Company is applying its technology to the development of a new generation of products and services that enable more rapid and comprehensive analysis of living cells and biofluids, thereby providing data that helps to define normal and disease processes. We believe that our proprietary technology is useful to support medical research and pharmaceutical development. Protea’s technologies enable the discovery and analysis of the proteins, metabolites and other biomolecules that regulate the biological functions of the human body and all other forms of life. Management believes this is a critical area of research, as pharmaceutical research is in need of more comprehensive biomolecular datasets that can be made available rapidly, in order to improve and accelerate the development of new therapeutics and diagnostic tests.

Our Business Strategy and Products

The Company applies its core technologies and expertise to the development of products, instruments and services that seek to improve the discovery and identification of proteins, metabolites and other biomolecules. Our products and services are purchased and used primarily by pharmaceutical and academic/clinical research laboratories, including analytical chemists, translational researchers, oncologists, pathologists and cell biologists.

Our commercial offering is organized as follows:

LAESI DP1000 Instrument platform, software and consumables

In 2011, Protea completed the development of a novel bioanalytical instrument platform known as “LAESI” (laser ablation electrospray ionization). This technology enables the direct identification of proteins, lipids and metabolites in tissue, cells and biofluids, such as serum and urine, without any sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug. The Company believes that LAESI technology has the potential to revolutionize bioanalytics in pharmaceutical research, as well as many other fields, including agriculture, pathology, biomarker discovery, biodefense and forensics.

LAESI is intended to meet the broad need of the biologist for the direct, unbiased identification and characterization of biomolecules in biological samples, which can remain untouched prior to their analysis. By virtue of LAESI’s improved speed and the comprehensive datasets it generates, the Company is pursuing its vision of what it believes will be a new era of human bioanalytics, where the molecular pathways of human disease will be more clearly elucidated, and datasets more rapidly available, thereby accelerating pharmaceutical and life science research.

The Company offers the LAESI DP-1000 instrument as well as software packages developed by the Company (LAESI desktop software and ProteaPlot™). Our software facilitates operating the instrument, and the storage and display of datasets, in a user friendly, intuitive software environment. The LAESI and ProteaPlot software include LAESI datamining and analytic tools to search for new, disease-specific biomarkers, and to elucidate disease-specific biomolecular pathways. In addition, the Company provides an expanding line of LAESI consumables.

Instrument production has started. We have produced two units and six additional units are being produced. Of the two units, the first was shipped in March 2013 to a customer in The Netherlands. In addition, we have an existing order from a customer for a second unit that we intend to ship before the end of the first quarter 2013.

Bioanalytical Consumable Products

This product group encompasses consumable products used in bioanalytical mass spectrometry, including a family of proprietary reagents, known as surfactants™, that can rapidly remove proteins out of biological samples and into liquid phase, preparing them for analysis by mass spectrometry; single use products, including pipette tips and 96 well plates, that employ a novel chemistry technique, known as monolith chemistry, which enables recovery of proteins from solutions, as well as removal of salts, thereby improving the quality of analysis of the proteins by mass spectrometry; and, an extensive line of protein mass spectrometry standards, which provide defined and characterized proteins representing different protein structures and classes in order to improve the reproducibility of a researcher’s bioanalytical mass spectrometry results.

LAESI Services & Bioinformatics

Protea offers proprietary LAESI bioanalytical services for the rapid identification of both small molecules (e.g. lipids and metabolites) and large molecules (e.g. proteins). The services unit is operated under GLP (Good Laboratory Practices), which are necessary for regulatory submissions and to meet the internal research and development standards of pharmaceutical research clients.

We focus on the unique capability of LAESI technology to image and display the presence of specific biomolecules in cell and tissue samples. We believe that this field, called LAESI mass spectrometry imaging (“LAESI-MSI”), will become a major analytical method for biological investigation of tissues and living cell populations, such as cell cultures and colonies. LAESI-MSI provides new information based on molecule-specific images, without the need for labeling, staining or complex sample preparation protocols. Datasets are automatically generated, and are available in minutes, depending on the complexity of the analysis.

In LAESI-MSI, the chemical identity of biomarkers or other biomolecules present, for example in a tissue, is investigated as a function of spatial distribution. This paradigm allows accurate distribution profiling of chemical species that may help to understand pathologies or metabolic processes present in the specimen. LAESI-MSI has the potential to revolutionize biological investigation using objective chemical data by presenting the distribution of specific molecular structure in situ.

LAESI-MSI eliminates the need for sample preparation and allows the researcher to study the biochemical landscape of a sample as it exists in nature. LAESI-MSI services are available for 2D and 3D tissue biomolecular distribution profiling, high throughput biofluid analysis, biodynamic live cell colony monitoring, and biomaterial characterization.

We are applying LAESI-MSI to create cell-based biomolecular databases that will be specific to disease states and allow the analysis and integration of LAESI biomolecular datasets with the sample-related pathology, gene expression and demographic datasets. We are developing “high resolution” LAESI technology that will enable the analysis of single cells. We believe LAESI-MSI can generate important advances in bioinformatics to help provide time-based, biodynamic datasets for improved disease state assessment and management.

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

The two largest global bioanalytics market segments, the primary ones to which LAESI products and services are directed, are preclinical drug research, a market segment valued at an estimated $20 billion, and biomarker discovery, a market segment valued at an estimated at $13 billion ( SDI 12 Global Analytical Report October 2012 ).

Preclinical pharmaceutical research refers to the discovery and testing of new candidate therapeutics prior to their use in human clinical trials. For each 5,000-10,000 preclinical drug candidates, only five enter human clinical trials. Thus, there is a great need to obtain better datasets faster to identify the most promising candidates.

“Biomarkers” are specific biomolecules that have been found to be associated with specific disease states. Biomarker discovery is useful for the development of new prognostic and diagnostic tests, as well as in the emerging field of personalized medicine, where biomarkers can identify those patients who will respond well to specific therapies. The human disease biomarker sector seeks to identify and validate biomolecules that are associated with the onset and progression of a specific disease, and thus can become new diagnostics, or biomarkers, to be used to better identify patient subgroups for more precise selection of their optimal treatment, as well as to guide new pharmaceutical development for specific patient subgroups. The largest area of biomarker research is oncology. The U.S. cancer biomarker testing market is expected to grow from $7.86 billion in 2011 to $11.46 billion by 2017. The molecular-based cancer biomarker testing segment, including single-mutation companion diagnostics, multiplexed array, and other genomic analysis, were only 4% of total market revenues in 2011, but this will likely reach 9.4% by 2017 from 22.9% annual growth (Frost & Sullivan Analysis of the U.S. Cancer Biomarker Testing Market, June 2012).

The growth of the bioanalytics market sector can be attributed in large part to the following factors:

•	With the completion of the mapping of the human genome, attention is now focused on the products of our genes, called “proteins”, the building blocks for all cellular functions, and the actual agents of biological activity, as a more promising source of new therapeutic targets. The Human Genome Project revealed that there are fewer protein-coding genes in the human genome compared to proteins in the human proteome (25,000 genes vs. over 2,000,000 protein variants expressed by the genes), a fact that has led to increased focus by researchers on protein discovery.

•	The analysis and characterization of specific proteins is becoming increasingly important to the development and production processes of therapeutic proteins. Proteins that are produced by recombinant DNA technology are called “biopharmaceuticals”. Precise data on a protein’s structure and biological status at specific stages of a disease is needed. Accomplishing this requires the ability to directly identify specific chemical changes in the protein of interest’s structure. This trend is largely driven by increasing regulatory requirements for therapeutic proteins (biopharmaceuticals) to be fully-characterized, as has been the case with traditional (small molecule) drugs. This means that a biopharmaceutical’s protein structure needs to be fully-analyzed, including “post translational modifications” (PTM’s – changes to the protein that occur after gene expression, to fit the protein’s biological activity, such as protein phosphorylation).

•	In addition to proteomics, there is increasing interest in the discovery and identification of other classes of biomolecules that are produced by living cells, including metabolomics (the study of the small molecules which are the products of chemical reactions in cells) and also lipidomics (a subset of metabolites, lipids are produced for the purpose of energy transfer and storage within cells). Both of these classes of biomolecules are becoming important areas of research for the discovery of disease specific biomarkers and for normal and diseased cell profiling.

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

Benefits of the LAESI technology include the following:

•	Very rapid time to results - the time between sample acquisition and analysis can often be measured in seconds. This provides the capacity to analyze thousands of samples in a single work period.

•	Samples can be solid, liquid, amorphous or combinations of these formats, including tissues, cells, and biofluids (blood, urine, CSF et. al.). LAESI enables the first direct mass spectrometric analysis of living cells and cell colonies.

•	LAESI enables spatial analysis with 2D and 3D imaging capabilities. The identification of biomolecules can be displayed localized in visual images of the tissue or cells, allowing the researcher to actually see the location of specific biomolecules in cells.

•	No sample preparation is required. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry.

•	Small sample consumption of LAESI analysis means that the source sample is still available for additional investigation.

•	LAESI is compatible with a broad range of biomolecules, from small metabolites to large proteins.

•	LAESI can identify cell metabolites that serve as markers to identify virally-infected cells, in minutes, as shown in the Company’s own laboratory analysis.

LAESI represents a minimally invasive/minimally destructive approach to chemical analysis, which means that living cells or tissues can be monitored not only in three dimensions, but also over time. This is important for pharmaceutical development, where changes in cell metabolism need to be analyzed to assess drug efficacy or toxicity.

In June 2011, the first LAESI patent (US 7,964,843), which expires on January 1, 2029, was issued for “3D Molecular Imaging by Infrared Laser Ablation Electrospray Ionization Mass Spectrometry.” A continuation (CON) patent (US 8,299,429) was issued in 2012 to extend the intellectual property around this foundational patent. A second CON patent has been allowed and is awaiting issuance by the USPTO. Additionally, the USPTO granted allowance for the second LAESI patent (US 8,067,730) in 2011 for “Laser Ablation Electrospray Ionization (LAESI) for Atmospheric Pressure, In Vivo, and Imaging Mass Spectrometry.”

Patents and Intellectual Property

The Company is building a strong intellectual property position and currently owns four patents (with additional pending applications) and has an exclusive license to five additional patents and pending applications owned by George Washington University (GWU). The subjects of the patent applications include the following:

•	Laser Ablation Electrospray Ionization (LAESI) for high throughput and imaging mass spectrometry, 2D and 3D biomolecular imaging;
•	Novel acid-cleavable chemical surfactants;
•	Protein microscope.

Agreement with George Washington University (GWU)

In December 2008, the Company entered into an Exclusive License Agreement, as amended on February 22, 2010 (the “GWU Effective Date”), and from time to time thereafter (“GWU Agreement”) with George Washington University (Washington D.C.) for technology developed in the laboratory of Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is LAESI. Under the terms of the license agreement, the Company has the exclusive, worldwide, rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and license fees equal to $12,500 (which fees were paid as of August 18, 2008), annual royalties equal to 5% of the net sales of products and processes sold by the Company, or an affiliate that utilize the GWU subject technology, after taking into account the annual minimum royalty fees described below, and 50% of payments received by the Company in connection with any sublicense of the technology under the GWU Agreement. On the first anniversary of either the date on which the Company first sells a product or service utilizing the technology underlying the GWU Agreement or the date on which the Company enters into its first sublicense agreement, whichever occurs first (the “First Sale Date”), the Company is required to pay GWU a non-refundable minimum royalty payment equal to $5,000. GWU is entitled to the following non-refundable minimum royalty payments on each subsequent anniversary of the First Sale Date: 2nd Anniversary: $10,000; 3rd Anniversary: $15,000; 4th Anniversary and continuing annually through the expiration or termination of the GWU Agreement: $20,000.

The GWU Agreement expires upon the later of 20 years from the GWU Effective Date or the end of the term of the last underlying patent to expire. Currently, the LAESI patent (US 7,964,843) is the underlying patent and will expire on January 1, 2029. GWU may terminate the exclusivity of the license granted under the GWU Agreement or convert the license to a non-exclusive license in any national political jurisdiction if the Company, within 90 calendar days after receiving written notice from GWU of intended termination of exclusivity, fails to provide written evidence satisfactory to GWU that the Company or any of its sublicensees has commercialized or is actively attempting to commercialize a licensed product in such jurisdiction. Any time after 3 years from the GWU Effective Date, GWU may terminate the GWU Agreement in any national political jurisdiction if the Company, within 90 calendar days after receiving written notice from GWU of intended termination, fails to provide written evidence satisfactory to GWU that the Company or any of its sublicensees has commercialized or is actively attempting to commercialize a licensed invention in such jurisdiction. In addition, the GWU Agreement will terminate (a) automatically if the Company becomes bankrupt or insolvent and/or if the business of the Company is placed in the hands of a receiver, assignee, or trustee, whether by voluntary act of the Company or otherwise; or (b) upon 60 calendar days written notice from GWU if the Company breaches or defaults on its obligation to make payments or reports, unless before the end of the 60 day period the Company has cured the default or breach and so notifies GWU; or (c) upon 90 calendar days written notice if the Company breaches or defaults on any other obligation under the GWU Agreement, unless before the end of the 90 day period, the Company has, in GWU’s sole discretion, cured the default or breach and so notifies GWU; or (d) at any time by mutual written agreement between the Company and GWU, upon 180 calendar days written notice to all parties.

In November 2012, the Company entered into a Patent License Agreement with George Washington University (Washington D.C) for technology developed in the laboratory of Akos Vertes Ph.D. The technology field is Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (Matrix) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays.

Under the terms of the license agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company is obligated to pay a license initiation fee of $25,000 and a minimum license diligence resources of $12,500 in year two and $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,000 for the next four quarters and $6,000 for each succeeding quarter.

Agreement with West Virginia University (WVU)

In September 2001, the Company entered into an Exclusive Option Agreement pursuant to which Protea was granted an exclusive option by West Virginia University Research Corporation, a nonprofit West Virginia corporation (“WVURC”) to license technology from the laboratories of certain West Virginia University (“WVU”) principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide. On December 21, 2005 (the “WVU Effective Date”), the Company entered into an Exclusive License Agreement (the “WVU Agreement”) with WVURC, acting for and on behalf of WVU. Under the terms of the WVU Agreement, the Company is required to pay (i) a license fee equal to $25,000 due within 90 days of the date on which the first notice of allowance is issued by the United States Patent and Trademark Office or a similar foreign country with respect to the technology underlying the WVU Agreement; (ii) annual royalties equal to 4% of the gross sales of products and services that utilize the WVU subject technology which are payable semi-annually within 30 days of June 30 and December 31 of each calendar year covering gross sales received during the preceding year; and (iii) expenses for the preparation, filing and prosecution of related patent applications. In the event the Company is required to license any intellectual property from third parties in order to practice or commercialize the technology underlying the WVU Agreement, the royalty payments will be reduced by the lesser of (a) 50% or (b) the royalty and licensing fees actually incurred by the Company to license the intellectual property rights from such third party. If such a reduction is applicable, WVURC is entitled to earned royalties of at least 2% on gross sales of products and services that utilize the WVU subject technology. For any sublicense granted to sub-licensees, WVURC is entitled to 10% of any license fee and other payments or fees received from the sublicensee, which is due and payable within ten days of receipt by the Company from the sublicensee. At present, the Company sponsors collaborative research in the WVU School of Medicine Department of Pathology and the Mary Babb Randolph Cancer Center (MBRCC).

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

Agreement with Johns Hopkins University (JHU)

On June 9, 2009 (the “JHU Effective Date”), the Company entered into an Exclusive License Agreement with Johns Hopkins University (the “JHU Agreement”) for technology developed in the laboratory of Jennifer Van Eyk, Ph.D., Professor of Medicine, Division of Cardiology, Biological Chemistry and Biomedical Engineering. The technology field is albumin-bound protein complexes and their use in the diagnosis of cardiovascular disease. Under the terms of the JHU Agreement, the Company has the exclusive worldwide rights to commercialize this technology. The Company is obligated to reimburse JHU for all expenses for the preparation, filing and prosecution of related patent applications. In addition, JHU is entitled to (i) a license fee of $75,000, which was paid on June 23, 2009, (ii) minimum annual royalties as follows: $5,000 for the first year; $10,000 for the second year; $20,000 for the third year; $30,000 for the fourth year; $40,000 for the fifth year; $50,000 for the sixth year and every year thereafter; (iii) quarterly royalties equal to 8% of the net sales and net service revenues for each licensed product or service and (iv) 50% of any payments received by the Company for sublicenses under the JHU Agreement. In addition, JHU is entitled to aggregate potential milestone payments of $325,000 as follows:

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

The JHU Agreement will expire on the expiration date of the last underlying patent to expire in any specific country or if no patents have been issued with respect to the technology licensed under the JHU Agreement, then for a term of 20 years from the JHU Effective Date. As of the date of this Memorandum, no patent has been issued on the licensed technology. The JHU Agreement may also be terminated by either party, in the event that the other party (a) files or has filed against it a petition under the Bankruptcy Act, makes an assignment for the benefit of creditors, has a receiver approved for it or a substantial part of its assets, or otherwise takes advantage of any statute or law designed for relief of debtors or (b) fails to perform or otherwise breaches any of its obligation under the JHU Agreement, if, following the giving of notice by the terminating party of its intent to terminate and stating the grounds therefore, the party receiving such notice shall not have cured the failure or breach within 60 days. The Company may terminate the JHU Agreement for any reason upon giving JHU 90 days written notice.

Pharmaceutical Development Partnership Agreement with Laboratoires Mayoly Spindler

In May 2009, the Company, and its wholly-owned subsidiary ProteaBio Europe SAS, entered into a Joint Research and Development Agreement (the “Mayoly Agreement”) with Laboratoires Mayoly Spindler SAS (“Mayoly”), a pharmaceutical company with headquarters in Chatou, France, for the joint development of a recombinant lipase biopharmaceutical, MS1819. The Mayoly Agreement was subsequently amended and restated on March 22, 2010.

In December 2010, the Company and Mayoly successfully completed a first-in-man, Phase I/IIA clinical trial for the MS1819 recombinant lipase. The study was a randomized, double blind, placebo controlled, clinical trial with 12 patients who had been diagnosed with EPI resulting from chronic pancreatitis.

Each of the parties are responsible for using their best efforts to complete the Development Program which shall include, but not be limited to devoting sufficient, qualified personnel and resources. The Company is responsible for 40% of all required financing for the completion of the project. Under the terms of the Mayoly Agreement, the Company received the exclusive right to market, sell and distribute any human pharmaceutical medicine developed from lipase produced by the transformed yarrowia lipolytica strain (the “Product”) in the United States and Canada (the “Protea Assigned Territory”). The Mayoly Agreement will continue in effect on a country-by-country and product-by-product basis until there is no remaining obligation for such product in such country.

Research and Development

During the 2012 and 2011 fiscal years, the Company spent $4,595,830 and $6,242,855, respectively, on research and development activities. Research and development expenses decreased as a result of a transition from development to production of the LAESI technology, reduced expenditures related to the recombinant lipase project, and other lesser items. Our customers do not directly bear the cost of our research and development activities.

The Company currently devotes most of its efforts to the research and development of its material product candidates as follows:

LAESI DP1000

The Company's research and development costs during the fiscal years 2012 and 2011 were $1,805,000 and $2,296,000, respectively, in connection with the research and development of the Company's LAESI technology. As of the date of this filing, the research phase of the LAESI technology is complete and the Company has begun the marketing and distribution of the LAESI technology in 2013. New advances and applications for the LAESI technology platform are in development, including the integration of the LAESI-DP 1000 system with expanded mass spectrometer vendor coverage, utilization of high mass accuracy and ion mobility mass spectrometry capabilities in combination with LAESI-MSI work flows, and higher spatial resolution LAESI-MSI services.

Sales and Marketing

The Company markets its products and services worldwide, utilizing a combination of field sales, distributors, in-house sales support and web-based marketing. The Company attends exhibitions in the U.S. and Europe to present its products, and in the last 12 months has exhibited at over 15 industry exhibitions. In Europe and Asia, the Company employs distributors who purchase the Company’s products and resell them to customers in their territory.

Two major business lines comprise the Company’s portfolio: instruments & consumables products and analytical services. The instruments & consumables products are serving the bioanalytical market and in particular laboratories that are using mass spectrometry as their core technology. The Company’s strong IP position allows offering of unique products aimed to improve the efficiency of the analytical laboratories in drug discovery and development. The Company’s flagship product, LAESI DP-1000 system, provides a chemical mapping of biological samples, greatly enhancing the research and development process of a drug.

A portfolio of services provided to the pharmaceutical and biomarker discovery markets composes the second business line. The Company leverages on its unique technologies to offer complete support and innovative analytical approaches to companies looking to study bio-dynamics of drugs, their metabolites, or specific molecules indicative of a diseased condition. Results of these services are used by pharmaceutical companies for the characterization of a drug, or by research institutes to advance their knowledge of a specific disease or condition.

Government Regulation

The Company’s products and instrument systems are sold for research use only and are not subject to FDA or other government agency approval.

Sources and Availability of Raw Materials

The Company does not believe that it has any critical issues of availability of raw materials or vendors where there are not multiple sources for the raw materials or vendor support that its business requires.

Loan Agreements

The Company has obtained the following loans from the West Virginia Development Office, West Virginia Economic Development Authority, the West Virginia Infrastructure and Jobs Development Council and the West Virginia Jobs Investment Trust Board for the purchase and installation of certain equipment and machinery.

WVDO Loan

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the West Virginia Development Office (the “WVDO”). The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment. As of December 31, 2012, the Company was in arrears on the note. On March 11, 2013, the West Virginia Development Office approved an additional deferral of principal and interest until March 31, 2013.

WVEDA Loans

On August 3, 2009, WVEDA issued a promissory note to the Company in the principal amount of $242,631 pursuant to a loan agreement dated August 3, 2009. The note has a ten-year term and bears interest at a rate of 4% per annum providing for 120 monthly principal and interest payments of $2,457 through August 2019. As collateral for the loan, the Company granted WVEDA a first-priority security interest in equipment that was purchased with the loan proceeds pursuant to a security agreement, the priority of which security interest shall be shared with WVIJDC on a pro rata basis in accordance with the terms of an intercreditor agreement dated August 3, 2009 by and among WVIJDC, WVEDA and the Company. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013.

On October 21, 2010, WVEDA issued a promissory note to the Company in the principal amount of $900,000 pursuant to a loan agreement dated October 21, 2010 between WVEDA and the Company, as amended on December 10, 2010. The note has a ten-year term and bears interest at a rate of 3.26% per annum providing for 120 monthly principal and interest payments of $8,802 through October 2020. The note is secured by a security interest in certain equipment and machinery owned by the Company pursuant to a security agreement dated October 21, 2010 in favor of WVEDA, as amended by that certain Intercreditor Agreement dated December 10, 2010. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013.

On June 11, 2012, the West Virginia Economic Development Authority (“WVEDA”) issued a 10-year note in the amount of $200,000 to the Company. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by a security interest in certain equipment and machinery owned by the Company pursuant to a security agreement dated June 11, 2012 in favor of the West Virginia High Technology Consortium Foundation (“WVHTCF”). As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013.

WVIJDC Loans

West Virginia Infrastructure and Jobs Development Council (“WVIJDC”) issued a promissory note to the Company, dated August 3, 2009, in the amount of $242,630 for the purchase of certain equipment. The note has a ten-year term and bears interest at 3.25% per annum providing for 120 monthly principal and interest payments of $2,371 through August 2019. As collateral for the loan, the Company granted WVIJDC a first-priority security interest in the equipment pursuant to a security agreement, the priority of which security interest shall be shared with WVEDA on a pro rata basis in accordance with the terms of an intercreditor agreement dated August 3, 2009 by and among WVIJDC, WVEDA and the Company. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until January 31, 2013. On March 11, 2013, the West Virginia Infrastructure and Jobs Development Council approved an additional deferral of principal and interest until March 31, 2013.

WVIJDC issued a promissory note dated December 10, 2010, in an aggregate principal amount equal to $900,000 for purchasing certain equipment pursuant to a loan agreement dated December 10, 2010. The note has a ten year term and bears interest at the rate of 3.25% per annum providing for 120 monthly principal and interest payments of $8,781 through December 2020. As collateral for the loan, the Company granted WVIJDC a first-priority security interest in the equipment pursuant to a security agreement, the priority of which security interest shall be shared with WVEDA on a pro rata basis in accordance with the terms of an intercreditor agreement dated December 10, 2010 by and among WVIJDC, WVEDA and the Company. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until January 31, 2013. On March 11, 2013, the West Virginia Infrastructure and Jobs Development Council approved an additional deferral of principal and interest until March 31, 2013.

WVJITB Loans

On March 15, 2012, the Company signed a convertible debenture with the WVJITB for $290,000 for the purpose of funding a build-out and related investments and expenses associated with the Bioanalytical services lab relocation and expansion. The convertible debenture bears interest at 6% and has a maturity date of September 14, 2013, when the full principal amount is due. The WVJITB has the right at any time to convert the principal and any accrued interest into shares of the Company at $2.00 per share. As part of the transaction, the WVJITB received a Warrant to purchase 72,500 shares at $2.25. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the WVJITB approved a deferral of principal and interest until January 15, 2013. On March 11, 2013, the West Virginia Jobs Investment Trust Board approved an additional deferral of principal and interest until May 15, 2013. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

In April 2012, the West Virginia Jobs Investment Trust Board ("WVJITB") issued a 3-month note in the amount of $400,000 to the Company. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares. On June 18, 2012, the WVJITB signed an addendum to the note agreeing to extend the maturity date by 90 days to October 15, 2012. On October 31, 2012, the WVJITB signed an addendum to the note agreeing to extend the maturity date by 90 days to January 15, 2013. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the WVJITB approved a deferral of principal and interest until January 15, 2013. On March 11, 2013, the West Virginia Jobs Investment Trust Board approved an additional deferral of principal and interest until May 15, 2013 and reduce the price of converting into common shares to $0.50 per share. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

WVHTCF Loans

On May 24, 2012, WVHTCF issued a 30-month note in the amount of $200,000 to the Company. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note is secured by a security interest in certain equipment and machinery owned by the Company pursuant to a security agreement dated May 24, 2012 in favor of WVHTCF, as amended by that certain Intercreditor Agreement dated June 11, 2012. In its sole discretion, at any time during the term of the WVHTCF Note, elect to convert all or any portion of the unpaid principal and accrued interest due and payable under the WVHTCF Note, into shares of common stock at an initial conversion price of $2.00 per share (the “Conversion Price”) subject to certain adjustments. In addition, if the Company issues any shares of common stock for a per share purchase price that is less than the Conversion Price then in effect (the “Original Conversion Price”), then the Original Conversion Price shall be reduced concurrently with such issue to a price determined by multiplying such Original Conversion Price by a fraction (x) the numerator of which shall be the number of shares of common stock outstanding immediately prior to such issue plus the number of shares of common stock which the aggregate consideration received by the Company for the total number of additional shares of common stock so issued would purchase at such Original Conversion Price, and (y) the denominator of which shall be the number of shares of common stock outstanding immediately prior to such issue plus the number of such additional shares of common stock so issued; provided, that, all shares of common stock issuable upon conversion of convertible securities shall be deemed to be outstanding. The WVHTCF Note is secured by a first lien interest, shared with the West Virginia Economic Development Authority (“WVEDA”), in all of the Company’s right, title and interest in and to the Collateral pursuant to the terms and conditions of a Security Agreement, dated May 24, 2012 by and between the Company and WVHTCF.

United Bank Line of Credit

On August 27, 2009, the Company received a working capital line of credit for up to $3,000,000 from United Bank, Inc. (the “Line of Credit”). In connection with the Line of Credit, Leonard Harris, Stanley Hoster, Scott Segal, each a director of the Company and Milan Puskar, a former director of the Company each executed a guaranty for up to $1,000,000. There is currently $2,725,000 outstanding on the Line of Credit.

Related Party Promissory Notes

On December 20, 2011, the Company issued convertible promissory notes to two board members in an aggregate principal amount equal to $750,000. The Notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) the date that is 180 days from the Issue Date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default.   At the option of the holder, each $2.00 of outstanding principal amount and accrued unpaid interest is convertible into one share of common stock of the Company, at any time after the Issue Date. On June 15, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by 90 days to September 15, 2012. On September 25, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to December 14, 2012. On March 22, 2013, the Company and note holders amended the notes to extend the maturity date to May 31, 2013, and reduce the conversion price from $2.00 to $0.50 per share.

On April 16, 2012, the Company borrowed $640,000 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and are due and payable 90 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share. In June and July of 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by 90 days to October 13, 2012. Subsequent to the balance sheet date, the notes were extended to January 11, 2013. On March 22, 2013, the Company and note holders amended the notes to extend the maturity date to May 31, 2013, and reduce the conversion price from $2.00 to $0.50 per share.

On September 25, 2012, the Company borrowed $593,216 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and are due and payable 60 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share. On November 30, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to February 22, 2013. On March 22, 2013, the Company and note holders amended the notes to extend the maturity date to May 31, 2013, and reduce the conversion price from $2.00 to $0.50 per share.

On November 30, 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $915,000 to various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and are due and payable 90 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, are convertible into common stock of the Company at $2.00 per share. On March 22, 2013, the Company and note holders amended the notes to extend the maturity date to May 31, 2013, and reduce the conversion price from $2.00 to $0.50 per share.

Equipment Lease Agreement

On March 12, 2007, Protea entered into equipment lease agreement, as amended on July 24, 2007 (the "Equipment Lease Agreement") with Monongalia County Development Authority ("Monongalia County") pursuant to which Monongalia County agreed to purchase certain equipment (the "Equipment") of Protea and to lease such equipment to Protea in accordance pursuant to the terms of the Equipment Lease Agreement. In accordance with the terms of the Equipment Lease Agreement, Protea agreed to lease the Equipment beginning on March 12, 2007 through April 1, 2015 at rate of 3% per month. In order to finance a portion of the purchase of the Equipment, Monongalia County entered into a loan agreement in an aggregate principal amount equal to $685,000 (the "Monongalia County Note"), with the West Virginia Infrastructure and Jobs Development Council (the "WVIJDC"), dated March 1, 2007. In connection with the Equipment Lease Agreement, Protea agreed to secure all amounts due and owing by Monongalia County to WVIJDC, pursuant to a Guaranty Agreement dated March 12, 2007. All amounts due under the Monongalia County Note have been paid to WVIJDC by Protea and have been recorded as a note payable on Protea's balance sheet.

Competition

While the Company believes that Protea’s technology differs substantially from that which is currently on the market, bioanalytics is a major sector of the biotechnology industry, and competition is expected to be broad-based. However, the Company also believes that the industry affords opportunities for collaborative partnerships, and that industry participants or competitors can also be potential partners. The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future. Many competitors, including most of the companies identified below, are much larger than Protea in terms of capital, employees and other measures of size and have been in business longer than Protea and thus may have greater market acceptance or brand recognition:

•	Life Technologies (Carlsbad, CA, www.invitrogen.com). Life Technologies is a public company, and a broad-based supplier of products for protein research.

•	Advion (Ithaca, NY, www.advion.com). Advion is a private company, a supplier of mass spectrometry-related instrumentation.

•	Bruker Corporation (Billerica, MA, http://www.bruker.com). Bruker is a public company focused on mass spectrometry and magnetic resonance technology. The Company has strong business focus on molecular mapping done with mass spectrometry.

•	JEOL Ltd (Tokyo, Japan, http://www.jeol.com). JEOL is a public Company that developed mass spectrometry systems for the direct analysis of samples.

•	Prosolia (Indianapolis, IN, www.prosolia.com). Prosolia is a private company, a supplier of mass spectrometry-related instrumentation.

Environmental Matters

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations. As of December 31, 2012, we did not have any accrued liabilities related to environmental matters.

Employees

The Company currently has 48 full-time and 2 part-time employees.

Item 1A. Risk Factors

The registrant is a smaller reporting company and is not required to provide this information.

1B. Unresolved Staff Comments

The registrant is a smaller reporting company and is not required to provide this information.

Item 2. Properties

The Company currently leases laboratory and office space at 955 Hartman Run Road, Morgantown, West Virginia 26507. The space consists of approximately 11,000 square feet, leased from the Monongalia County Development Authority. The lease term expired on December 31, 2012 and is on a month-to-month status in 2013. For 2012, the base monthly rental amount was $14,407. The Company also paid a utility surcharge of $2,400 per month. In January 2013, the base monthly rental amount increased to $18,417.

The Company also leases an additional facility of approximately 10,412 square feet located at White Birch Towers II, 1311 Pineview Drive, Suite 501, Morgantown, WV 26505. The lease has an initial five-year term beginning on April 1, 2012, (the “Initial Term”). The rent during the Initial Term is equal to $16.10 per square foot per year or $13,969 per month. The Company has the exclusive option to renew the term of the lease for an additional five years following the expiration of the Initial Term, (the “Renewal Option”). The Renewal Option must be exercised at least 120 days prior to the end of the Initial Term. If the Renewal Option is exercised, the rent payable during the Renewal Period shall be equal to $17.75 per square foot per year. We have the option to terminate the lease after reaching the thirty-seventh month of the then existing term upon 90 days advance written notice to the lessor and the payment of an amount equal to two months’ rent.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

The Company’s common stock is not quoted or listed on any quotation system or stock exchange. As of the date of this report, there are 17,537,314 shares of our common stock subject to outstanding warrants.

Holders of Common Stock

As of March 27, 2013, we had 36,623,147 shares of common stock issued and outstanding and approximately 294 stockholders of record.

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

Sales of Unregistered Securities

On October 9, 2012, in connection with a closing of a private placement offering (the “Offering”) of up to $6,000,000 of units (the “Units”), each Unit consisting of 50,000 shares of common stock and warrants to purchase 25,000 shares of common stock, the Company issued one Unit to one accredited investor consisting of an aggregate of 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock for aggregate gross proceeds of $50,000. The warrants are exercisable at an exercise price of $2.25 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the offer and sale of common stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof. The Company paid cash commissions equal to $4,000 and issued warrants to purchase 2,000 shares of common stock exercisable at an exercise price of $2.00 per share to the placement agent in connection with this closing.

On October 17, 2012, in connection with a closing of the Offering the Company issued ½ Unit to one accredited investor consisting of an aggregate of 12,500 shares of common stock and warrants to purchase 6,250 shares of common stock for aggregate gross proceeds of $25,000. The Company paid cash commissions equal to $2,000 and issued warrants to purchase 1,000 shares of common stock exercisable at an exercise price of $2.00 per share to the placement agent in connection with this closing.

All of the Units, and securities underlying the Units issued in the Offering were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act. The Company did not engage in any general advertisement or general solicitation in connection with the offering of the Units. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Consultant and Option Exercises

On October 22, 2012, the Company issued 23,753 shares of common stock (the “Consultant Shares”) to a consultant as compensation for services performed with a value equal to $40,005. There were no commissions paid in connection with the sale of the Consultant Shares.

On October 19, 2012, the Company issued 100,000 shares of common stock to the Milan Puskar Revocable Trust Restated 9/28/11 in connection with the exercise of outstanding options at an exercise price $1.25 per share.

On October 19, 2012, the Company issued 100,000 shares of common stock to the Milan Puskar Revocable Trust Restated 9/28/11 in connection with the exercise of outstanding options at an exercise price $1.50 per share.

On October 25, 2012, the Company issued 1,000 shares of common stock to Thomas E.Taliaferro, Jr. in connection with the exercise of outstanding warrants at an exercise price $1.50 per share.

The shares described above were issued in connection with the exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated thereunder. The investor received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

El Coronado Holdings

On November 20, 2012, the Company entered into a Securities Purchase Agreement (the “El Coronado Purchase Agreement”) with El Coronado Holdings, LLC (“El Coronado Holdings”), an entity of which Josiah Austin, who subsequently became a director of the Company, is managing member, pursuant to which El Coronado Holdings was granted an option (the “El Coronado Option”) to purchase through December 31, 2012, up to 6,000,000 shares of common stock (the “El Coronado Shares”) and warrants to purchase up to 4,500,000 shares of common stock (the “El Coronado Warrants”) at a purchase price of $0.50 per share for an aggregate purchase price equal to $3,000,000. On November 20, 2012, the Company issued 600,000 shares of common stock and warrants to purchase 450,000 shares of Common Stock for aggregate gross proceeds of $300,000 to El Coronado Holdings, pursuant to the terms and conditions of the El Coronado Purchase Agreement. The El Coronado Warrants are exercisable at an exercise price of $1.10 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof. The Company paid cash commissions equal to $24,000 in connection with the sale of the El Coronado Shares and El Coronado Warrants issued on November 20, 2012.

On November 29, 2012, pursuant to the terms of the El Coronado Purchase Agreement, the Company issued an aggregate of 400,000 shares of common stock and warrants to purchase 300,000 shares of common stock for aggregate gross proceeds of $200,000 to El Coronado Holdings.

On December 10, 2012, pursuant to the terms of the El Coronado Purchase Agreement, the Company issued an aggregate of 1,000,000 shares of common stock and warrants to purchase 750,000 shares of common stock for aggregate gross proceeds of $500,000 to El Coronado Holdings.

On December 10, 2012, the Company paid cash commissions equal to $56,000 in connection with the sale of the El Coronado Shares and El Coronado Warrants issued on November 29, 2012 and December 10, 2012.

The El Coronado Shares and El Coronado Warrants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated thereunder. The above-referenced investor represented to us that it was an accredited investors and was acquiring the shares for investment and not for distribution, that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The investor received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

There have not been any other unregistered sales of securities during the fourth quarter of the fiscal year ended December 31, 2012 that have not been previously reported.

Securities Authorized for Issuance under Equity Compensation Plans

In 2002, the Board of Directors of PBI adopted the 2002 Equity Incentive Plan (the "Plan") that governs equity awards to employees, directors and consultants of the Company. There were 4,150,000 shares of common stock reserved for issuance under the Plan. Following the Reverse Merger, and in accordance with the Plan, the Company's Board of Directors approved the substitution of the shares of PBI's common stock underlying the options granted under the Plan with shares of Common Stock of the Company, subject to any further approvals or actions as may be required to ensure that the implementation of the substitution is in accordance with all state and federal rules and regulations that may be applicable.

The Plan had a term of ten years and expired in July 2012. The types of awards permitted under the Plan include qualified incentive stock options and non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant. As of the date of the period covered by this report, options to purchase up to 3,864,750 shares of common stock have been granted of which 2,992,417 are vested.

On February 8, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan, (the “2013 Plan”), which governs equity awards to employees, directors and consultants of the Company. The 2013 Plan has a term of ten years and permits the grant of qualified incentive stock options, non-qualified stock options, restricted stock awards as well as performance based cash compensation awards. Under the 2013 Equity Incentive Plan, an additional 5,000,000 shares of common stock are reserved for issuance.

The following table summarizes information about stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	84,000			84,000
$0.80	320,000			320,000
$1.25	410,000			410,000
$1.50	2,836,000			2,033,250
$2.00	214,750			145,167
$0.50 - $2.00	3,864,750	4.00	$1.42	2,992,417	$1.39

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

Since inception, the Company has relied primarily on sales of our securities to fund our operations. The Company has never been profitable and cannot be assured that we will be profitable in the future. From inception through December 31, 2012, our loss from operations totaled $46,974,678 and our net loss for the year ended December 31, 2012 totaled $9,531,259. The Company has a credit facility of $3 million with United Bank, Inc. with a balance of $2.7 million outstanding as of the date of this filing. Interest is payable monthly and the loan is due on demand. In 2012, the Company also borrowed a total of $1,090,000 for operating capital as well as for the purchase of equipment from the West Virginia Economic Development Authority, the West Virginia Jobs Investment Trust Board, and the West Virginia High Technology Consortium Foundation. These loans have terms of 9 months to 10 years and interest rates ranging from 2% to 10%.  In addition, the Company borrowed $2,148,216 in 2012 from directors and other related parties that provided operating capital. The related party notes are due in 2013 with interest rates of 10%. In 2012, the Company has raised an aggregate of approximately $5,738,521 in connection with the sales of our securities.

The Company expects to continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based on our proprietary protein recovery and identification technologies, and to continue clinical trials of our recombinant pharmaceutical compound. The Company plans to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into additional development partnerships, like our partnership with Laboratoires Mayoly Spindler SAS, to assist us with our drug and technology development activities. We may also consider selling certain assets or entering into a transaction such as a merger with a business complimentary to ours.

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

During the fourth quarter of 2012, the Company has raised an aggregate of $984,000, which includes aggregate gross proceeds of (i) $1,075,000 received in connection with the closing of private placement offerings of units consisting of common stock and warrants of the Company and (ii) $277,000 from the exercise of stock options and stock warrants. We are presently engaged in active discussions with existing and prospective investors for additional financing but there are no commitments at this time and we can give no assurance that additional financing can be secured on favorable terms, or at all. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern.   If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives.  Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2012 Compared to the Fiscal Year Ended December 31, 2011

We earned revenue of $834,250 for the fiscal year ended December 31, 2012 as compared to revenue of $713,028 for the fiscal year ended December 31, 2011, an increase of $121,222, or approximately 17%. The increase resulted mostly from growth in the Services area.

Selling, general and administrative expenses totaled $5,218,760 for the fiscal year ended December 31, 2012, compared to $5,245,985 for the fiscal year ended December 31, 2011, a decrease of $27,225 or approximately 1%. The decrease in selling, general and administrative resulted from management’s efforts to control costs.

Research and development expense totaled $4,595,830 for the fiscal year ended December 31, 2012, compared to research and development expense of $6,242,855 for the fiscal year ended December 31, 2011, a decrease of $1,647,025 or approximately 26%. Research and development expenses decreased as a result of a transition from development to production of the LAESI technology, reduced expenditures related to the recombinant lipase project, and other lesser items.

As a result of the decrease in both our selling, general and administrative expenses and our research and development expense, our loss from operations for the fiscal year ended December 31, 2012 was $8,980,340, compared to a loss from operations of $10,775,812 for the fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2012, we had other expense of $550,919 as compared to other expense for the fiscal year ended December 31, 2011 of $721,520. The decrease of $170,601 in other expenses largely resulted from the conversion of $8,455,000 of convertible debentures during 2011.

After foreign currency translation adjustments of $(21,222) and $18,617, respectively, we had a total comprehensive loss of $9,552,481, or $0.33 per share, for the fiscal year ended December 31, 2012 as compared to a total comprehensive loss of $11,478,715, or $0.55 per share, for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had total current assets equal to $1,399,012 comprised of $27,604 in cash and cash equivalents, $436,655 in trade accounts receivable and other receivables, $905,186 in inventory and $29,567 in prepaid expenses.  This compares with total current assets equal to $1,312,222 as of December 31, 2011 comprised of $505,277 in cash and cash equivalents, $49,979 in restricted cash, $392,205 in trade accounts receivable and other receivables, $223,336 in inventory and $141,425 in prepaid expenses. The Company's total current liabilities as of December 31, 2012 were equal to $10,032,836, comprised of $1,374,489 in current maturities on long term debt, $2,270,671 in trade accounts payable, $2,725,000 in connection with the United Bank line of credit, $2,898,216 in loans payable to shareholders and $764,460 in other payables and accrued expenses.  This compares with total current liabilities of $6,963,401 as of December 31, 2011 comprised of $398,383 in current maturities on long term debt, $2,504,094 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $750,000 in loans payable to shareholders and $310,924 in other payables and accrued expenses.

Operating Activities

Net cash used in operating activities for the fiscal year ended December 31, 2012 increased $554,811, or 7%, to $8,521,997 as compared to $7,967,186 used during the fiscal year ended December 31, 2011. This consisted primarily of a net loss of approximately $9,531,259. Net loss was adjusted for non-cash items such as depreciation and amortization of $1,009,140, non-cash compensation of $345,662, accretion of convertible debenture discount of $53,294, bad debt expense of $30,032 and loss on disposal of fixed assets of $418. We also had an increase in trade accounts receivable of $81,103, an increase of inventory of $681,850, and an increase in other payables and accrued expenses of $453,536. Prepaid expenses decreased by $111,858 as well as a decrease in other receivables of $1,698 and a decrease in trade accounts payable of $233,423.

Our working capital deficit was $(8,633,824) at December 31, 2012 as compared to a working capital deficit of $(5,651,179) at December 31, 2011. The change in working capital of approximately $2,982,645 from December 31, 2011 to December 31, 2012 was primarily attributable to increased investment and activity into the LAESI project.

Investing Activities

Net cash used in investing activities during the fiscal year ended December 31, 2012 was $358,190, which was primarily used for deposits on equipment or equipment purchases. Net cash used in investing activities during the fiscal year ended December 31, 2011 was $1,241,966, which was primarily used for deposits on equipment or equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes related to our development programs.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2012 was $8,423,736, which was the result of the net proceeds of $5,738,521 from the sale of our common stock, proceeds of $1,090,000 from short and long-term debt, and proceeds from shareholder debt of $2,148,216. This was offset by $278,001 used in the repayment of long term debt and $275,000 used in the reduction on the bank line of credit.  Cash provided by financing activities during the fiscal year ended December 31, 2011 was $9,285,116, which was the result of the net proceeds of $2,282,100 from the sale of our common stock and proceeds of $7,405,000 from long-term debt. This was offset by $401,984 used in the repayment of long-term debt.

Effect of Exchange Rate Changes on Cash

Exchange rate changes impact on cash during the year ended December 31, 2012 was $(21,222). For the year ended December 31, 2011, the impact was $18,617.

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

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized upon shipment of the product, which is typically when title passes. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of December 31, 2012, we had deferred revenues of $33,490 related to four Service customers. As of December 31, 2011, we had no deferred revenue that related to future periods.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is net of $279,688 in 2012 and $303,233 in 2011, which reflects the French Government Research Credit.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 18,697,000 and 15,133,000 at December 31, 2012 and 2011, respectively.

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

Not applicable.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position	Officer/Director Since

Stephen Turner	67	Chief Executive Officer and Chairman of the Board	2001	*
Stanley Hostler	85	Vice President, Secretary and Director	2006	*
Alessandro Baldi, Ph.D	56	Vice President and General Manager	2011
Edward Hughes	59	Chief Financial Officer	2010	*
Matthew Powell	38	Chief Science Officer	2006	*
Steven Antoline	56	Director	2010	*
Leonard Harris	76	Director	2003	*
Ed Roberson	67	Director	2009	*
Scott Segal	57	Director	2008	*
Roderick Jackson	72	Director	2011	*
C. Andrew Zulauf	49	Director	2012
Thijs Spoor	40	Director	2013
Josiah T. Austin	64	Director	2013
* - Represents the date on which such person was appointed to the referenced office of Protea Biosciences, Inc. Each such person was appointed to the identical position of the Company, effective September 2, 2011 upon the closing of the reverse merger.

There are no family relationships among any of our executive officers and directors. None of our directors has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Background

The following is a brief summary of the background of each of our directors and executive officers.

Stephen Turner is Chief Executive Officer and Chairman of the Board, positions he has held since founding the company in July, 2001. From 1999 to 2001 he served as President and CEO of Quorum Sciences, Inc. From 1984 to 1997 he was President and CEO of Oncor, Inc. He founded Bethesda Research Laboratories, Inc. in 1975 and served as its Chairman and CEO from 1975 to 1983, at which time BRL became the molecular biology division of Life Technologies, Inc. Prior to commencing his career in biotechnology, Mr. Turner held the position of Director of Marketing for the Clinical Microbiology Division of Becton, Dickinson & Co. He received his B.A. from Stanford University in 1967. In 1994 he received the Ernst & Young Entrepreneur of the Year Award in Life Sciences for the Washington D.C. Region. Mr. Turner was appointed to serve as a director of the Company because he is the founder of Protea and his deep knowledge of our products and market opportunity led the board to determine that he should serve as a director.

Stanley Hostler is Vice President, Secretary and Director. He has been a Director of the Company since January 2006 and Vice President and Secretary since June 2006. Mr. Hostler is an attorney with a career practice in the field of labor and employment law. From 2000 to 2010 he served as Special Assistant to the Governor of the State of West Virginia. From 2002 to 2004 he served as Counsel to the Prim Law Firm. From 2000 to 2010 he served on the West Virginia University Foundation Board of Directors, and from 1995 to 2010 on the Advisory Committee of the WVU School of Medicine. He is a Graduate of the West Virginia University School of Law (1965). Mr. Hostler’s legal experience and business contacts and relationships with West Virginia University and the State of West Virginia have been an asset to the Company and led the board to determine that he should serve as a director of the Company.

Alessandro Baldi, Ph.D, is Vice President and General Manager and has served in this position since October 2011. Dr. Baldi has over 25 years of experience in separation sciences and mass spectrometry. Prior to joining Protea, Dr. Baldi served in various capacities for PerkinElmer, Inc., beginning in January 2001, as technology manager for the overall chromatography portfolio driving technology pipeline and leading a team of global support managers, application and technology scientists. In January, 2004, Dr. Baldi moved to a business manager position in liquid chromatography and then in January, 2006 to a business and marketing manager position for the entire chromatography and data systems portfolio responsible for providing strategic directions and program executions. He led a team of product managers and application scientists and coordinated communication and business activities on a global basis and drove a few acquisitions to expand the technology portfolio and create new business opportunities. As a result of these activities, in October of 2009, he then became Senior Business Director of Mass Spectrometry, leading the ramp up phase of the business within the organization providing strategic guidelines and organizing the business team on a global basis. Before joining PerkinElmer in 2001, Dr. Baldi was a part-time Professor at the University of Florence, Dept. of Pharmacy. He received his Ph.D. in Analytical Chemistry in 1995 from the University of Florence, Italy. Dr. Baldi has been active in the analytical industry for more than 20 years, as a researcher, consultant, teacher and manager, with operating experience in more than thirty countries.

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

Ed Roberson joined the Board of Directors in September 2009. From July 2006 to June 2010 he served as Chairman of the Board of the Methodist Healthcare System. He received his MBA in accounting in 1972 from the University of Georgia. From 2006-2011 he was President of Beacon Financial in Memphis, Tennessee, and from 2006-2007 President of Conwood LLC. He has been a Director of the Paragon National Bank from 2004 to present. From 1972 to 1992, Mr. Roberson was employed by KPMG, most recently as partner. Mr. Roberson’s experience, both as a Partner with KPMG and subsequently as a CEO, led the Board to determine that he should serve as a director of the Company.

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

Roderick Jackson joined the Board of Directors in January 2011. From 2005 to 2009 he was the founder, Chairman and Chief Executive Officer of Cobalt Laboratories, and from 2005 to 2009 a member of the Board of Directors of The Arrow Group, based in the United Kingdom. In June 2009 Cobalt Laboratories was sold, along with the Arrow Group, to Watson Pharmaceuticals. From 1986 to 2002 he was employed by Mylan Laboratories, Inc., first as Vice President Marketing and Sales (1986-1992) then as Senior Vice President and Member of the Office of the President (1992-2002). He received his B.B.A. from Texas A&M University. Mr. Jackson's experience in the development of marketing agreements both in the U.S. and internationally, which is beneficial to the Company as it seeks to market its products, led the board to determine that he should serve as a director of the Company.

C. Andrew Zulauf joined the Board of Directors in June 2012. He is Executive Director of the West Virginia Jobs Investment Trust (WVJIT) and has served in such capacity since March, 2009. WVJIT is a Charleston, West Virginia-based public venture capital firm created by the West Virginia Legislature in 1992 to promote new businesses in West Virginia. Previously, from 2006 to 2009, Mr. Zulauf was Vice President and Upper Middle Market Commercial Relationship Officer for Fifth Third Bank, headquartered in Cincinnati, Ohio. Mr. Zulauf was Partner and Managing Director of West Virginia Operations for Adena Ventures based in Athens, OH from 2002 to 2006, and Executive Director and Senior Loan Officer at the West Virginia Capital Corporation in Charleston, West Virginia from 1994 to 2002. Mr. Zulauf’s experience promoting new businesses in the area and his relationship with WVJIT, a stockholder and lender to the Company, led the Board to believe that Mr. Zulauf should serve as a director on the Board. Mr. Zulauf is a 1985 graduate of Marshall University and in 1994 received his MBA from the University of Charleston’s Executive MBA program.

Thijs Spoor joined the Board of Directors on January 28, 2013. Mr. Spoor has been the President, Chief Executive Officer and a member of the board of directors of Fluoropharma Medical, Inc. since February 14, 2011, and has been the Chairman of the board of directors of Fluorpharma Medical, Inc. since June 14, 2012.  Mr. Spoor was the CFO for Sunstone BioSciences from February 2010 through September 2010. Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman  from December 2008 through February 2010, focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform.  Mr. Spoor was an equity research analyst at J.P. Morgan from July 2007 through October 2008 and Credit Suisse from November 2005 through July 2007, covering the biotechnology and medical device industries. Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry spending 11 years with Amersham / GE Healthcare where he worked in 7 countries in a variety of roles including setting up GMP facilities, accountability for the nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan. Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting. Mr. Spoor has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia. Mr. Spoor’s extensive experience and expertise in the bioscience industry led the Board to believe that Mr. Spoor should serve as a director on the Board.

Josiah T. Austin joined the Board of Directors on January 28, 2013 and has served as the managing member of El Coronado Holdings, L.L.C., a privately owned investment holding company which invests in public and private companies. He and his family own and operate agricultural properties in the states of Arizona, Montana, and northern Sonora, Mexico through El Coronado Ranch & Cattle Company, L.L.C. and other entities. Mr. Austin previously served on the Board of Directors of Monterey Bay Bancorp of Watsonville, California, and is a prior board member of New York Bancorp, Inc., and North Fork Bancorporation. He has served as a director of Goodrich Petroleum, Inc. since April 2002 and was named to the Board of Directors of Novogen Limited in September 2010. Mr. Austin also serves as a trustee of the Cuenca Los Ojos Foundation Trust, a non-profit organization working to preserve and restore the biodiversity of the borderland region between the United States and Mexico through land protection, habitat restoration and wildlife reintroduction. Mr. Austin graduated from the University of Denver with a Bachelor of Science in Finance in 1971.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Steve Turner	2	2	Form 4
Stanley Hostler Scott Segal Leonard Harris Ed Roberson Steven Antoline Summit Resources, Inc.	4 2 2 1 3 3	4 2 2 1 3 3	Form 4 Form 4 Form 4 Form 4 Form 4 Form 4

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

Corporate Governance

Our Board of Directors has an Audit Committee and a recently formed Compensation Committee. Our Board of Directors has not yet adopted procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee

Stan Hostler, Steve Antoline and Leonard Harris are each members of our Audit Committee. The Audit Committee’s function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audit of our financial statements. The Company does not currently have a financial expert serving on its audit committee at this time, however, Ed Roberson, a current director of the board would be deemed a financial expert. In addition, the Company has engaged certain consultants in order to assist the Company in performing an evaluation of internal controls in accordance with Sarbanes-Oxley rules and regulations to identify control gaps and to recommend control improvement opportunities. Ed Roberson would be deemed independent in accordance with Rule 5605(a)(2) of The Nasdaq Stock Market.

Compensation Committee

Steve Antoline, Leonard Harris, Josiah Austin and Johan M. Spoor are the members of the Compensation Committee. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee will review, recommend and approve salaries and other compensation of the Company’s executive officers, and will administer the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers).

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Insider Participation in Meetings of Directors

Other than Mr. Turner, our Chief Executive Officer and President and Mr. Hostler, our Vice-President, all of our remaining directors are independent directors. All matters to be acted upon where potential conflicts exist between our executive officers and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the non-interested directors. During the year ended December 31, 2012, Mr. Turner did not participate in deliberations of the Company's Board of Directors concerning his compensation.

Item 11. Executive Compensation

The following table illustrates the compensation paid by Protea to its Chief Executive Officer, its three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and who earned in excess of $100,000, and up to one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. We refer to these individuals as the “Named Executive Officers”. The disclosure is provided for the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Option Award (1)	Total ($)
Stephen Turner, Chief Executive Officer, President	2012	240,000	-	240,000
	2011	240,000	-	240,000
Alessandro Baldi, Ph.D. Vice President, General Manger	2012	288,551	-	288,551
	2011	62,855	75,600	138,455
Edward J. Hughes, Chief Financial Officer	2012	145,600	-	145,600
	2011	141,700	-	141,700
Matthew Powell, Ph.D., Chief Science Officer	2012	144,273	-	144,273
	2011	138,640	-	138,640

(1) The amount included in the “Option Awards” column does not reflect compensation actually received by the Named Executive Officer but represents the compensation cost that we recognized in each year presented, determined in accordance with FASB ASC 718. The valuation assumptions used in determining such amounts are described in Note 8 of our financial statements for the fiscal year ended December 31, 2012.

We do not currently have employment agreements with our Named Executive Officers, although we may enter into such agreements in the future.

The following table provides information about equity awards granted to our Named Executive Officers that were outstanding on December 31, 2012.

	Number of Securities Underlying Unexercised Options
Name	Exercisable		Not Exercisable	Options Exercise Price ($)	Options Expiration Date
Stephen Turner	100,000		-	$0.80	6/07/2016
	162,500	(1)	87,500	$1.50	4/23/2020
Alessandro Baldi,Ph.D.	56,250	(1)	123,750	$1.50	10/01/2021
Edward J. Hughes	49,500	(1)	40,500	$1.50	10/05/2020
Matthew Powell, Ph.D.	80,000		-	$0.50	12/15/2015
	100,000		-	$1.25	1/19/2017
	30,000	(1)	10,000	$1.50	12/31/2019
Stanley Hostler	16,000		-	$1.50	12/31/2017
	48,000		-	$1.50	12/31/2018
	48,000		-	$1.50	12/31/2019
	48,000		-	$1.50	12/31/2020
	36,000		-	$1.50	12/31/2021
	12,000		-	$1.50	12/31/2021
	44,000		-	$2.00	11/30/2022
	4,000		-	$0.50	12/31/2022

(1)	Options vest in 25% increments over a four-year vesting schedule. Grant dates are ten years prior to expiration date.

Board Compensation

During the fiscal year ended December 31, 2012, our Board of Directors did not receive any compensation for their services as directors.

The following table provides information about equity awards granted to members of our Board of Directors that were outstanding on December 31, 2012, all of which were issued for services rendered prior to fiscal year 2012.

	Number of Securities Underlying Unexercised Options
Name	Exercisable		Not Exercisable	Options Exercise Price ($)	Options Expiration Date
Stanley Hostler	100,000		-	$0.80	6/07/2016
	76,000	(1)	24,000	$1.50	9/17/2020
Steven Antoline	88,000	(1)	12,000	$1.50	4/23/2020
Leo Harris	100,000		-	$0.80	6/07/2016
	76,000	(1)	24,000	$1.50	9/17/2020
Ed Roberson	88,000	(1)	12,000	$1.50	4/23/2020
Scott Segal	100,000		-	$1.50	5/30/2018
Roderick Jackson	71,000	(1)	29,000	$1.50	11/1/2020
C. Andrew Zulauf	-		-	-	-
Thijs Spoor	-		-	-	-
Josiah T. Austin	-		-	-	-

(1) Options vest in 25% increments over a four-year vesting schedule. Grant dates are ten years prior to expiration date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 27, 2013, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 27, 2013. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 36,623,147 shares of common stock outstanding as of March 27, 2013 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 27, 2013.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class
Officers and Directors
Stephen Turner	Chief Executive Officer and Chairman of the Board	2,567,984	(1)	6.9%

Stanley Hostler	Vice President, Secretary and Director	7,842,591	(2)	18.9%

Edward Hughes	Chief Financial Officer	49,500	(3)	*

Alessandro Baldi, Ph.D.	Vice President and General Manager	56,250	(4)	*

Matthew Powell	Director of Research & Development and Chief Science Officer	210,000	(5)	*

Steve Antoline	Director	4,976,239	(6)	12.5%

Leonard Harris	Director	3,086,916	(7)	8.1%

Ed Roberson	Director	443,133	(8)	1.2%

Scott Segal	Director	2,978,805	(9)	7.8%

Roderick Jackson	Director	307,044	(10)	*

Andrew Zulauf	Director	3,429,198	(11)	9.0%

Thijs Spoor	Director	—		—

Josiah T. Austin	Director	6,575,112	(12)	16.6%

Officers and Directors as a Group (total of 13 persons)		32,522,772		81.9%

5% Stockholders
El Coronado Holdings, LLC		6,575,112	(13)	16.6%

West Virginia Jobs Investment Trust Board	—	3,429,198	(14)	9.0%

Milan Puskar (Estate)	—	3,373,057	(15)	8.9%

Virginia Child	—	2,808,422	(16)	7.4%

Summit Resources, Inc.	—	2,375,524	(17)	6.1%

Steve A. Antoline 2006 Irrevocable Trust	—	2,500,715	(18)	6.7%

Hill Blalock, Jr.	—	1,990,111	(19)	5.3%

 ____________

*	Represents ownership under 1%.
(1)	Includes 1,929,168 shares of common stock, 116,668 shares of common stock to be acquired upon the exercise of warrants, 262,500 shares of common stock to be acquired upon the exercise of stock options, and 259,648 shares of common stock upon the conversion of debt and accrued interest issued to Mr. Turner and his wife.
(2)	Includes 1,435,891 shares of common stock, 1,063,500 shares of common stock to be acquired upon the exercise of warrants, 432,000 shares of common stock to be acquired upon the exercise of stock options and 2,937,876 shares of common stock to be acquired upon the conversion of debt and accrued interest. Also includes 163,923 shares of common stock held by the Stanley Hostler Grantor Trust #2 and 105,638 shares of common stock held by the Stanley Hostler Grantor Trust #3.Also includes 1,074,202 shares of common stock held by Mr. Hostler’s wife, Virginia Child and 360,000 shares of common stock to be acquired upon the exercise of warrants held by Mr. Hostler’s wife, Virginia Child. Also includes 163,923 shares of common stock held by the Virginia Child Grantor Trust #2 and 105,638 shares of common stock held by the Virginia Child Grantor Trust #3.

(3)	Includes 49,500 shares of common stock to be acquired upon the exercise of stock options.
(4)	Includes 56,250 shares of common stock to be acquired upon the exercise of stock options.
(5)	Includes 210,000 shares of common stock to be acquired upon the exercise of stock options.
(6)	Includes 1,514,048 shares of common stock and 986,667 shares of common stock to be acquired upon the exercise of warrants owned of record by the Steve A. Antoline 2006 Irrevocable Trust (the "Antoline Trust"). Also includes 303,333 shares of common stock and 151,667 shares of common stock to be acquired upon the exercise of warrants owned of record by Summit Resources, Inc. As the trustee of the Antoline Trust and president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by the Antoline Trust and Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by the Antoline Trust and Summit Resources, Inc. Includes 100,000 shares of common stock to be acquired upon the exercise of stock options and 1,920,524 shares of common stock upon the conversion of debt and accrued interest.
(7)	Includes 1,773,657 shares of common stock, 761,667 shares of common stock to be acquired upon the exercise of warrants, 176,000 shares of common stock to be acquired upon the exercise of stock options and 375,592 shares of common stock upon the conversion of debt and accrued interest.

(8)	Includes 91,253 shares of common stock, 60,000 shares of common stock to be acquired upon the exercise of warrants, includes 100,000 shares of common stock to be acquired upon the exercise of stock options and 74,024 shares of common stock upon the conversion of debt and accrued interest. Also includes 67,856 shares of common stock and warrants to purchase 50,000 shares of common stock owned of record by Morgan Keegan & Co, Inc., an IRA account of Ed Roberson.

(9)	Includes 1,569,123 shares of common stock, 933,334 shares of common stock to be acquired upon the exercise of warrants, includes 100,000 shares of common stock to be acquired upon the exercise of stock options and 376,348 shares of common stock upon the conversion of debt and accrued interest.
(10)	Includes 136,044 shares of common stock, 100,000 shares of common stock to be acquired upon the exercise of warrants and includes 71,000 shares of common stock to be acquired upon the exercise of stock options.
(11)	Includes 2,082,809 shares of common stock, 946,389 shares of common stock to be acquired upon the exercise of warrants, and 400,000 shares of common stock to be acquired upon the conversion of debt. The holder’s address is 1012 Kanawha Boulevard East, 5 th Floor, Charleston, West Virginia 25301. Andrew Zulauf, the Executive Director of WVJIT and a director of the Company, may be deemed to have voting and investment control over these securities.
(12)	Includes 3,506,044 shares of common stock, 2,815,000 shares of common stock to be acquired upon the exercise of warrants and 254,068 shares of common stock upon the conversion of debt and accrued interest owned of record by El Coronado Holdings, LLC. Josiah T. Austin is a managing member of El Coronado Holdings and a director of the Company and may be deemed to have voting and investment control over these securities.

(13)	Includes 3,506,044 shares of common stock, 2,815,000 shares of common stock to be acquired upon the exercise of warrants and 254,068 shares of common stock upon the conversion of debt and accrued interest owned of record by El Coronado Holdings, LLC. Josiah T. Austin is a managing member of El Coronado Holdings and a director of the Company and may be deemed to have voting and investment control over these securities.
(14)	Includes 2,082,809 shares of common stock, 946,389 shares of common stock to be acquired upon the exercise of warrants, and 400,000 shares of common stock to be acquired upon the conversion of debt. The holder’s address is 1012 Kanawha Boulevard East, 5 th Floor, Charleston, West Virginia 25301. Andrew Zulauf, the Executive Director of WVJIT and a director of the Company, may be deemed to have voting and investment control over these securities.
(15)	Includes 2,294,723 shares of common stock and 1,078,334 shares of common stock to be acquired upon the exercise of warrants.
(16)	Includes 1,074,202 shares of common stock, 360,000 shares of common stock to be acquired upon the exercise of warrants and 1,104,659 shares of common stock to be acquired upon the conversion of debt and accrued interest held by Virginia Child, the wife of Stanley Hostler. Also includes 163,923 shares of common stock held by the Virginia Child Grantor Trust #2 and 105,638 shares of common stock held by the Virginia Child Grantor Trust #3.
(17)	Includes 303,333 shares of common stock and 151,667 shares of common stock to be acquired upon the exercise of warrants owned of record by Summit Resources, Inc. As president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by Summit Resources, Inc. Includes 1,920,524 shares of common stock to be acquired upon the conversion of debt and accrued interest.
(18)	Includes 1,514,048 shares of common stock and 986,667 shares of common stock to be acquired upon the exercise of warrants owned of record by the Steve A. Antoline 2006 Irrevocable Trust (the "Antoline Trust"). As the trustee of the Antoline Trust, Mr. Antoline has voting and dispositive control over any securities owned of record by the Antoline Trust. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by the Antoline Trust.
(19)	Includes 1,140,111 shares of common stock and 850,000 shares of common stock to be acquired upon the exercise of warrants.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions or series of transactions that occurred from January 1, 2012 through the date of this report (the “Period Reported”) between us and our executive officers, directors or the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

On January 31, 2012, the Company issued 50,000 shares of common stock at $2.00 per share and warrants of 25,000 to purchase additional shares of common stock for an aggregate purchase price of $100,000 to the West Virginia Investment Trust Board. The warrants are exercisable at an exercise price of $2.25 per share.

On April 16, 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $640,000 to Stanley Hostler, Scott Segal and Leonard Harris, each a director of the Company, Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, Nancy Turner, the spouse of Stephen Turner, our Chief Executive Officer and a director of the Company and Virginia Child, the wife of Stanley Hostler. The notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) the date that is 90 days from the issue date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default. At the option of the holder, each $2.00 of outstanding principal amount and accrued unpaid interest is convertible into one share of common stock of the Company, at any time after the issue date. On March 22, 2013, the Company’s board approved the adjustment of the conversion price of these notes from $2.00 to $0.50 per share.

On July 27, 2012, the Company issued 75,000 shares of common stock at $2.00 per share and warrants of 37,500 to purchase additional shares of common stock for an aggregate purchase price of $150,000 to Stanley Hostler and Virginia Child, the wife of Stanley Hostler. The warrants are exercisable at an exercise price of $2.25 per share.

On September 25, 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $593,216 to Stanley Hostler, Scott Segal, Leonard Harris, Ed Roberson, each a director of the Company, Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, Steven Turner, the Chief Executive Officer and a director of the Company, and his wife Nancy Turner and Virginia Child, the wife of Stanley Hostler in consideration for certain advances to the Company equal to the principal amount. The notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) the date that is 60 days from the issue date, or (ii) when declared due and payable by the holder upon the occurrence of an event of default. At the option of the holder, each $2.00 of outstanding principal amount and accrued unpaid interest is convertible into one share of common stock of the Company, at any time after the issue date. On March 22, 2013, the Company’s board approved the adjustment of the conversion price of these notes from $2.00 to $0.50 per share.

On October 19, 2012, the Company issued 100,000 shares of common stock to the Milan Puskar Revocable Trust Restated 9/28/11 in connection with the exercise of outstanding options at an exercise price $1.25 per share.

On October 19, 2012, the Company issued 100,000 shares of common stock to the Milan Puskar Revocable Trust Restated 9/28/11 in connection with the exercise of outstanding options at an exercise price $1.50 per share.

On November 20, 2012, the Company entered into a Securities Purchase Agreement with El Coronado Holdings an entity of which Josiah Austin, who subsequently became a director, is managing member, pursuant to which El Coronado Holdings was granted an option to purchase through December 31, 2012, up to 6,000,000 shares of common stock and warrants to purchase up to 4,500,000 shares of common stock (the at a purchase price of $0.50 per share for an aggregate purchase price equal to $3,000,000. On November 20, 2012, the Company issued 600,000 shares of common stock and warrants to purchase 450,000 shares of common stock for aggregate gross proceeds of $300,000 to El Coronado Holdings, pursuant to the terms and conditions of the El Coronado Purchase Agreement. The warrants are exercisable at an exercise price of $1.10 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof. On November 29, 2012, pursuant to the terms of the El Coronado Purchase Agreement, the Company issued an aggregate of 400,000 shares of common stock and warrants to purchase 300,000 shares of common stock for aggregate gross proceeds of $200,000 to El Coronado Holdings. On December 10, 2012, pursuant to the terms of the El Coronado Purchase Agreement, the Company issued an aggregate of 1,000,000 shares of common stock and warrants to purchase 750,000 shares of common stock for aggregate gross proceeds of $500,000 to El Coronado Holdings.

On November 30, 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $915,000 to Stanley Hostler and Leonard Harris, each a director of the Company; Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company; Virginia Child, the wife of Stanley Hostler; Carl Hostler; and Brian Prim, in consideration for certain advances to the Company equal to the principal amount. The notes accrue simple interest at a rate of 10% per annum and are due and payable on the earlier to occur of (i) January 20, 2013, or (ii) when declared due and payable by the holder upon the occurrence of an event of default. The occurrence of any one of the following events will be deemed an event of default: (i) the failure of the Company to pay the principal balance or accrued interest on the Note when due; (ii) the consent or institution by or against the Company of bankruptcy or insolvency proceedings or the filing, or consent by the Company for the filing of a petition or answer or consent seeking reorganization or release under the federal Bankruptcy Act, or any other applicable federal or state law, or the appointment of a receiver, liquidator, assignee, trustee or other similar official of the Company, or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the taking of corporate action by the Company in furtherance of any such action; or (iii) if the commencement of an action against the Company seeking any bankruptcy, insolvency, reorganization, liquidation, dissolution or similar relief has not been resolved in favor of the Company or the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, shall not have been vacated within 60 days. At the option of the holder, each $2.00 of outstanding principal and accrued unpaid interest is convertible into one share of common stock of the Company at any time after the issue date. On March 22, 2013, the Company’s board approved the adjustment of the conversion price of these notes from $2.00 to $0.50 per share.

On January 3, 2013, the Company issued to El Coronado Holdings, LLC for an aggregate purchase price equal to $125,000 (1) a convertible promissory note in an aggregate principal amount equal to $125,000 and (2) a warrant to purchase 187,500 shares of Common Stock of the Company. The note accrues simple interest at a rate of 10% per annum and is due and payable on the earlier to occur of (i) April 1, 2013, or (ii) when declared due and payable by the holder upon the occurrence of an event of default. The warrant is exercisable at an exercise price of $1.10 per share any time after the Issue Date until the earlier of (i) a Qualified Public Offering (as such term is defined in the warrant) or (ii) 5:00 p.m. EST on the fifth anniversary of the issue date. As of the date hereof the entire principal amount remains outstanding and no amounts have been paid on the note.

On January 11, 2013, the Company received an advance equal to an aggregate of $100,000 from Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company. No terms of repayment have been specified on the aforementioned advance as of the filing date.

On March 6, 2013, the Company entered into that certain Warrant Purchase and Reimbursement Agreement, dated March 6, 2013 with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit for the benefit of MPR Associates, Inc. for the purpose of guaranteeing an amount equal to $600,000 due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (i) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him pursuant to the Letter of Credit, up to the Purchase Order Amount and (ii) a warrant to purchase up to 1,100,000 shares of the Company’s common stock.

On March 21, 2013, the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with El Coronado Holdings an entity of which Josiah Austin, a director, is managing member, pursuant to which El Coronado Holdings was granted an option to purchase through May 31, 2013, up to 6,000,000 shares of common stock and warrants to purchase up to 4,500,000 shares of common stock (the at a purchase price of $0.50 per share for an aggregate purchase price equal to $3,000,000. On March 21, 2013, the Company issued 1,360,000 shares of common stock and warrants to purchase 1,020,000 shares of common stock for aggregate gross proceeds of $685,000 to El Coronado Holdings, pursuant to the terms and conditions of the March Purchase Agreement. The warrants are exercisable at an exercise price of $1.10 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of Common Stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof.

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

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Malin Bergquist & Co., LLP (“Malin”) during the fiscal year ended December 31, 2012 and 2011 and AJ. Robbins, P.C. (“AJ. Robbins”) during the fiscal years ended December 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed by Malin for such professional services were $96,000 for the year ended December 31, 2012 and $92,050 for the year ended December 31, 2011. The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $12,190 for the year ended December 31, 2011. There were no audit fees billed by AJ. Robbins for the year ended December 31, 2012.

Audit-Related Fees

There were no fees billed by Malin or AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2012 and December 31, 2011.

Tax Fees

The aggregate fees billed by Malin for such professional services were $7,219 for the year ended December 31, 2012 and $5,020 for the year ended December 31, 2011. The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $1,855 for the years ended December 31, 2012 and December 31, 2011.

All Other Fees

The aggregate fees billed by Malin for such professional services were $8,675 for the year ended December 31, 2012 and$10,800 for the year ended December 31, 2011. There were no fees billed by AJ. Robbins for other products and services for the years ended December 31, 2012 and December 31, 2011.

Audit Committee’s Pre-Approval Process

In accordance with Audit Committee policy and the requirements of law, the Audit Committee pre-approves all non-audit services to be provided by the Company’s independent registered public accounting firm, Malin. In addition, the Audit Committee pre-approves all audit and audit related services provided by Malin. The Audit Committee has delegated to the chairman of the Audit Committee the ability to pre-approve non-audit services. Such pre-approval is later reported to the Audit Committee. A further discussion of the fees paid to Malin for audit and non-audit expenses is included above under the heading “Principal Accounting Fees & Serves.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description	Exhibit Location
2.1	Merger Agreement by and among Protea Biosciences, Inc., SRKP 5, Inc., and SRKP 5 Acquisition Corp. Inc.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.
3.1	Certificate of Incorporation.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.2	Bylaws.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.1	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of convertible debentures.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.2	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of Class A Common Stock.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.3	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.4	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.5	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.6	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.7	Commercial Promissory Note between Protea Biosciences, Inc. and Centra Bank, Inc., dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.1	Share Cancellation Agreement dated as of September 2, 2011 by and between the registrant and the Persons signatory thereto.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.2	Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated October 8, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.3	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated March 26, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.4	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated May 27, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.5	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated October 29, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.6	Amended and Restated Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated February 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.7	Second Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated January 14, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.8	Third Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated April 27, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.9	Fourth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated June 21, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.10	Exclusive License Agreement between Johns Hopkins University and Protea Biosciences, Inc., dated June 9, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.11	Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated September 19, 2001.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.12	Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated December 21, 2005.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.13	1st Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated March 8, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.14	2nd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated November 20, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.15	3rd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated April 11, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.16	4th Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated January 24, 2008.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.17	Joint Research and Development Agreement between Laboratories Mayoly Spindler SAS, Protea Biosciences, Inc. and Protea Europe SAS, dated March 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.18	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.19	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.20	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.21	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.22	Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.23	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.24	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.25	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.26	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.27	Amended and Restated Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.28	Commercial Loan Agreement between Centra Bank, Inc. and Protea Biosciences, Inc., dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.29	First Amendment to Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated December 11, 2002.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.30	Equipment Lease Agreement between Monogalia County Development Authority and Protea Biosciences, Inc., dated March 12, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.31	Form of Convertible Promissory Notes, dated December 20, 2011**	Form 8-K filed with the Securities and Exchange Commission on December 28, 2011 and amended on April 16, 2012 and incorporated herein by this reference.

10.32	Share Cancellation Agreement dated as of September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.33	Lease Agreement, dated January 25, 2012, by and between Protea Biosciences, Inc. and White Birch Properties LLC.	Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and incorporated herein by this reference.

10.34	Form of Convertible Promissory Notes, dated as of April 16, 2012, issued to directors and certain related parties.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.1 and amended on June 15, 2012 and incorporated herein by this reference.

10.35	10% Convertible Debenture, dated as of April 18, 2012, issued to the West Virginia Jobs Investment Trust Board.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.2 and amended on October 31, 2012 and incorporated herein by this reference.

10.36	Secured Convertible Note and Investment Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.37	Security Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.38	Loan Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.39	Promissory Note, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.40	Security Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.41	Guaranty, dated as of May 22, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.42	Guaranty, dated as of June 6, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.43	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc with respect to the December Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.1 and amended on September 25, 2012 and incorporated herein by this reference.

10.44	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.2 and amended on September 25, 2012 and incorporated herein by this reference.

10.45	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc with respect to the April Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.3 and amended on September 25, 2012 and incorporated herein by this reference.

10.46	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Scott Segal with respect to the April Note by and between the Company and Scott Segal.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.4 and amended on September 25, 2012 and incorporated herein by this reference.

10.47	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the April Note by and between the Company and Stanley Hostler.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.5 and amended on September 25, 2012 and incorporated herein by this reference.

10.48	Convertible Promissory Note Addendum, dated as of June 18, 2012, executed by Virginia Child with respect to the April Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.6 and amended on September 25, 2012 and incorporated herein by this reference.

10.49	Convertible Promissory Note Addendum, dated as of June 22, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.50	Convertible Promissory Note Addendum, dated as of July 2, 2012, executed by Leonard Harris with respect to the April Note by and between the Company and Leonard Harris.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.8 and amended on September 25, 2012 and incorporated herein by this reference.

10.51	Letter Agreement, dated June 18, 2012, by and between the Company and the WVJITB.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.52	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler.	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.53	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.54	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.55	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Scott S. Segal with respect to the April Note by and between the Company and Scott S. Segal.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.56	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Stanley M. Hostler with respect to the April Note by and between the Company and Stanley M. Hostler.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.57	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Virginia E. Child with respect to the April Note by and between the Company and Virginia E. Child.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.58	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.59	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Leonard P. Harris with respect to the April Note by and between the Company and Leonard P. Harris.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.60	Letter Agreement, dated as of October 31, 2012, executed by the Company and WVJITB.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.61	Form of Convertible Promissory Notes, dated as of November 30, 2012, issued to directors and certain related parties.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.62	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley M. Hostler with respect to the September Note by and between the Company and Stanley M. Hostler.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.2 and incorporated herein by this reference.
10.63	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Scott Segal with respect to the September Note by and between the Company and Scott Segal.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.64	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Leo Harris with respect to the September Note by and between the Company and Leo Harris.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.65	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Virginia Child with respect to the September Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.66	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Summit Resources, Inc. with respect to the September Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.67	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Ed Roberson with respect to the September Note by and between the Company and Ed Roberson.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.68	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley Hostler and Virginia Child with respect to the September Note by and between the Company, Stanley Hostler and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.8 and incorporated herein by this reference.

10.69	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stephen Turner with respect to the September Note by and between the Company and Stephen Turner.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.9 and incorporated herein by this reference.

10.70	Convertible Promissory Note Due April 1, 2013, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the note by and between the Company and El Coronado Holdings, LLC.	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.71	Warrant to Purchase Common Stock, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the warrant by and between the Company and El Coronado Holdings, LLC.	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.72	Securities Purchase Agreement executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC and between the Company and El Coronado Holdings, LLC	Form 8-K filed with the Securities and Exchange Commission on January 24, 2013 as Exhibit 10.1 and incorporated herein by this reference

10.73	Warrant Purchase and Reimbursement Agreement executed by Steve Antonline and between the Company and Steve Antoline	Form 8-K filed with the Securities and Exchange Commission on March 7, 2013 and incorporated herein by this reference

10.74	Patent License Agreement between the Company and George Washington University	Filed herewith

14.1	Code of Ethics	Form 10-KSB, as filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by this reference.

21.1	List of Subsidiaries.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Office	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

EX-101.INS	XBRL Instance Document	Filed herewith

EX-101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
**Agreement to which a member of management is a party.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2013	PROTEA BIOSCIENCES GROUP, INC.

	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2013	/s/ Stephen Turner
Stephen Turner, Chief Executive Officer and
Director

Date: March 27, 2013	/s/ Edward Hughes
Edward Hughes, Chief Financial Officer

Date: March 27, 2013	/s/ Steven Antoline
Steven Antoline
Director

Date: March 27, 2013	/s/ Leonard Harris
Leonard Harris
Director

Date: March 27, 2013	/s/ Stanley Hostler
Stanley Hostler
Director

Date: March 27, 2013	/s/ Roderick Jackson
Roderick Jackson
Director

Date: March 27, 2013	/s/ Ed Roberson
Ed Roberson
Director

Date: March 27, 2013	/s/ Scott Segal
Scott Segal
Director

Date: March 27, 2013	/s/ C. Andrew Zulauf
C. Andrew Zulauf
Director

Date: March 27, 2013	/s/ Thijs Spoor
Thijs Spoor
Director

Date: March 27, 2013	/s/ Josiah T. Austin
Josiah T. Austin
Director

PROTEA BIOSCIENCES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Protea Biosciences Group, Inc.

Morgantown, West Virginia

We have audited the accompanying consolidated balance sheets of Protea Biosciences Group, Inc. and subsidiaries (a development stage enterprise) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception on July 13, 2001 to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, and for the period from inception on July 13, 2001 to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malin, Bergquist & Company, LLP

Malin, Bergquist & Company, LLP

Pittsburgh, PA

March 27, 2013

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$27,604	$505,277
Restricted cash	-	49,979
Trade accounts receivable	127,721	76,650
Other receivables	308,934	315,555
Inventory	905,186	223,336
Prepaid expenses	29,567	141,425
Total current assets	1,399,012	1,312,222

Property and equipment, net	2,790,464	3,319,219

Other noncurrent assets	22,555	17,632

Total Assets	$4,212,031	$4,649,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities on short and long-term debt	$1,374,489	$398,383
Accounts payable	2,270,671	2,504,094
Bank line of credit	2,725,000	3,000,000
Loans payable to stockholders	2,898,216	750,000
Other payables and accrued expenses	764,460	310,924
Total current liabilities	10,032,836	6,963,401

Long-term debt - net of current portion	2,083,026	2,189,454
Commitments and contingencies (see Notes)	-	-
Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 100,000,000 shares authorized; 31,879,247 and 27,061,498 shares issued and outstanding at December 31, 2012 and December 31, 2011)	3,188	2,706
Additional paid in capital	39,074,062	32,922,112
Deficit accumulated during development stage	(46,974,678)	(37,443,419)
Accumulated other comprehensive income (loss)	(6,403)	14,819
Total Stockholders' Equity (deficit)	(7,903,831)	(4,503,782)
Total Liabilities and Stockholders' Equity	$4,212,031	$4,649,073

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations and Total Comprehensive Loss

See Accompanying Notes to Financial Statements

	For the Year Ended December 31,	For the Year Ended December 31,	Period from July 13, 2001 (date of inception) to
	2012	2011	December 31, 2012

Revenue	$834,250	$713,028	$3,492,855
Selling, general, administrative expenses	(5,218,760)	(5,245,985)	(25,872,120)
Research and development expense	(4,595,830)	(6,242,855)	(22,597,640)
Loss from operations	(8,980,340)	(10,775,812)	(44,976,905)
Other income (expense):
Interest and exchange income (expense)	(8,657)	8,117	42,918
Interest expense	(541,844)	(729,637)	(2,030,454)
Gain on debt settlement	-	-	13,834
Loss on asset disposal	(418)	-	(24,071)
Total other income (expense)	(550,919)	(721,520)	(1,997,773)

Loss before income taxes	(9,531,259)	(11,497,332)	(46,974,678)
Income taxes	-	-	-

Net loss	(9,531,259)	(11,497,332)	(46,974,678)
Foreign currency translation adjustment	(21,222)	18,617	(6,403)
Total comprehensive loss	$(9,552,481)	$(11,478,715)	$(46,981,081)

Net loss per share - basic and diluted	$(0.33)	$(0.55)	$(4.34)
Weighted average number of shares outstanding - basic and diluted	28,953,072	20,925,458	10,821,728

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit)

See Accompanying Notes to Financial Statements

	Common Stock Par Value $0.0001 (1)		Additional Paid in	Stock Subscription	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	(Deficit)
July 13, 2001 (date of inception)	-	$-	$-	$-	$-	$-	$-

Issuance of stock for cash	320,000	320	59,680	-	-	-	60,000
Issuance of stock for services	2,010,000	2,010	374,865	-	-	-	376,875
Net loss	-	-	-	-	(474,399)	-	(474,399)
December 31, 2001	2,330,000	$2,330	$434,545	$-	$(474,399)	$-	$(37,524)

Issuance of stock for cash	1,050,000	1,050	373,950	-	-	-	375,000
Net loss	-	-	-	-	(416,491)	-	(416,491)
December 31, 2002	3,380,000	$3,380	$808,495	$-	$(890,890)	$-	$(79,015)

Issuance of stock for cash	550,000	550	274,450	-	-	-	275,000
Stock-based compensation expense	-	-	2,590	-	-	-	2,590
Issuance of stock for services	40,000	40	19,960	-	-	-	20,000
Net loss	-	-	-	-	(420,431)	-	(420,431)
December 31, 2003	3,970,000	$3,970	$1,105,495	$-	$(1,311,321)	$-	$(201,856)

Issuance of stock for cash	550,000	550	274,450	-	-	-	275,000
Stock-based compensation expense	-	-	5,181	-	-	-	5,181
Net loss	-	-	-	-	(459,474)	-	(459,474)
December 31, 2004	4,520,000	$4,520	$1,385,126	$-	$(1,770,795)	$-	$(381,149)

Issuance of stock for cash	1,034,000	1,034	515,966	-	-	-	517,000
Stock-based compensation expense	-	-	44,711	-	-	-	44,711
Issuance of stock for services	82,500	83	65,917	-	-	-	66,000
Net loss	-	-	-	-	(1,034,429)	-	(1,034,429)
December 31, 2005	5,636,500	$5,637	$2,011,720	$-	$(2,805,224)	$-	$(787,867)

Issuance of stock for cash	3,191,000	3,191	2,929,809	-	-	-	2,933,000
Subscribed stock	-	-	-	(25,000)	-	-	(25,000
Stock-based compensation expense	-	-	26,851	-	-	-	26,851
Net loss	-	-	-	-	(1,336,317)	-	(1,336,317)
December 31, 2006	8,827,500	$8,828	$4,968,380	$(25,000)	$(4,141,541)	$-	$810,667

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

	Common Stock Par Value $0.0001 (1)		Additional Paid in	Stock Subscription	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	(Deficit)
December 31, 2006	8,827,500	$8,828	$4,968,380	$(25,000)	$(4,141,541)	$-	$810,667

Issuance of stock for cash	2,027,990	2,028	2,518,909	-	-	-	2,520,937
Issuance of stock for accrued interest on convertible debt	169,332	169	135,289	-	-	-	135,458
Stock-based compensation expense	-	-	91,446	-	-	-	91,446
Stock warrants exercised	25,000	25	225	-	-	-	250
Net loss	-	-	-	-	(2,854,072)	-	(2,854,072)
December 31, 2007	11,049,822	$11,050	$7,714,249	$(25,000)	$(6,995,613)	$-	$704,686

Issuance of stock for cash	2,136,671	2,137	3,196,614	-	-	-	3,198,751
Subscribed stock	-	-	-	(20,000)	-	-	(20,000)
Stock-based compensation expense	-	-	113,262	-	-	-	113,262
Issuance of stock for services	4,167	4	6,247	-	-	-	6,251
Net loss	-	-	-	-	(4,037,075)	-	(4,037,075)
December 31, 2008	13,190,660	$13,191	$11,030,372	$(45,000)	$(11,032,688)	$-	$(34,125)

Issuance of stock for cash	1,823,338	1,823	2,715,627	-	-	-	2,717,450
Issuance of stock for accrued interest on convertible debt	45,042	45	67,517	-	-	-	67,562
Subscribed stock	-	-	-	20,000	-	-	20,000
Stock-based compensation expense	-	-	332,941	-	-	-	332,941
Issuance of stock for services	20,000	20	29,986	-	-	-	30,006
Net loss	-	-	-	-	(5,329,737)	-	(5,329,737)
Foreign currency translation adjustment	-	-	-	-	-	(1,450)	(1,450)
December 31, 2009	15,079,040	$15,079	$14,176,443	$(25,000)	$(16,362,425)	$(1,450)	$(2,197,353)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

	Common Stock Par Value $0.0001 (1)		Additional Paid	Stock Subscription	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	in Capital	Receivable	Stage	Income (Loss)	(Deficit)
December 31, 2009	15,079,040	$15,079	$14,176,443	$(25,000)	$(16,362,425)	$(1,450)	$(2,197,353)

Issuance of stock for cash	3,553,334	3,553	5,322,061	-	-	-	5,325,614
Subscribed stock	-	-	(25,000)	(405,000)	-	-	(430,000)
Stock-based compensation expense	-	-	295,573	-	-	-	295,573
Issuance of stock for services (net of $4,387 of financing expenses)	20,004	20	29,986	-	-	-	30,006
Stock warrants issued as part of convertible debentures	-	-	124,227	-	-	-	124,227
Net loss	-	-	-	-	(9,583,662)	-	(9,583,662)
Foreign currency translation adjustment	-	-	-	-	-	(2,348)	(2,348)
December 31, 2010	18,652,378	$18,652	$19,923,290	$(430,000)	$(25,946,087)	$(3,798)	$(6,437,943)

Issuance of stock for cash prior to Reverse Merger	545,667	546	817,954	-	-	-	818,500
Subscribed stock prior to Reverse Merger	-	-	-	430,000	-	-	430,000
Stock warrants issued in connection with convertible debentures	-	-	852,995	-	-	-	852,995
Net carrying value of convertible debentures converted into shares of stock	5,808,787	5,809	7,681,582	-	-	-	7,687,391
Change in Par Value upon completion of Reverse Merger	-	(22,506)	22,506	-	-	-	-
Stock issued upon conversion of convertible debentures	1,033,333	103	1,549,897	-	-	-	1,550,000
Issuance of stock for cash	1,021,333	102	1,721,898	-	-	-	1,722,000
Stock-based compensation expense	-	-	351,990	-	-	-	351,990
Net loss	-	-	-	-	(11,497,332)	-	(11,497,332)
Foreign currency translation adjustment	-	-	-	-	-	18,617	18,617
December 31, 2011	27,061,498	$2,706	$32,922,112	$-	$(37,443,419)	$14,819	$(4,503,782)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

	Stock Par Value Common $0.0001 (1)		Additional Paid in	Stock Subscription	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Equity (Deficit)
December 31, 2011	27,061,498	$2,706	$32,922,112	$-	$(37,443,419)	$14,819	$(4,503,782)

Issuance of stock for cash (net of issuance cost of $502,235)	4,417,500	442	5,332,323	-	-	-	5,332,765
Issuance of stock for placement agent	124,871	12	(12)	-	-	-	-
Stock-based compensation expense	-	-	345,662	-	-	-	345,662
Stock warrants issued as part of convertible debentures	-	-	68,250	-	-	-	68,250
Stock options and warrants exercised	275,378	28	405,727	-	-	-	405,755
Net loss	-	-	-	-	(9,531,259)	-	(9,531,259)
Foreign currency translation adjustment	-	-	-	-	-	(21,222)	(21,222)
December 31, 2012	31,879,247	$3,188	$39,074,062	$-	$(46,974,678)	$(6,403)	$(7,903,831)

Footnote:

(1) Prior to September 2, 2011, the Company's Par Value was $.001.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Year Ended December 31,	For the Year Ended December 31,	Period from July 13, 2001 (date of inception) to
	2012	2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(9,531,259)	$(11,497,332)	$(46,974,678)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,009,140	1,279,590	4,398,494
Non-cash compensation	345,662	351,990	1,610,210
Issuance of common stock and warrants for services	-	-	529,138
Issuance of common stock for accrued interest	-	258,181	461,200
Accretion of convertible debenture discount	53,294	132,689	193,128
Loss on disposal of fixed assets	418	-	24,071
Bad debt expense	30,032	-	30,032
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(81,103)	(25,999)	(157,753)
Prepaid expenses	111,858	(75,455)	(29,667)
Other receivables	1,698	727,327	70,904
Inventory	(681,850)	43,729	(905,186)
Increase (decrease)
Trade accounts payable	(233,423)	780,834	2,390,179
Other payables and accrued expenses	453,536	57,260	764,459
Net cash used in operating activities	(8,521,997)	(7,967,186)	(37,595,469)

Cash flows from investing activities:
Movement in restricted cash	49,979	(86)	-
Purchase of and deposits on equipment	(408,169)	(1,241,880)	(4,491,474)
Proceeds from sale of equipment	-	-	47,450
Net cash used in investing activities	(358,190)	(1,241,966)	(4,444,024)

Cash flows from financing activities:
Net advances on bank line of credit	(275,000)	-	2,725,000
Proceeds from sale of common stock	5,738,521	2,282,100	25,768,010
Proceeds from short and long-term debt	1,090,000	7,405,000	11,630,000
Proceeds from shareholder debt	2,148,216	-	3,398,216
Repayment of long-term debt	(278,001)	(401,984)	(1,443,339)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	8,423,736	9,285,116	42,073,500

Effect of exchange rate changes on cash	(21,222)	18,617	(6,403)

Net increase (decrease) in cash	(477,673)	94,581	27,604
Cash, beginning of period	505,277	410,696	-

Cash, end of period	$27,604	$505,277	$27,604

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$372,754	$338,767	$1,243,113

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through finance company debt	$72,635	$283,125	$2,790,907
Debt converted to company stock	$-	$9,425,791	$9,628,710
Stock subscription	$-	$-	$-

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at December 31, 2012 of approximately $47 million and at December 31, 2011 of approximately $37 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies, to continue to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue clinical trials of its recombinant pharmaceutical compound.

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

Development Stage Enterprise

The Company is a development-stage enterprise devoting substantial efforts to establishing new business, financial planning, raising capital, research and development activities and developing markets. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Restricted Cash

Restricted cash represents a debt reserve account for the note payable to the West Virginia Development Office. The Company previously was required to maintain a minimum deposit balance, but was granted permission in 2012 to relinquish the minimum balance requirement. The amounts on deposit total $0 and $49,979 at December 31, 2012 and 2011, respectively. At no time during the period was the Company out of compliance.

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

The Company maintains allowances for doubtful accounts based on management’s analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An allowance of $30,032 was deemed necessary on one receivable as of December 31, 2012. No allowance was deemed necessary at December 31, 2011.

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at:

	December 31, 2012	December 31, 2011
French government R&D credit	$282,036	$281,996
Employee loan	4,000	-
Stock subscription and Other	22,898	33,559
Other receivables - current	$308,934	$315,555

Employee loan - noncurrent	$-	$17,632
Deposits	22,555	-
Other receivables - noncurrent	$22,555	$17,632

Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

Inventory:	December 31, 2012	December 31, 2011
Finished goods	$104,153	$155,368
Work in progress	801,033	67,968
Total Inventory	$905,186	$223,336

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

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	3 years
Software	3 years

Property and equipment consists of the following at:

	December 31, 2012	December 31, 2011
Lab equipment	$5,898,489	$5,569,965
Computer equipment	389,720	362,826
Office equipment and vehicle	277,216	196,320
Leasehold improvements	465,790	245,684
Construction in progress	-	193,804
	7,031,215	6,568,599
Accumulated depreciation	(4,240,751)	(3,249,380)
Property and equipment, net	$2,790,464	$3,319,219

Depreciation expense is charged to either research and development or administration expenses and totals $1,009,140 in 2012 and $1,279,590 in 2011. Depreciation expense for the period July 13, 2001 (date of inception) through 2012 totals $4,398,494.

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

Revenue Recognition

The Company derives its revenue from the sale of products and services. Product revenue is recognized upon shipment of the product. Service revenue is recognized upon completion of service contracts that are normally short-term in duration. However, where applicable, service revenue is recorded under proportional performance for projects in process to approximate the amount of revenue earned based on the percentage of effort completed.

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

Research and Development

The Company follows the policy of charging the costs of research and development to expense as incurred. Research and Development expense is net of $279,688 in 2012 and $303,233 in 2011, which reflects the French Government Research Credit.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Net Loss per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 18,697,000 and 15,133,000 at December 31, 2012 and 2011, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Other Comprehensive Income

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance will be effective for the Company in 2013. Adoption of this standard, which is related to disclosure only, will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance pertaining to the presentation of comprehensive income. The new rule eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the Company’s equity. Under the new guidance, an entity can present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance was effective for the Company on January 1, 2012 and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

3. Bank Line of Credit

The Company took out a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. At December 31, 2012, the balance was $2,725,000 with interest payable at 5.87% and all covenants had been met. At December 31, 2011, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

4. Loan Payable

In December of 2011, the Company borrowed $750,000 in an aggregate principal amount from two board members. The notes accrue simple interest at a rate of 10% per annum and were due and payable 180 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. On June 15, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by 90 days to September 15, 2012. On September 25, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to December 14, 2012. On March 22, 2013, the note holders signed addendums to the notes agreeing to extend the maturity date to May 31, 2013, and agreeing to reduce the price of converting into common shares to $0.50 per share.

In April of 2012, the Company borrowed $640,000 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and were due and payable 90 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. In June and July of 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by 90 days to October 13, 2012. On October 31, 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to January 11, 2012. On March 22, 2013, the note holders signed addendums to the notes agreeing to extend the maturity date to May 31, 2013, and agreeing to reduce the price of converting into common shares to $0.50 per share.

In September of 2012, the Company borrowed $593,216 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and were due and payable 60 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. On November 30, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to February 22, 2013. On March 22, 2013, the note holders signed addendums to the notes agreeing to extend the maturity date to May 31, 2013, and agreeing to reduce the price of converting into common shares to $0.50 per share.

On November 30, 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $915,000 to various board members, their spouses and other related parties. The Notes accrue simple interest at a rate of 10% per annum and are due and payable 60 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. On March 22, 2013, the note holders signed addendums to the notes agreeing to extend the maturity date to May 31, 2013, and agreeing to reduce the price of converting into common shares to $0.50 per share.

5. Long-term Debt

1)     Note Payable to the West Virginia Development Office

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the West Virginia Development Office. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Development Office approved a deferral of principal and interest until January 31, 2013. On March 11, 2013, the West Virginia Development Office approved an additional deferral of principal and interest until March 31, 2013.

2)     Note Payable to Finance Company

In July 2007, the Company obtained a 5-year loan in the amount of $28,726 from a finance company. The note bears interest at 6.99% with monthly principal and interest payments of $569 through July 2012. The note was secured by a vehicle. The note was paid in full on July 11, 2012.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

3)     Note Payable to the West Virginia Economic Development Authority

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the West Virginia Economic Development Authority. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013.

4)     Note Payable to the West Virginia Infrastructure and Jobs Development Council

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the West Virginia Infrastructure and Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Infrastructure and Jobs Development Council approved a deferral of principal and interest until January 31, 2013. On March 11, 2013, the West Virginia Infrastructure and Jobs Development Council approved an additional deferral of principal and interest until March 31, 2013.

5)     Note Payable to the West Virginia Economic Development Authority

In October 2010, the Company obtained a 10-year note in the amount of $900,000 from the West Virginia Economic Development Authority. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013.

6)     Note Payable to the West Virginia Infrastructure & Jobs Development Council

In December 2010, the Company obtained a 10-year note in the amount of $900,000 from the West Virginia Infrastructure & Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Infrastructure and Jobs Development Council approved a deferral of principal and interest until January 31, 2013. On March 11, 2013, the West Virginia Infrastructure and Jobs Development Council approved an additional deferral of principal and interest until March 31, 2013.

7)     Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the West Virginia Jobs Investment Trust Board. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants). As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Jobs Investment Trust Board approved an extension of the Company’s interest payments until January 15, 2013. On March 11, 2013, the West Virginia Jobs Investment Trust Board approved an additional deferral of principal and interest until May 15, 2013. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

8)     Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the West Virginia Jobs Investment Trust Board. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). On June 18, 2012, the West Virginia Jobs Investment Trust Board signed an addendum to the note agreeing to extend the maturity date by 90 days to October 15, 2012. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Jobs Investment Trust Board approved an extension of the Company’s interest payments and principal repayment until January 15, 2013. On March 11, 2013, the West Virginia Jobs Investment Trust Board approved an additional deferral of principal and interest until May 15, 2013 and reduced the price of converting into common shares to $0.50 per share. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

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

10)     Note Payable to the West Virginia Economic Development Authority

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the West Virginia Economic Development Authority. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320. As of December 31, 2012, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013.

11)     Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of December 31, 2012, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 2.9% to 8.0%. The leases require 36 monthly payments and begin to expire in March 2013 through May 2015. These leases are secured by equipment with an aggregate cost of $560,195. As of December 31, 2012, the Company was in arrears on all four capital leases.

Total debts outstanding are as follows:

	December 31, 2012	December 31, 2011
1) Note Payable to the WV Development Office	$258,497	$312,343
2) Note Payable to Finance Company	-	3,343
3) Note Payable to the WVEDA	179,728	192,559
4) Note Payable to the WVIJDC	177,894	190,974
5) Note Payable to the WVEDA	756,217	802,916
6) Note Payable to the WVIJDC	768,259	814,652
7) Note Payable to the WVJITB	275,045	-
8) Note Payable to the WVJITB	400,000	-
9) Note Payable to the WVHTCF	191,373	-
10) Note Payable to the WVEDA	196,983	-
11) Capital leases	253,519	271,050
Total	3,457,515	2,587,837
Less: current portion	(1,374,489)	(398,383)
Long-term portion	$2,083,026	$2,189,454

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2012 (payment in arrears)	$153,346
2013	1,221,143
2014	504,915
2015	287,768
2016	253,577
2017	262,002
2018 & Thereafter	774,764
Total	$3,457,515

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

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock. Common Stock issues are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
July 13, 2001 (date of inception)	-	$-	$-	$-	$-	$-	$-
Stock issuance in 2001	2,010,000	.001	.188	-	376,875	2,010	374,865
Stock issuance in 2001	300,000	.001	.167	50,000	-	300	49,700
Stock issuance in 2001	20,000	.001	.500	10,000	-	20	9,980
Stock issuance in 2002	500,000	.001	.200	100,000	-	500	99,500
Stock issuance in 2002	550,000	.001	.500	275,000	-	550	274,450
Stock issuance in 2003	40,000	.001	.500	-	20,000	40	19,960
Stock issuance in 2003	550,000	.001	.500	275,000	-	550	274,450
Stock issuance in 2004	550,000	.001	.500	275,000	-	550	274,450
Stock issuance in 2005	1,034,000	.001	.500	517,000	-	1,034	515,966
Debt issuance cost in 2005	82,500	.001	.800	-	66,000	83	65,917
Stock issuance in 2006	66,000	.001	.500	33,000	-	66	32,934
Stock issuance in 2006	1,125,000	.001	.800	900,000	-	1,125	898,875
Stock issuance in 2006	2,000,000	.001	1.00	2,000,000	-	2,000	1,998,000
Stock issuance in 2007	31,250	.001	.800	25,000	-	31	24,969
Stock warrants exercised in 2007	25,000	.001	.01	250	-	25	225
Debt converted for stock in 2007	169,322	.001	.800	135,458	-	169	135,288
Stock issuance in 2007	1,996,750	.001	1.25	2,495,938	-	1,997	2,493,941
Stock issuance in 2008	25,000	.001	1.25	31,250	-	25	31,225
Stock issuance in 2008	4,167	.001	1.50	-	6,251	4	6,247
Stock warrants exercised in 2008	2,111,671	.001	1.50	3,167,507	-	2,112	3,165,395
Stock issuance in 2009	20,004	.001	1.50	-	30,006	20	29,986
Debt converted for stock in 2009	45,042	.001	1.50	67,562	-	45	67,517
Stock warrants exercised in 2009	1,823,334	.001	1.50	2,735,000	-	1,823	2,733,177
Stock issuance in 2010	20,004	.001	1.50	-	30,006	20	29,986
Stock warrants exercised in 2010	3,553,334	.001	1.50	5,330,000	-	3,553	5,326,448
Stock issuance in 2011	1,187,000	.0001	1.50	1,780,500	-	(16,668)	1,797,168
Debt converted for stock in 2011	6,842,120	.0001	1.50	10,263,180	-	684	10,262,496
Stock issuance in 2011	380,000	.0001	2.00	760,000	-	38	759,962
Total December 31, 2011	27,061,498			$31,226,645	$529,138	$2,706	$31,753,077

(1) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

6. Common Stock (continued)

Common Stock issues during 2012 are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
December 31, 2011 Balance	27,061,498	$.0001	Various	$31,226,645	$529,138	$2,706	$31,753,077
Stock options exercised	100,000	.0001	1.25	125,000	-	10	124,990
Stock options exercised	140,003	.0001	1.50	210,005	-	14	209,991
Stock options exercised	8,750	.0001	2.00	17,500	-	1	17,499
Stock warrants exercised	26,625	.0001	2.00	53,250	-	3	53,247
Issuance of stock (2)	2,000,000	.0001	0.50	1,000,000	-	200	999,800
Issuance of stock (2)	2,417,500	.0001	2.00	4,835,000	-	242	4,834,758
Issuance of stock (3)	124,871			-	-	12	(12)
Total December 31, 2012	31,879,247			$37,467,400	$529,138	$3,188	$37,993,350

(1) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2) Issuance includes stock warrants.
(3) Refer to Note 8 for details relating to shares issued as compensation to placement agent.

Pursuant to the terms and conditions in the Private Placement Memorandum dated August 6, 2012, executed purchasers of securities were granted anti-dilution rights in the event the Company subsequently sold shares of common stock at a price per share that is less than $2.00 per share. The Company issued and sold an aggregate of 352,500 shares of common stock at $2.00 per share and warrants to purchase up to 176,250 shares of common stock at an exercise price of $2.25 per share under this memorandum. Whereas the Company has since issued shares at $0.50 per share, on March 22, 2013, the Company’s board approved the issuance of an additional 1,057,500 shares of common stock for the anti-dilution provision and reduced the exercise price of the warrants to $1.12 per share.

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

8. Stock Options and Stock-based Compensation

In 2002, the Board of Directors of the Company adopted the 2002 Equity Incentive Plan that governed equity awards to employees, directors and consultants of the Company. Under the Plan, 450,000 shares of Common Stock were reserved for issuance. From 2006 through 2012, the Plan was amended several times and the Board of Directors authorized additional shares of Common Stock. The total shares reserved as of December 31, 2012 was 4,150,000. As of December 31, 2012, the Plan had expired and a new plan was adopted subsequent to the balance sheet date. (See Note 16, Subsequent Events)

The types of awards permitted under the Plan include qualified incentive stock options (ISO) and non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

8. Stock Options and Stock-based Compensation (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	2,950,000	$1.39	4.88
Granted ($1.50)	1,141,000	$1.50
Granted ($2.00)	30,750	$2.00
Exercised	-
Cancelled or expired	75,000	$1.50
Outstanding at December 31, 2011	4,046,750	$1.40	4.21
Granted	188,000	$1.89
Exercised	225,000	$1.42
Cancelled or expired	145,000	$1.50
Outstanding at December 31, 2012	3,864,750	$1.42	4.00

Exercisable at December 31, 2011	2,518,854	$1.33	3.79
Exercisable at December 31, 2012	2,992,417	$1.39	3.59

The following table summarizes information about stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	84,000			84,000
$0.80	320,000			320,000
$1.25	410,000			410,000
$1.50	2,836,000			2,033,250
$2.00	214,750			145,167
$0.50 - $2.00	3,864,750	4.00	$1.42	2,992,417	$1.39

At December 31, 2012, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.50 as of December 31, 2012. During the year ended December 31, 2012, 225,000 shares were exercised, whereas no options were exercised during December 31, 2011.

The following table summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2012:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2010	1,350,562	$0.466
Granted	1,171,750	$0.426
Forfeited	46,666	$0.388
Vested	947,750	$0.471
Nonvested at December 31, 2011	1,527,896	$0.437
Granted	69,583	$0.561
Forfeited	145,000	$0.425
Vested	580,146	$0.467
Nonvested at December 31, 2012	872,333	$0.441

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

8. Stock Options and Stock-based Compensation (continued)

The fair value of non-vested options to be recognized in future periods is $385,122, which is expected to be recognized over a weighted average period of 2 years. The total fair value of options vested during the twelve months ended December 31, 2012 was $345,662 and vested during the year ended December 31, 2011 was $351,990.

Stock-based compensation expense is as follows:

	Year ended
	December 31, 2012	December 31, 2011
Selling, general, and administrative expense	$268,618	$282,836
Research and development expense	77,044	69,154
Total stock-based compensation expense	$345,662	$351,990

The weighted average grant-date fair value of options granted during the year ended December 31, 2012 was $0.554 and for the year ended December 31, 2011 was $0.426 per option.

The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended
	December 31, 2012	December 31, 2011
Risk-free interest rate	1.15%	1.35%
Volatility factor	24.28%	23.00%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

In January 2012, the Company issued 499,482 shares of common stock to a placement agent (the “Shares”) in connection with a private placement offering of units consisting of common stock and warrants, which were subject to forfeiture under certain conditions. As of December 31, 2012, an aggregate of 124,871 Shares are no longer subject to forfeiture, and the balance of 374,611 shares was forfeited.

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

In April 2012, the Company issued stock warrants in connection with the issuance of a Convertible Debenture to the West Virginia Jobs Investment Trust Board (see Note 5, Long-term Debt). The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 88,889 shares of common stock. The exercise price is $2.25 per share. As of December 31, 2012, warrants to purchase 14,633,319 shares of common stock were outstanding and exercisable.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

10. Treasury Stock

Treasury stock is accounted for using the par value method and is constructively cancelled when received.

11. Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns. The Company has evaluated its income tax positions in accordance with FASB ASC 740. There were no changes to unrecognized tax benefits during 2012. The tax years 2008 through 2011 remain open to review by various taxing authorities.

ASC Topic 740, Income Taxes defines the confidence level that a tax position must meet in order to be recognized in the financial statements. Accordingly, we have assessed uncertain tax positions in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded in connection with the deferred tax assets.

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2022 for both federal and state purposes. The net operating tax loss carryforward totals approximately $41,500,000 and $32,700,000 at December 31, 2012 and December 31, 2011, respectively.

We have recorded a full valuation allowance of $16,765,500 and $13,228,300 as of December 31, 2012 and 2011, respectively, due to uncertainties related to our ability to utilize the Company’s deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.

	December 31, 2012	December 31, 2011
Current deferred income tax asset:
Tax net operating loss carry forward	$16,170,277	$12,735,800
Tax-deferred stock option expense	595,209	492,500
Research and development expense	-	-
Total current deferred income tax asset	16,765,486	13,228,300
Valuation Allowance	(16,765,486)	(13,228,300)
Net deferred income tax asset	$-	$-

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

12. Lease Commitments

The Company leases its USA facilities under operating leases beginning a) February 2005 and extended through December 2012 and b) April 2012 through March 2017. Additionally, the Company leases its Europe facility on a three-year lease beginning January 2012 through January 2015. The Company also has three equipment operating leases with terms of three to five years. Future minimum rental payments are as follows for the year ending December 31, 2012:

Year ending	Future minimum rental payments
2012 (payment in arrears)	$61,552
2013	$283,570
2014	$258,771
2015	$173,395
2016	$167,628
2017	$41,907
2018 & Thereafter	$-

Rent expense totals $413,401 for the twelve months ended December 2012 and $222,137 for 2011.

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on our financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of December 31, 2012.

Warranty

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. Generally, the applicable product warranty period is 90 days from the date of delivery of the goods.  The Company provides for estimated warranty costs at the time of the product sale. As of December 31, 2012, management believes that no warranty allowance is necessary due to a limited sales history and that no goods have historically been returned.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

14. Commitments and Contingencies (continued)

Stock Options

The Company has an agreement with one board member for payment of services by stock options. The board member is to receive a stock option for 4,000 shares per month (awarded annually) with an exercise price equal to the current market price. The agreement is cancellable with 90 days’ notice.

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

In November 2012, the Company entered into a Patent License Agreement with George Washington University (Washington D.C) for technology developed in the laboratory of Akos Vertes Ph.D. The technology field is Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (Matrix) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

14. Commitments and Contingencies (continued)

Under the terms of the license agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company is obligated to pay a license initiation fee of $25,000 and a minimum license diligence resources of $12,500 in year two and $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,000 for the next four quarters and $6,000 for each succeeding quarter.

AGREEMENT WITH VIRGINIA TECH

In February 2010, the Company entered into an agreement with Virginia Tech (VT) for the exclusive option to license technology in development in the laboratory of Rafael Davalos, PhD, which is intended to enable the separation of specific cell populations, such as cancer cells, in blood and other fluids. It also has a co-exclusive license to the IRAK-1 compound as a regulator of diseases and disorders in the lab of Liwu Li, PhD. Per the licensing agreements, the Company may have been required to pay milestone payments of $12,500 in 2012.

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER

In May 2009, the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Laboratories Mayoly Spindler SAS (Mayoly), a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1m Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the government of France. As of December 31, 2012 and December 31, 2011, the Company owed approximately $36,000 and $974,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet. The two companies are in discussions for the purpose of making revisions to their agreement.

Engineering and Design Services

The Company has about $180,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology. These amounts relate to ongoing software development, completion of development and design, retrofit of beta units to production standards and production of eight additional instruments. At December 31, 2012, the Company had accrued expenses of approximately $105,000 owed to MPR.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

15. Unaudited Quarterly Information

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$179,494	$223,962	$165,538	$265,256
Loss from Operations	$(2,848,190)	$(2,446,450)	$(2,064,882)	$(1,620,818)
Total Other Income (Expense)	$(83,064)	$(149,424)	$(166,093)	$(152,338)
Net Loss	$(2,931,254)	$(2,595,874)	$(2,230,975)	$(1,773,156)
Total Comprehensive Loss	$(2,965,600)	$(2,583,608)	$(2,228,839)	$(1,774,435)
Earnings per share	$(0.11)	$(0.09)	$(0.08)	$(0.05)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$147,386	$283,396	$215,379	$66,867
Loss from Operations	$(2,459,290)	$(2,930,831)	$(2,437,569)	$(2,948,122)
Total Other Income (Expense)	$(114,195)	$(128,447)	$(413,513)	$(65,365)
Net Loss	$(2,573,485)	$(3,059,278)	$(2,851,082)	$(3,013,487)
Total Comprehensive Loss	$(2,592,565)	$(3,076,738)	$(2,838,732)	$(2,970,680)
Earnings per share	$(0.14)	$(0.16)	$(0.13)	$(0.12)

16. Evaluation of Subsequent Events

New Equity Incentive Plan

Subsequent to the balance sheet date, the Board of Directors of the Company adopted a new plan, the 2013 Equity Incentive Plan, which governs equity awards to employees, directors and consultants of the Company. Under this Plan, an additional 5,000,000 shares of Common Stock are reserved for issuance.

Related Party Notes

On January 3, 2013, the Company issued a convertible promissory note in an aggregate principal amount equal to $125,000 to El Coronado Holdings, Inc., an affiliate of Josiah Austin, a director of the Company. The Note accrues simple interest at a rate of 10% per annum and is due and payable on the earlier to occur of (i) April 1, 2013, or (ii) when declared due and payable by the holder upon the occurrence of an event of default.

At the option of the holder, each $0.50 of outstanding Principal Amount and accrued unpaid interest is convertible into one share of common stock of the Company at any time after the Issue Date.

On March 22, 2013, the Company’s board approved the adjustment of the conversion price of all related party notes from $2.00 to $0.50 per share.

Advances from Stockholder

On January 11, 2013, the Company received an advance equal to an aggregate of $100,000 from Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company. No terms of repayment have been specified on the aforementioned advance as of the filing date.

On January 16, 2013, the Company received an advance equal to an aggregate of $50,000 from Stanley Hostler, a director of the Company. No terms of repayment have been specified on the aforementioned advance as of the filing date.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

16. Evaluation of Subsequent Events (continued)

Letters of Credit, Guarantees and Other Commitments

On February 25, 2013, the Company was the accommodation party in an irrevocable standby letter of credit (“letter of credit”). The letter of credit was issued in favor of MPR Associates, Inc., a major of supplier of engineering services to the Company. Steve Antoline, a director of the Company, applied for the letter of credit in an aggregate amount equal to $600,000. The letter of credit will expire on June 30, 2012. On February 26, 2013, MPR Associates, Inc. drew $300,000 on the letter of credit. On March 15, 2013, MPR Associates, Inc. drew an additional $300,000 on the letter of credit. Therefore, the Company owes $600,000 to Steve Antoline as required per the agreement.

Common Stock

Subsequent to the balance sheet date, in connection with a private placement offering, the Company sold and issued, at a price of $0.50 per share an aggregate of 3,373,900 shares of common stock and warrants to purchase 2,530,425 shares of common stock for gross proceeds of $1,686,950. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.10 per share.

Subsequent to the balance sheet date, in connection with a private placement offering, the Company sold and issued at a price of $0.50 per share an aggregate of 1,370,000 shares of common stock and warrants of 1,027,500 to purchase shares of common stock for gross proceeds of $685,000 to El Coronado Holdings, LLC. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.10 per share.

In connection with the above mentioned stock closings, the placement agent earned cash commissions of 8% and warrants to purchase 223,570 shares of common stock equal to 8% for each related closing.

