Form 10-Q
period 2013-03-31
Protea Biosciences Group, Inc.
filed 2013-05-10
CIK 1335103

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51474

PROTEA BIOSCIENCES GROUP, INC.

(Exact name of registrant as specifed in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,048,147 shares of common stock, par value $.0001 per share, outstanding as of May 10, 2013.

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

The results for the period ended March 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2013.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$89,078	$27,604
Restricted cash	-	-
Trade accounts receivable	403,913	127,721
Other receivables	312,600	308,934
Inventory	600,713	905,186
Prepaid expenses	50,042	29,567
Total current assets	1,456,346	1,399,012
Property and equipment, net	2,579,112	2,790,464
Other noncurrent assets	22,052	22,555
Total Assets	$4,057,510	$4,212,031
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities on short and long-term debt	$1,495,443	$1,374,489
Accounts payable	1,241,012	2,270,671
Bank line of credit	2,725,000	2,725,000
Loans payable to stockholders	3,123,216	2,898,216
Obligation Related to the Letter of Credit	600,000	-
Other payables and accrued expenses	1,204,986	764,460
Total current liabilities	10,389,657	10,032,836

Long-term debt - net of current portion	1,942,848	2,083,026
Commitments and contingencies (see Notes)	-	-
Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares
authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 100,000,000 shares
authorized; 36,623,147 and 31,879,247 shares issued
and outstanding at March 31, 2013 and December 31, 2012)	3,663	3,188
Additional paid in capital	41,319,770	39,074,062
Deficit accumulated during development stage	(49,580,505)	(46,974,678)
Accumulated other comprehensive income (loss)	(17,923)	(6,403)
Total Stockholders' Equity (deficit)	(8,274,995)	(7,903,831)
Total Liabilities and Stockholders' Equity	$4,057,510	$4,212,031

See Accompanying Notes to Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations and Total Comprehensive Loss (Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Period from July 13, 2001 (date of inception) to March 31,
	2013	2012	2013

Gross Revenue	$481,615	$179,494	$3,974,470

Selling, general, administrative expenses	(2,047,633)	(1,883,925)	(24,755,594)
Research and development expense	(863,603)	(1,143,759)	(26,625,402)
Loss from operations	(2,429,621)	(2,848,190)	(47,406,526)

Other income (expense):
Interest and exchange income (expense)	(2,178)	2,480	40,740
Interest expense	(158,255)	(85,544)	(2,188,709)
Gain on debt settlement	-	-	13,834
Loss on asset disposal	(15,773)	-	(39,844)
Total other income (expense)	(176,206)	(83,064)	(2,173,979)

Loss before income taxes	(2,605,827)	(2,931,254)	(49,580,505)
Income taxes	-	-	-

Net loss	(2,605,827)	(2,931,254)	(49,580,505)
Foreign currency translation adjustment	(11,520)	(34,346)	(17,923)
Total comprehensive loss	$(2,617,347)	$(2,965,600)	$(49,598,428)

Net loss per share - basic and diluted	$(0.08)	$(0.11)	$(4.38)
Weighted average number of shares
outstanding - basic and diluted	34,517,601	27,356,251	11,319,948

See Accompanying Notes to Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

				Deficit	Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Development Stage	Income (Loss)	(Deficit)
December 31, 2012	31,879,247	$3,188	$39,074,062	$(46,974,678)	$(6,403)	$(7,903,831)

Issuance of stock for cash at $0.50 per share (net of
issuance costs of $202,424)	4,693,900	470	2,144,056	-	-	2,144,526
Issuance of stock for services	50,000	5	24,995	-	-	25,000
Stock-based compensation expense	-	-	76,657	-	-	76,657
Net loss	-	-	-	(2,605,827)	-	(2,605,827)
Foreign currency translation adjustment	-	-	-	-	(11,520)	(11,520)
March 31, 2013	36,623,147	$3,663	$41,319,770	$(49,580,505)	$(17,923)	$(8,274,995)

See Accompanying Notes to Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Period from July 13, 2001 (date of inception) to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(2,605,827)	$(2,931,254)	$(49,580,505)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	204,752	231,480	4,603,246
Non-cash compensation	76,657	90,055	1,686,867
Issuance of common stock and warrants for services	25,000	-	554,138
Issuance of common stock for accrued interest	-	-	461,200
Accretion of convertible debenture discount	5,608	-	198,736
Loss on disposal of fixed assets	16,100	-	40,171
Bad debt expense	-	-	30,032
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(276,192)	(13,042)	(433,945)
Prepaid expenses	(20,475)	6,865	(50,142)
Other receivables	(3,163)	(6,362)	67,741
Inventory	304,473	(127,560)	(600,713)
Increase (decrease)
Trade accounts payable	(1,029,659)	(139,437)	1,360,520
Obligation related to the Letter of Credit	600,000	-	600,000
Other payables and accrued expenses	440,526	414,206	1,204,985
Net cash used in operating activities	(2,262,200)	(2,475,049)	(39,857,669)

Cash flows from investing activities:
Movement in restricted cash	-	(31)	-
Purchase of and deposits on equipment	(9,500)	(162,065)	(4,500,974)
Proceeds from sale of equipment	-	-	47,450
Net cash used in investing activities	(9,500)	(162,096)	(4,453,524)

Cash flows from financing activities:
Net advances on bank line of credit	-	-	2,725,000
Proceeds from sale of common stock	2,144,526	2,049,363	27,912,536
Proceeds from short and long-term debt	-	390,000	11,630,000
Proceeds from shareholder debt	225,000	-	3,623,216
Repayment of long-term debt	(24,832)	(71,995)	(1,468,171)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	2,344,694	2,367,368	44,418,194

Effect of exchange rate changes on cash	(11,520)	(34,346)	(17,923)

Net increase (decrease) in cash	61,474	(304,123)	89,078
Cash, beginning of period	27,604	505,277	-

Cash, end of period	$89,078	$201,154	$89,078

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$45,714	$43,251	$1,288,827

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through finance company debt	$-	$-	$2,790,907
Debt converted to company stock	$-	$-	$9,628,710
Stock subscription	$-	$-	$-

See Accompanying Notes to Financial Statements

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

The interim consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2013, the results of operations for the three month periods ended March 31, 2013 and March 31, 2012, and the cash flows for the three month periods ended March 31, 2013 and March 31, 2012. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2012, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2012 year-end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at March 31, 2013 of approximately $50 million and at December 31, 2012 of approximately $47 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies, to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue clinical trials of its recombinant pharmaceutical compound.

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

Development Stage Enterprise

The Company is a development stage enterprise and devotes substantial efforts to establishing new business, raising capital, conducting research and development activities and developing markets. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

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

Revenue Recognition

The Company derives its revenue from the sale of products and services. LAESI product revenue is recognized upon the transfer of title. Consumable product revenue is recognized upon shipment of the product. Service revenue is recognized upon completion of service contracts that are normally short-term in duration. However, where applicable, service revenue is recorded under proportional performance for projects in process to approximate the amount of revenue earned based on the percentage of effort completed.

Shipping and handling costs are included in cost of sales. Shipping and handling costs charged to customers are recorded as revenue in the period the related product sales revenue is recognized.

Warranty Costs

The Company provides for estimated warranty costs at the time product revenue is recognized. As the Company does not currently have historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its products. As of March 31, 2013, the Company recorded accrued warranty expense of $32,500.

Reclassification

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the three months ended March 31, 2012 and for the year ended December 31, 2012 to be consistent with the presentation in the Consolidated Financial Statements for the three months ended March 31, 2013.  This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholder equity.

Total Comprehensive Loss

For the period from inception through March 31, 2013, the Company has a translation loss which represents other comprehensive loss and is included in the Statement of Operations and Total Comprehensive Loss in the financial statements.

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at:

	March 31, 2013	December 31, 2012
French government R&D credit	$273,520	$282,036
Employee loan – current	4,000	4,000
Stock subscription and other	35,080	22,898
Other receivables – current	$312,600	$308,934

Deposits	$22,052	$22,555
Other receivables – noncurrent	$22,052	$22,555

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 24,011,000 and 18,697,000 at March 31, 2013 and December 31, 2012, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

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

In August of 2009, the Company took out a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At March 31, 2013 and December 31, 2012, the balance was $2,725,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

4.	Loans Payable to Stockholders

In December of 2011, the Company borrowed $750,000 in an aggregate principal amount from two board members. The notes accrue simple interest at a rate of 10% per annum and were due and payable 180 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. On June 15, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by 90 days to September 15, 2012. On September 25, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to December 14, 2012. On March 22, 2013, the Company and the note holders further amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share.

In April of 2012, the Company borrowed $640,000 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and were due and payable 90 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. In June and July of 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by 90 days to October 13, 2012. On October 31, 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to January 11, 2012. On March 22, 2013, the Company and the note holders further amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

4.	Loans Payable to Stockholders (continued)

In September of 2012, the Company borrowed $593,216 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and were due and payable 60 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. On November 30, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to February 22, 2013. On March 22, 2013, the Company and the note holders further amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share.

On November 30, 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $915,000 to various board members, their spouses and other related parties. The Notes accrue simple interest at a rate of 10% per annum and are due and payable 60 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. On March 22, 2013, the Company and the note holders further amend the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share.

On January 3, 2013, the Company issued a convertible promissory note in an aggregate principal amount equal to $125,000 to El Coronado Holdings, Inc., an affiliate of Josiah Austin, a director of the Company. The Note accrues simple interest at a rate of 10% per annum and is due and payable on the earlier to occur of (i) April 1, 2013, or (ii) when declared due and payable by the holder upon the occurrence of an event of default. At the option of the holder, each $0.50 of outstanding Principal Amount and accrued unpaid interest is convertible into one share of common stock of the Company at any time after the Issue Date. On May 1, 2013, the Company and El Coronado Holdings, LLC extended the maturity date by 60 days to May 31, 2013.

On January 11, 2013, the Company received an advance equal to an aggregate of $100,000 from Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company. No terms of repayment have been specified on the aforementioned advance as of the filing date.

5.	Obligation Related to the Letter of Credit

On March 6, 2013, the Company entered into that certain Warrant Purchase and Reimbursement Agreement, dated March 6, 2013 (the “Reimbursement Agreement”) with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit, dated February 25, 2013 (the "Letter of Credit") for the benefit of MPR Associates, Inc. ("MPR") for the purpose of guaranteeing an amount equal to $600,000 (the “Purchase Order Amount”) due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (i) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him on behalf of the Company pursuant to the Letter of Credit, up to the Purchase Order Amount and (ii) a warrant to purchase up to 1,100,000 shares of the Company’s common stock. The Letter of Credit will expire on June 30, 2013. On February 26, 2013, MPR drew $300,000 against the Letter of Credit and on March 15, 2013, it drew an additional $300,000 against the Letter of Credit. As of March 31, 2013, $600,000 was due to Steve Antoline in connection with the terms of the Reimbursement Agreement, and $297,000 of the Company’s accounts receivable has been pledged.

6.	Long-term Debt

1)	Note Payable to the West Virginia Development Office

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the West Virginia Development Office. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment. As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Development Office approved a deferral of principal and interest until January 31, 2013. On March 11, 2013, the West Virginia Development Office approved an additional deferral of principal and interest until March 31, 2013. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.	Long-term Debt (continued)

2)	Note Payable to the West Virginia Economic Development Authority

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the West Virginia Economic Development Authority. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

3)	Note Payable to the West Virginia Infrastructure and Jobs Development Council

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the West Virginia Infrastructure and Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Infrastructure and Jobs Development Council approved a deferral of principal and interest until January 31, 2013. On March 11, 2013, the West Virginia Infrastructure and Jobs Development Council approved an additional deferral of principal and interest until March 31, 2013. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

4)	Note Payable to the West Virginia Economic Development Authority

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the West Virginia Economic Development Authority. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248. As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

5)	Note Payable to the West Virginia Infrastructure and Jobs Development Council

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the West Virginia Infrastructure and Jobs Development Council. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249. As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Infrastructure and Jobs Development Council approved a deferral of principal and interest until January 31, 2013. On March 11, 2013, the West Virginia Infrastructure and Jobs Development Council approved an additional deferral of principal and interest until March 31, 2013. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

6)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the West Virginia Jobs Investment Trust Board. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants). As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Jobs Investment Trust Board approved an extension of the Company’s interest payments until January 15, 2013. On March 11, 2013, the West Virginia Jobs Investment Trust Board approved an additional deferral of principal and interest until May 15, 2013.An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.	Long-term Debt (continued)

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the West Virginia Jobs Investment Trust Board. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). On June 18, 2012, the West Virginia Jobs Investment Trust Board signed an addendum to the note agreeing to extend the maturity date by 90 days to October 15, 2012. As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Jobs Investment Trust Board approved an extension of the Company’s interest payments and principal repayment until January 15, 2013. On March 11, 2013, the West Virginia Jobs Investment Trust Board approved an additional deferral of principal and interest until May 15, 2013 and reduced the price of converting into common shares to $0.50 per share. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

8)	Convertible Promissory Note Payable to the West Virginia High Technology Consortium Foundation

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the West Virginia High Technology Consortium Foundation. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note is secured by 50% of equipment costing $447,320. As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia High Technology Consortium Foundation approved a deferral of principal and interest until March 31, 2013. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

9)	Note Payable to the West Virginia Economic Development Authority

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the West Virginia Economic Development Authority. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320. As of March 31, 2013, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until January 31, 2013. On March 8, 2013, the West Virginia Economic Development Authority approved an additional deferral of principal and interest until March 31, 2013. Subsequent to the balance sheet date, the Company has become current on all deferred payments.

10)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of March 31, 2013, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 2.9% to 8.0%. The leases require 36 monthly payments and begin to expire in March 2013 through May 2015. These leases are secured by equipment with an aggregate cost of $560,195. As of March 31, 2013, the Company was in arrears on all four capital leases.

Total debt outstanding as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
1) Note Payable to the WV Development Office	$258,497	$258,497
2) Note Payable to the WVEDA	179,728	179,728
3) Note Payable to the WVIJDC	177,894	177,894
4) Note Payable to the WVEDA	756,217	756,217
5) Note Payable to the WVIJDC	768,259	768,259
6) Note Payable to the WVJITB	280,653	275,045
8) Note Payable to the WVJITB	400,000	400,000
9) Note Payable to the WVHTCF	199,022	191,373
10) Note Payable to the WVEDA	196,983	196,983
11) Capital leases	221,038	253,519
Total	3,438,291	3,457,515
Less: current portion	(1,495,443)	(1,374,489)
Long-term portion	$1,942,848	$2,083,026

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.	Long-term Debt (continued)

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2012 (payment in arrears)	$123,553
2013	$1,231,712
2014	$504,915
2015	$287,768
2016	$253,577
2017	$262,002
2018 & Thereafter	$774,764

7.	Common Stock

The Company is authorized to issue a total of 110,000,000 shares of stock, of which 100,000,000 shares are designated common stock and 10,000,000 shares designated preferred stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of common stock do not have cumulative voting rights. The members of the Board of Directors are elected by the affirmative vote of the holders of a majority of the Company’s outstanding common stock. Common stock issued during the first quarter of 2013 is as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (2)
December 31, 2012 Balance	31,879,247	$.0001	Various	$37,467,400	$529,138	$3,188	$37,993,350
Issuance of stock (includes stock warrants)	4,693,900	.0001	.50	2,346,950	-	470	2,346,480
Issuance of stock (1)	50,000			-	25,000	5	24,995
March 31, 2013 Balance	36,623,147			$39,814,350	$554,138	$3,663	$40,364,825

(1)	Shares issued for services performed
(2)	Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

Pursuant to the terms and conditions of those certain subscription agreements and warrants (the “Offering Documents”) issued in connection with that certain Private Placement Memorandum dated August 6, 2012, at a price of $2.00 per share, the Company issued and sold an aggregate of 352,500 shares of common stock and warrants to purchase up to 176,250 shares of common stock at an exercise price of $2.25. The shares of common stock and warrants issued in connection with the Offering Documents were subject to anti-dilution protection in the event the Company subsequently sold shares of common stock at a price per share that is less than $2.00 per share. The Company has since issued shares at a price equal to $0.50 per share, and therefore, on March 22, 2013, the Board approved the issuance of an additional 1,057,500 shares of common stock and reduced the exercise price of the warrants to $1.12 per share.

8.	Preferred Stock

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.	Stock Options and Stock-based Compensation

In 2002, the Board adopted the 2002 Equity Incentive Plan (“the 2002 Plan”) that governed equity awards to employees, directors and consultants of the Company. Under the Plan, 450,000 shares of common stock were reserved for issuance. From 2006 through 2012, the 2002 Plan was amended several times to increase the total number of shares authorized under the 2002 Plan to 4,150,000 shares. During the first quarter 2013, the Board adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and together with the 2002 Plan (the “Plans”), which governs equity awards to employees, directors and consultants of the Company. Under the 2013 Plan, an additional 5,000,000 shares of common stock have been reserved for issuance.

The types of awards permitted under the Plans include qualified incentive stock options (ISO), non-qualified stock options (NQO), and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,864,750	$1.42	4.00
Granted	1,137,000	$0.53
Exercised	-	-
Cancelled or expired	305,000	$1.50
Outstanding at March 31, 2013	4,696,750	$1.20	4.38

Exercisable at December 31, 2012	2,992,417	$1.39	3.59
Exercisable at March 31, 2013	3,105,123	$1.34	4.22

The following table summarizes information about stock options at March 31, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	171,000			102,250
$0.55	1,050,000			157,291
$0.80	320,000			320,000
$1.25	410,000			410,000
$1.50	2,531,000			1,966,015
$2.00	214,750			149,567
$0.50 - $2.00	4,696,750	4.38	$1.20	3,105,123	$1.34

At March 31, 2013 and December 31, 2012, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.50 as of March 31, 2013 and December 31, 2012. During the year ended December 31, 2012, 225,000 shares were exercised. During the first quarter of 2013, no additional options were exercised.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.	Stock Options and Stock-based Compensation (continued)

The following table summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2013:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2012	872,333	$0.441
Granted	961,459	$0.133
Forfeited	305,000	$0.390
Vested	62,835	$1.133
Nonvested at March 31, 2013	1,591,627	$0.235

The fair value of non-vested options to be recognized in future periods is $373,492, which is expected to be recognized over a weighted average period of 2 years. The total fair value of options vested during the three months ended March 31, 2013 was $76,657 compared to $90,055 for the three months ended March 31, 2012.

Stock-based compensation expense is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Selling, general, and administrative expense	$70,754	$70,794
Research and development expense	5,903	19,261
Total stock-based compensation expense	$76,657	$90,055

The weighted average grant-date fair value of options granted during the three months ended March 31, 2013 was $0.112 and for the three months ended March 31, 2012 was $0.573 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months Ended
	March 31, 2013	March 31, 2012
Risk-free interest rate	0.14%	1.56%
Volatility factor	24.34%	24.01%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on an average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

10.	Stock Warrants

Since 2008 through 2013, the Company has issued warrants to purchase shares of common stock in connection with common stock issuances. The warrants are exercisable for five years from date of issuance and are exercisable at exercise prices that range from $1.10 to $2.25 per share.

In November 2009, the Company issued stock warrants to four board members in exchange for personal guarantees on a bank line of credit (See Note 3, Bank Line of Credit). The warrants are exercisable for five years from date of issuance. The warrant allows the four holders the ability to purchase an additional 375,000 shares of common stock. The exercise price is $2.00 per share.

In March 2012, the Company issued stock warrants in connection with the issuance of a Convertible Debenture to the West Virginia Jobs Investment Trust Board (see Note 6, Long-term Debt). The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 72,500 shares of common stock. The exercise price is $2.25 per share.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

10.	Stock Warrants (continued)

In April 2012, the Company issued stock warrants in connection with the issuance of a Convertible Debenture to the West Virginia Jobs Investment Trust Board (see Note 6, Long-term Debt). The warrant is exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 88,889 shares of common stock. The exercise price is $2.25 per share.

During 2013, the Company issued stock warrants to a placement agent as commission for stock closing in connection with two private placement offerings. The placement agent earned warrants to purchase 223,570 shares of common stock. Additionally, the Company issued 1,100,000 stock warrants in connection with the Reimbursement Agreement with Steve Antoline, a director of the Company (see Note 5, Obligation Related to the Letter of Credit.)

As of March 31, 2013, warrants to purchase 19,664,814 shares of common stock were outstanding and exercisable.

11.	Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns.

The Company adopted ASC 740-10 Income Taxes effective January 1, 2007. The adoption of ASC 740-10 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no changes to unrecognized tax benefits during 2012 or the first three months of 2013. The tax years 2009 through 2012 remain open to review by various taxing authorities.

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

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforwards total approximately $43,600,000 and $41,500,000 at March 31, 2013 and December 31, 2012, respectively.

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

Year ending December 31:	Future required minimum lease payments
2013	$484,206
2014	$256,823
2015	$173,268
2016	$167,628
2017	$41,907

Rent expense totals $109,498 for the three month period ended March 31, 2013, compared to $75,400 for the three months ended March 31, 2012.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

13.	Retirement Plan

The Company provides a 401(k) Profit Sharing Plan (“401(k) Plan”) for elective deferrals whereby participants can defer up to 100% of their wages not to exceed a maximum dollar amount determined by the Federal Government each year. The Company, at its discretion, can make matching contributions to the 401(k) Plan. The Company may also make qualified non-elective contributions to participants who are not highly compensated employees. All employees meeting age and hours of service requirements are eligible to participate in the 401(k) Plan beginning their first full month of service. Participants become vested in employer contributions on a graduated scale with full vesting after five years. No company contributions have yet been made.

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of March 31, 2013.

Warranty Obligations

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. As of March 31, 2013, the Company recorded accrued warranty expense of $32,500.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

14.	Commitments and Contingencies (continued)

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

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties of 5% on the net revenues resulting from the sale of products and services that utilize the GWU subject technology.

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

AGREEMENT WITH VIRGINIA TECH (VT)

In 2010, the Company entered into an agreement with VT for the exclusive option to license technology in development in the laboratory of Rafael Davalos, PhD., which is intended to enable the separation of specific cell populations, such as cancer cells, in blood and other fluids. It also has an exclusive license to the IRAK-1 compound as a regulator of diseases and disorders in the lab of Liwu Li, PhD. Per the licensing agreements, the Company may be required to pay milestone payments of $12,500 during 2013.

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER SAS (Mayoly)

In May 2009, the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Mayoly, a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1 million Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the Government of France. As of March 31, 2013 and December 31, 2012, based on estimated expenditures by both companies and the anticipated sharing of expenditures, the Company estimates that it owed approximately $35,000 and $36,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

14.	Commitments and Contingencies (continued)

Engineering and Design Services

The Company has approximately $79,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology. These amounts relate to production of instruments. At March 31, 2013, the Company recorded approximately $126,217 in accrued expenses owed to MPR.

The Company has approximately $182,000 in outstanding commitments with Bridger Photonics for lasers related to the LAESI technology. At March 31, 2013, the Company did not have a related accrual for Bridger.

15.	Evaluation of Subsequent Events

Common Stock

Subsequent to the quarter ended March 31, 2013, in connection with a private placement offering, the Company issued and sold, at a price of $0.50 per share, an aggregate of 1,785,000 shares (the "Shares") of the Company’s common stock and warrants ("Investor Warrants") to purchase 1,338,750 shares of common stock for aggregate gross proceeds of $892,500 to accredited investors pursuant to the terms and conditions of those certain Securities Purchase Agreements (the "SPAs"). The Investor Warrants are exercisable for a term of five years from the issue date of the Investor Warrants, and each purchaser has the right to purchase the number of shares of common stock equal to 75% of the number of Shares purchased by such investor, at an exercise price of $1.10 per share. The Company paid cash commissions equal to an aggregate of $70,875 to the placement agent in connection with the sale of the Shares and the Investor Warrants. In addition, the Company issued to designees of the placement agent, five-year warrants to purchase 164,150 shares of common stock at an exercise price of $1.10 per share, on terms and conditions that are substantially similar to the terms and conditions of the Investor Warrants.

On April 5, 2013, the Company issued and sold an aggregate of 280,000 shares (the "El Coronado Shares") of the Company’s common stock and a warrant (as defined below) to purchase 210,000 shares of common stock for aggregate gross proceeds of $140,000 to El Coronado Holdings, LLC ("El Coronado") in accordance with the terms and conditions of that certain Securities Purchase Agreement, dated April 5, 2013 (the "El Coronado SPA"). The warrant (the “El Coronado Warrant”) is exercisable for a term of five years from the issue date of the El Coronado Warrant, at an exercise price of $1.10 per share. The Company paid cash commissions equal to $11,200 in connection with the sale of the El Coronado Shares and the El Coronado Warrant. Josiah Austin is a director of the Company and the managing member of El Coronado with voting and investment control over the securities of the Company owned of record by El Coronado and therefore deemed to beneficially own the securities of the Company owned of record by El Coronado.

On April 5, 2013, the Company issued an aggregate of 150,000 shares of common stock and a warrant to purchase up to 187,500 shares of common stock at an exercise price of $1.10 per share to a consultant (which is a shareholder) and certain designees pursuant to the terms of a Consulting Agreement, dated March 25, 2013, by and between the Company and the consultant.

On April 15, 2013, pursuant to the terms of a Consulting Termination Agreement, the Company agreed to terminate that certain Consulting Agreement, dated April 1, 2012 (the “IR Consulting Agreement”) and issue an aggregate of 48,000 shares of common stock in satisfaction of up to $24,000 due to the consultant pursuant to the IR Consulting Agreement with respect to investor relations services provided by the consultant to the Company.

On April 17, 2013, the Company issued an aggregate of 150,000 shares of common stock to certain stockholders in connection with anti-dilution rights applicable to such investor’s investment. In addition, the exercise price of the warrants issued to such investors in connection with the anti-dilution rights was reduced from $2.25 to $1.12 per share.

On April 23, 2013, the Company issued 1,360,000 shares of the Company’s common stock and warrants to purchase 1,020,000 shares of common stock to certain accredited investors for aggregate gross proceeds equal to $680,000. The warrants are exercisable for a term of five years from the issue date of the warrants, and each purchaser has the right to purchase the number of shares of common stock equal to 75% of the number of Shares purchased by such investor, at an exercise price of $1.10 per share. Cash commissions were not paid in connection with the sale of the shares and warrants.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

15.	Evaluation of Subsequent Events (continued)

On May 8, 2013, the Company issued 1,700,000 shares of the Company’s common stock and warrants to purchase 1,275,000 shares of common stock to certain accredited investors for aggregate gross proceeds equal to $850,000. The warrants are exercisable for a term of five years from the issue date of the warrants, and each purchaser has the right to purchase the number of shares of common stock equal to 75% of the number of Shares purchased by such investor, at an exercise price of $1.10 per share. Cash commissions were not paid in connection with the sale of the shares and warrants.

Related Party Note

On May 1, 2013, the Company and El Coronado Holdings, LLC extended the maturity date of the January 3, 2013 convertible promissory note an additional 60 days to May 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Protea Biosciences Group, Inc. (“we”, “us”, “our”, “Protea” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and; therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

We were originally incorporated under the name SRKP 5, Inc. in the State of Delaware on May 24, 2005 and were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.

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

Protea operates in the field of bioanalytics. Bioanalytics is the identification and characterization of proteins and other biomolecules, which are the products of all living cells and life forms. The Company is applying its technology to the development of a new generation of products and services that enable comprehensive, real-time analysis of living cells, thereby providing data that helps to define normal and disease processes. We believe this will, in turn, support the next generation of medical research and pharmaceutical development. Protea’s technologies seek to enable the discovery and analysis of the proteins and other biomolecules that regulate the biological functions of the human body and all other forms of life. This is a critical area of research, because most biological functions are carried out by proteins, and the discovery of proteins that are associated with specific diseases can lead to the development of new pharmaceuticals, designed to block the proteins’ aberrant biological activities. In 2012, the Company opened a dedicated Mass Spectrometry Imaging Center (MSIC) at their facility in Morgantown, WV. This MSIC offers access to advanced biomolecular imaging capabilities, including ultra-high resolution mass spectrometry coupled with Protea’s revolutionary LAESI platform.

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

LAESI DP 1000 Instrument platform, software and consumables

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

During the first quarter of 2013, the Company sold two LAESI units and an additional six units are being produced.

Bioanalytical Consumable Products

This product group encompasses consumable products used in bioanalytical mass spectrometry, including a family of proprietary reagents, known as Progenta™ surfactants, that can rapidly remove proteins out of biological samples and into liquid phase, preparing them for analysis by mass spectrometry; single use products, including pipette tips and 96 well plates, that employ a novel chemistry technique, known as monolith chemistry, which enables recovery of proteins from solutions, as well as removal of salts, thereby improving the quality of analysis of the proteins by mass spectrometry; and, an extensive line of protein mass spectrometry standards, which provide defined and characterized proteins representing different protein structures and classes in order to improve the reproducibility of a researcher’s bioanalytical mass spectrometry results.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We earned revenue of $481,615 and $179,494 for the three month period ended March 31, 2013 and March 31, 2012, respectively, an increase of $302,121, or approximately 168%. During the first quarter 2013, the Company sold two LAESI DP-1000 instruments. As a result, these sales represent the largest portion of the increase in revenue.

Selling, general and administrative expenses totaled $2,047,633 for the three months ended March 31, 2013 compared to $1,883,925 for the three months ended March 31, 2012, an increase of $163,708 or approximately 9%. The increase in selling, general and administrative expenses relates largely to an increase in cost of goods and services sold, which is partially off-set by a reduction in personnel costs.

Research and development expense totaled $863,603 for the three months ended March 31, 2013, compared to research and development expense of $1,143,759 for the three months ended March 31, 2012, a decrease of $280,156 or approximately 25%. Research and development expenses primarily include costs associated with the development of the LAESI technology. Research and development expenses have decreased as the Company has transitioned from development to production of the LAESI technology.

Loss from operations totaled $2,429,621 for the three months ended March 31, 2013, compared to a loss from operations of $2,848,190 for the three months ended March 31, 2012, a decrease of $418,569 or approximately 15%.

During the three months ended March 31, 2013, we had other expense of $176,206 as compared to other expense for the three months ended March 31, 2012 of $83,064. During 2012, the Company relied on related party debt to fund operations. As a result, interest expense increased $72,711 or 85% for the three months ended March 31, 2013 as compared to prior year due to the rise in related party debt.

After foreign currency translation adjustments of ($11,520) and ($34,346), respectively, we had a total comprehensive loss of $2,617,347, or ($0.08) per share, for the three months ended March 31, 2013 as compared to a total comprehensive loss of $2,965,600, or ($0.11) per share, for the three months ended March 31, 2012.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We have a credit facility of $3,000,000 with United Bank, Inc. with a balance of $2,725,000 outstanding as of March 31, 2013. Interest is payable monthly and the loan is due on demand. In 2009 and 2010, we borrowed a total of $2,285,261 for the purchase of equipment from the West Virginia Economic Development Authority (WVEDA) and the West Virginia Water Development Authority. These loans have 10 year terms and interest rates ranging from 3.25% to 4%. In 2012, we borrowed a total of $400,000 for the purchase of equipment from the WVEDA and the West Virginia High Technology Consortium Foundation (WVHTC Foundation). The WVEDA loan has a 10 year term and an interest rate of 2%. The WVHTC Foundation loan has a 30-month term and an interest rate of 8%. Between 2011 and 2013, we borrowed $3,123,216 from various board members and spouses. The notes have various terms and accrue simple interest at a rate of 10% per annum.

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

As of March 31, 2013, we had total current assets equal to $1,456,346, comprised of $89,078 in cash and cash equivalents, $403,913 in trade accounts receivable, $312,600 in other receivables, $600,713 in inventory and $50,042 in prepaid expenses. This compares with total current assets at December 31, 2012 equal to $1,399,012 comprised of $27,604 in cash and cash equivalents, $127,721 in trade accounts receivable, $308,934 in other receivables, $905,186 in inventory and $29,567 in prepaid expenses.  The Company's total current liabilities as of March 31, 2013 were equal to $10,389,657, comprised of $1,495,443 in current maturities on long term debt, $1,241,012 in trade accounts payable, $2,725,000 in connection with the United Bank, Inc. line of credit, $3,123,216 in loans payable to shareholders $600,000 in the obligation related to the Letter of Credit and $1,204,986 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2012 were equal to $10,032,836, comprised of $1,374,489 in current maturities on long term debt, $2,270,671 in trade accounts payable, $2,725,000 in connection with United Bank, Inc. line of credit, $2,898,216 in loans payable to shareholders and $764,460 in other payables and accrued expenses.

Our working capital deficit at March 31, 2013 was $8,933,311 as compared to a working capital deficit of $8,633,824 at December 31, 2012.  The increase in working capital deficit was $299,487 from December 31, 2012 to March 31, 2013.

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2013 decreased $212,849, or 9% from $2,475,049 for the three month period ended March 31, 2012 to $2,262,200. Net cash used in operating activities during the three month period ended March 31, 2013 was primarily the result of a net loss of $2,605,827. Net loss was adjusted for non-cash items such as depreciation and amortization of $204,752, non-cash compensation of $76,657, issuance of stock for services of $25,000, accretion of convertible debenture discount of $5,608 and loss on disposal of fixed assets of $16,100. We also had a decrease in trade inventory of $304,473, and trade accounts payable of $1,029,659. We also had an increase in trade accounts receivable of $276,192, in other receivables of $3,163, in prepaid assets of $20,475, in obligation related to the Letter of Credit of $600,000 and in other payables and accrued expenses of $440,526.

Investing Activities

Net cash used in investing activities during the three month period ended March 31, 2013 was $9,500, which was for equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the three month period ended March 31, 2012 was $162,096 and was also used for equipment purchases.

Financing Activities

Cash provided by financing activities during the three month period ended March 31, 2013 was $2,344,694, which was the result of net proceeds of $2,144,526 from the sale of our common stock and proceeds of $225,000 from the issuance of related party debt. This was offset by $24,832 used in the repayment of long-term debt. Cash provided by financing activities during the three month period ended March 31, 2012 was $2,367,368, which was the result of the net proceeds of $2,049,363 from the sale of our common stock and proceeds of $390,000 from the issuance of short and long-term debt. This was offset by $71,995 used in the repayment of long-term debt.

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

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized when title passes, which is typically upon shipment of the product. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of March 31, 2013 and 2012, we had no deferred revenue that related to future periods.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is $863,603 and $1,143,759, respectively, for the three month periods ended March 31, 2013 and March 31, 2012.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 24,011,000 and 18,697,000 for the three month period ended March 31, 2013 and year ended December 31, 2012, respectively.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Warrants

In connection with an offering (the “Offering”) of up to 6,000,000 shares (the “Shares”) of the Company’s common stock, and warrants (the “Investor Warrants”) to purchase up to 4,500,000 shares of common stock (the “Warrant Shares”), exercisable at an exercise price of $1.10 per share (the “Exercise Price”), during the quarter ended March 31, 2013, the Company issued and sold an aggregate of 3,323,900 shares of common stock and warrants to purchase 2,492,925 shares of common stock for aggregate gross proceeds of $1,661,950 to accredited investors. The Investor Warrants are exercisable for a term of five years from the issue date of the Investor Warrants, and each purchaser has the right to purchase the number of shares of common stock equal to 75% of the number of Shares purchased by such investor, at an exercise price of $1.10 per share. The Company paid cash commissions equal to an aggregate of $107,625 and agreed to issue warrants (the "Placement Agent Warrants") to purchase an aggregate of 164,150 shares of common stock to the placement agent in connection with the sale of the Shares and Investor Warrants on terms and conditions that are substantially similar to the terms and conditions of the Investor Warrants.

The Shares, Investor Warrants and Placement Agent Warrants (the “Securities”) issued in connection with the Offering were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Securities.

On March 6, 2013, the Company issued a warrant (the “Antoline Warrant”) to an affiliate of Steve Antoline, a director of the Company, to purchase up to 1,100,000 shares of the Company’s common stock at an exercise price of $1.10 per share pursuant to that certain Warrant Purchase and Reimbursement Agreement, dated March 6, 2013 by and between the Company and Steve Antoline (the “Reimbursement Agreement”), a director of the Company, as consideration for Mr. Antoline’s agreement to issue a letter of credit for the benefit of MPR Associates, Inc. for the purpose of guaranteeing an amount equal to $600,000 due by the Company to MPR in connection with the production of certain LAESI instruments. The Antoline Warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that it was issued to an accredited investor and the Company did not engage in any general solicitation, the purchaser was the sole offeree and had full access to all information concerning the Company that was requested. No commissions were paid in connection with the issuance of the Antoline Warrant.

On March 21, 2013, the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with El Coronado Holdings, LLC (“El Coronado”) an entity of which Josiah Austin, a director, is managing member, pursuant to which El Coronado was granted an option to purchase, through May 31, 2013, up to 6,000,000 shares of common stock and warrants to purchase up to 4,500,000 shares of common stock at a purchase price of $0.50 per share for an aggregate purchase price equal to $3,000,000 pursuant to which the Company issued 1,370,000 shares of common stock (the “El Coronado Shares”) and warrants to purchase 1,027,500 shares of common stock (the “El Coronado Warrants”) for aggregate gross proceeds of $685,000. The El Coronado Warrants are exercisable at an exercise price of $1.10 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof. The El Coronado Shares and Warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that they were issued to an accredited investor and the Company did not engage in any general solicitation. The Company paid cash commissions equal to $54,800 in connection with the issuance of the El Coronado Shares and El Coronado Warrants.

Promissory Notes

On January 3, 2013, the Company issued to El Coronado Holdings, LLC for an aggregate purchase price equal to $125,000 (1) a convertible promissory note in an aggregate principal amount equal to $125,000 (the “El Coronado Note”) and (2) a warrant to purchase 187,500 shares of common stock of the Company (the “El Coronado Note Warrant”). The note accrues simple interest at a rate of 10% per annum and is due and payable on the earlier to occur of (i) April 1, 2013, or (ii) when declared due and payable by the holder upon the occurrence of an event of default. The warrant is exercisable at an exercise price of $1.10 per share any time after the Issue Date until the earlier of (i) a Qualified Public Offering (as such term is defined in the warrant) or (ii) 5:00 p.m. EST on the fifth anniversary of the issue date. As of the date hereof the entire principal amount remains outstanding and no amounts have been paid on the note. On May 1, 2013, the Company and El Coronado Holdings, LLC extended the maturity date by 60 days to May 31, 2013. The El Coronado Note and El Coronado Note Warrant were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that they were issued to an accredited investor and the Company did not engage in any general solicitation, the purchaser was the sole offeree and had full access to all information concerning the Company that was requested. The Company paid cash commissions equal to $10,000 in connection with the issuance of the El Coronado Note and El Coronado Note Warrant.

Options

During the quarter ended March 31, 2013, the Company granted options to purchase an aggregate of 87,000 shares of common stock in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.50 per share and 1,050,000 shares of common stock in accordance with the 2013 Equity Incentive Plan at an exercise price of $0.55 per share.

Consulting Agreement

On March 25, 2013, the Company entered into a consulting agreement (the “Consulting Agreement”) with an existing shareholder to provide business and management consulting services pursuant to which the Company agreed to issue to the consultant and its designees an aggregate of 300,000 shares of common stock and five year warrants to purchase up to 375,000 shares of common stock at an exercise price of $1.10 per share, of which 50% of the shares of common stock and warrants were payable upon execution of the Consulting Agreement and the balance is payable on the one year anniversary of the Consulting Agreement. On April 5, 2013, the Company issued an aggregate of 150,000 shares of common stock and a warrant to purchase up to 187,500 shares of common stock to the consultant. The shares of common stock and warrants issued pursuant to the Consulting Agreement were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that they were issued to an accredited investor, the Company did not engage in any general solicitation, the purchaser was the sole offeree and had full access to all information concerning the Company that was requested. No cash commissions were paid in connection with the issuance of the securities pursuant to the Consulting Agreement.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

From April 23, 2013 to May 8, 2013, the Company has issued an aggregate of 3,060,000 shares of the Company’s common stock and warrants to purchase an aggregate of 2,295,000 shares of common stock to certain accredited investors (the “April and May Investors”) for aggregate gross proceeds equal to $1,530,000 pursuant to the terms and conditions of a Securities Purchase Agreement and a warrant. The warrants are exercisable for a term of five years from the issue date, and each purchaser has the right to purchase the number of shares of common stock equal to 75% of the number of Shares purchased by such investor, at an exercise price of $1.10 per share. The shares and warrants are subject to certain anti-dilution rights in accordance with the terms of the Securities Purchase Agreement, if at any time after the issue date of the securities through December 31, 2013, the Company issues or sells any additional shares of common stock at a purchase price less than $0.50 per share. The shares and warrants were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act in that they were issued to accredited investors, the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Securities, and the Company was available to answer any questions by and purchaser. Cash commissions were not paid in connection with the sale of the shares and warrants.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
4.1	Warrant to Purchase Common Stock of the Company (incorporated by reference to the registrant’s Form 8-K filed on March 27, 2013).
4.2	Warrant to Purchase Common Stock of the Company issued to El Coronado Holdings, LLC in connection with the Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on January 9, 2013).
4.3	Warrant to Purchase Common Stock of the Company issued to El Coronado Holdings, LLC (incorporated by reference to the registrant’s Form 8-K filed on March 27, 2013).
4.4	Convertible Promissory Note issued to El Coronado Holdings, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 9, 2013).
4.5*	Warrant to Purchase Common Stock of the Company issued to Summit Resources, Inc. in connection with Warrant and Reimbursement Agreement.
4.6*	Form of Placement Agent Warrant issued in connection with the Offering.
4.7*	Form of Warrants to Purchase Common Stock issued to April and May Investors.
10.1	Form of Securities Purchase Agreement executed by investors in the Offering (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 24, 2013).
10.2	Securities Purchase Agreement executed by Josiah T. Austin on behalf of El Coronado Holdings, LLC and the Company (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 27, 2013).
10.3*	Warrant and Reimbursement Agreement, dated March 6, 2013 by and between the Company and Steve Antoline.
10.4*	2013 Equity Incentive Plan
10.5*	Form of Securities Purchase Agreement by and between the Company and the April and May investors.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: May 10, 2013	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer

