Form 10-Q
period 2013-06-30
Protea Biosciences Group, Inc.
filed 2013-08-09
CIK 1335103

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,536,846 shares of common stock, par value $.0001 per share, outstanding as of August 9, 2013.

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

The results for the period ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2013.

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
See Accompanying Notes to Financial Statements

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$308,632	$27,604
Restricted cash	-	-
Trade accounts receivable	228,439	127,721
Other receivables	35,226	308,934
Inventory	607,632	905,186
Prepaid expenses	57,269	29,567
Total current assets	1,237,198	1,399,012

Property and equipment, net	2,558,332	2,790,464

Other noncurrent assets	22,293	22,555

Total Assets	$3,817,823	$4,212,031
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities on short and long-term debt	$1,294,237	$1,374,489
Accounts payable	1,068,946	2,270,671
Bank line of credit	2,725,000	2,725,000
Loans payable to stockholders	3,673,216	2,898,216
Obligation related to the letter of credit	443,940	-
Other payables and accrued expenses	1,127,444	764,460
Total current liabilities	10,332,783	10,032,836

Long-term debt - net of current portion	1,815,025	2,083,026
Commitments and contingencies (see Notes)	-	-
Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 200,000,000 shares authorized; 42,196,147 and 31,879,247 shares issued and outstanding at June 30, 2013 and December 31, 2012)	4,220	3,188
Additional paid in capital	44,008,145	39,074,062
Deficit accumulated during development stage	(52,336,637)	(46,974,678)
Accumulated other comprehensive income (loss)	(5,713)	(6,403)
Total Stockholders' Equity (Deficit)	(8,329,985)	(7,903,831)

Total Liabilities and Stockholders' Equity	$3,817,823	$4,212,031

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations and Total Comprehensive Loss (Unaudited)
See Accompanying Notes to Financial Statements

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Period from July 13, 2001 (date
	2013	2012	2013	2012	of inception) to June 30, 2013

Gross revenue	$277,991	$223,963	$759,606	$403,456	$4,252,461

Selling, general, administrative expenses	(2,023,630)	(1,813,395)	(4,071,263)	(3,697,320)	(26,779,224)
Research and development expense	(844,532)	(857,018)	(1,708,135)	(2,000,776)	(27,469,934)
Loss from operations	(2,590,171)	(2,446,450)	(5,019,792)	(5,294,640)	(49,996,697)

Other income (expense):
Interest and exchange income (expense)	8,602	(6,280)	6,424	(3,800)	49,342
Interest expense	(174,563)	(143,144)	(332,818)	(228,688)	(2,363,272)
Gain on debt settlement	-	-	-	-	13,834
Loss on asset disposal	-	-	(15,773)	-	(39,844)
Total other income (expense)	(165,961)	(149,424)	(342,167)	(232,488)	(2,339,940)

Loss before income taxes	(2,756,132)	(2,595,874)	(5,361,959)	(5,527,128)	(52,336,637)
Income taxes	-	-	-	-	-

Net loss	(2,756,132)	(2,595,874)	(5,361,959)	(5,527,128)	(52,336,637)
Foreign currency translation adjustment	12,210	12,266	690	(22,080)	(5,713)
Total comprehensive loss	$(2,743,922)	$(2,583,608)	$(5,361,269)	$(5,549,208)	$(52,342,350)

Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.14)	$(0.20)	$(4.39)
Weighted average number of shares outstanding - basic and diluted	40,866,191	28,084,109	37,709,434	27,720,180	11,935,002

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
See Accompanying Notes to Financial Statements

				Deficit	Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Development Stage	Income (Loss)	(Deficit)
December 31, 2012	31,879,247	$3,188	$39,074,062	$(46,974,678)	$(6,403)	$(7,903,831)

Issuance of stock for cash at $0.50 per share (net of issuance costs of $302,675)	9,966,900	997	4,679,778	-	-	4,680,775
Issuance of stock for services	200,000	20	99,980	-	-	100,000
Issuance of stock under anti-dilution provision	150,000	15	(15)	-	-	-
Stock-based compensation expense	-	-	154,340	-	-	154,340
Net loss	-	-	-	(5,361,959)	-	(5,361,959)
Foreign currency translation adjustment	-	-	-	-	690	690
June 30, 2013	42,196,147	$4,220	$44,008,145	$(52,336,637)	$(5,713)	$(8,329,985)

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows (Unaudited)
See Accompanying Notes to Financial Statements

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,	Period from July 13, 2001 (date
	2013	2012	of inception) to June 30, 2013
Cash flows from operating activities:
Net loss	$(5,361,959)	$(5,527,128)	$(52,336,637)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	412,184	488,658	4,810,678
Non-cash compensation	154,340	173,181	1,764,550
Issuance of common stock and warrants for services	100,000	-	629,138
Issuance of common stock for accrued interest	-	68,250	461,200
Accretion of convertible debenture discount	11,216	29,921	204,344
Loss on disposal of fixed assets	16,009	-	40,080
Bad debt expense	-	-	30,032
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(100,718)	(49,696)	(258,471)
Prepaid expenses	(27,702)	67,271	(57,369)
Other receivables	273,971	291,748	344,875
Inventory	297,554	(544,521)	(607,632)
Increase (decrease)
Trade accounts payable	(1,201,726)	552,266	1,188,453
Obligation related to the Letter of Credit	443,940	-	443,940
Other payables and accrued expenses	362,984	279,633	1,127,443
Net cash used in operating activities	(4,619,907)	(4,170,417)	(42,215,376)

Cash flows from investing activities:
Movement in restricted cash	-	49,979	-
Purchase of and deposits on equipment	(196,061)	(391,689)	(4,687,535)
Proceeds from sale of equipment	-	-	47,450
Net cash used in investing activities	(196,061)	(341,710)	(4,640,085)

Cash flows from financing activities:
Net advances on bank line of credit	-	-	2,725,000
Proceeds from sale of common stock	4,680,775	2,973,946	30,448,785
Proceeds from short and long-term debt	-	1,090,000	11,630,000
Proceeds from shareholder debt	775,000	690,000	4,173,216
Repayment of long-term debt	(359,469)	(257,877)	(1,802,808)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	5,096,306	4,496,069	47,169,806

Effect of exchange rate changes on cash	690	(22,080)	(5,713)

Net increase (decrease) in cash	281,028	(38,138)	308,632
Cash, beginning of period	27,604	505,277	-

Cash, end of period	$308,632	$467,139	$308,632

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$224,967	$184,152	$1,468,080

Supplemental disclosure of non-cash investing and financing activities:
Equipment financed through finance company debt	$-	$72,635	$2,790,907
Debt converted to company stock	$-	$-	$9,628,710
Stock subscription	$-	$21,347	$-

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

PBI is an emerging biotechnology company incorporated in Delaware in July 2001, and based in Morgantown, West Virginia. The Company is engaged in developing and commercializing proprietary life science technologies, products and services that are used to recover and identify proteins in biological samples.  Through its wholly-owned French subsidiary, the Company has a joint development arrangement with Laboratoires Mayoly Spindler SAS to develop a recombinant biopharmaceutical product.

The interim consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and June 30, 2012, and the cash flows for the six month periods ended June 30, 2013 and June 30, 2012. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2012, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2012 year-end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at June 30, 2013 of approximately $52 million and at December 31, 2012 of approximately $47 million. The Company has funded its activities to date almost exclusively from debt and equity financings.  The Company will continue to require substantial funds to advance the research and development of its core technologies, to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue development of its recombinant pharmaceutical compound.

Management intends to meet its operating cash flow requirements primarily from the sale of equity and debt securities. The Company seeks additional capital through sales of equity securities or convertible debt and, if appropriate, to pursue partnerships to advance various research and development activities. The Company may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to theirs.

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

Shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling costs charged to customers are recorded as revenue in the period the related product sales revenue is recognized.

Warranty Costs

The Company provides for estimated warranty costs at the time product revenue is recognized.  As the Company does not currently have historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its products.  As of June 30, 2013, the Company recorded accrued warranty expense of $48,750. The Company did not incur accrued warranty expense for the year ended December 31, 2012.

Reclassification

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the six months ended June 30, 2012 to be consistent with the presentation in the Consolidated Financial Statements for the six months ended June 30, 2013. This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholder equity.

Total Comprehensive Loss

For the period from inception through June 30, 2013, the Company has a translation loss which represents other comprehensive loss and is included in the Statement of Operations and Total Comprehensive Loss in the financial statements.

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at:

	June 30, 2013	December 31, 2012
French government R&D credit	$-	$282,036
Employee loan – current	3,600	4,000
Stock subscription and other	31,626	22,898
Other receivables – current	$35,226	$308,934

Deposits	$22,293	$22,555
Other receivables – noncurrent	$22,293	$22,555

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.    Summary of Significant Accounting Policies (continued)

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 27,202,000 and 18,697,000 at June 30, 2013 and December 31, 2012, respectively.

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

3.    Bank Line of Credit

In August of 2009, the Company received a line of credit of up to $3,000,000 and is payable on demand.  The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%.  The line of credit is subject to an annual review and certain covenants.  At June 30, 2013 and December 31, 2012, the balance was $2,725,000 with interest payable at 5.87% and all covenants had been met.  Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

4.    Loans Payable to Stockholders

In December of 2011, the Company borrowed $750,000 in an aggregate principal amount from two board members.  The notes accrue simple interest at a rate of 10% per annum and were due and payable 180 days from the date of issue.  At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. On June 15, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by 90 days to September 15, 2012. On September 25, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to December 14, 2012. On March 22, 2013, the Company and the note holders further amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share.  Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the note holders agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue additional five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share. The Company was notified of conversion prior to June 30, 2013 and the related warrants and shares were issued on July 23, 2013.  (See Note 15, Subsequent Events.)

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

4.    Loans Payable to Stockholders (continued)

In April of 2012, the Company borrowed $640,000 in an aggregate principal amount from various board members and their spouses. The notes accrue simple interest at a rate of 10% per annum and were due and payable 90 days from the date of issue.  At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share.  In June and July of 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by 90 days to October 13, 2012. On October 31, 2012, the note holders signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to January 11, 2012. On March 22, 2013, the Company and the note holders further amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share.   Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the note holders agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue additional five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share. The Company was notified of conversion prior to June 30, 2013 and the related warrants and shares were issued on July 23 and 29, 2013.  (See Note 15, Subsequent Events.)

In September of 2012, the Company borrowed $593,216 in an aggregate principal amount from various board members and their spouses.  The notes accrue simple interest at a rate of 10% per annum and were due and payable 60 days from the date of issue.  At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share.  On November 30, 2012, the board members signed addendums to the notes agreeing to extend the maturity date by an additional 90 days to February 22, 2013. On March 22, 2013, the Company and the note holders further amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share.    Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the note holders agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue additional five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share. The Company was notified of conversion of all but one note prior to June 30, 2013 and the related warrants and shares were issued on July 23, 2013. Subsequent to the balance sheet date, the Company along with one board member and his spouse agreed to further extend one note for $20,000 until December 31, 2013.  (See Note 15, Subsequent Events.)

On November 30, 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $915,000 to various board members, their spouses and other related parties. The Notes accrue simple interest at a rate of 10% per annum and are due and payable 60 days from the date of issue.  At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share.  On March 22, 2013, the Company and the note holders further amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share. Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the note holders agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue additional five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share. The Company was notified of conversion prior to June 30, 2013 and the related warrants and shares were issued on July 23, 2013. (See Note 15, Subsequent Events.)

On January 3, 2013, the Company issued a convertible promissory note in an aggregate principal amount equal to $125,000 to El Coronado Holdings, Inc., an affiliate of Josiah Austin, a director of the Company.  The Note accrues simple interest at a rate of 10% per annum and is due and payable on the earlier to occur of (i) April 1, 2013, or (ii) when declared due and payable by the holder upon the occurrence of an event of default.  At the option of the holder, each $0.50 of outstanding Principal Amount and accrued unpaid interest is convertible into one share of common stock of the Company at any time after the Issue Date.  On May 1, 2013, the Company and El Coronado Holdings, LLC extended the maturity date by 60 days to May 31, 2013. Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the note holders agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue additional five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share. The Company was notified of conversion prior to June 30, 2013 and the related warrants and shares were issued on July 23, 2013. (See Note 15, Subsequent Events.)

On January 11, 2013, the Company received an advance equal to an aggregate of $100,000 from Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company.  Subsequent to the balance sheet date, the Company issued 200,000 shares of common stock at $0.50 per share for the advanced funds.  (See Note 15, Subsequent Events.)

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

4. Loans Payable to Stockholders (continued)

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase up to an aggregate of 250,000 shares of common stock for each $150,000 borrowed of common stock at an exercise price of $1.10 per share for up to a maximum of 1,000,000 shares of common stock as consideration for up to $600,000 in advances made or to be made to the Company as consideration for advances of up to $600,000 of which $550,000 was advanced to the Company as of June 30, 2013. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument beginning with the sale of the fourth LAESI instrument sold following the effective date shall be used to repay the principal amounts due under the Summit Note. The Company issued 916,667 stock warrants in connection with the Summit Agreement as of August 6, 2013.

5.    Obligation Related to the Letter of Credit

On March 6, 2013,  the Company entered into that certain Warrant Purchase and Reimbursement Agreement, dated March 6, 2013 (the “Reimbursement Agreement”) with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit, dated February 25, 2013 (the "Letter of Credit") for the benefit of MPR Associates, Inc. ("MPR") for the purpose of guaranteeing an amount equal to $600,000 (the “Purchase Order Amount”) due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (i) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him on behalf of the Company pursuant to the Letter of Credit, up to the Purchase Order Amount and (ii) a warrant to purchase up to 1,100,000 shares of the Company’s common stock, issued to an affiliate of Mr. Antoline. The Letter of Credit expired on June 30, 2013. On February 26, 2013, MPR drew $300,000 against the Letter of Credit and on March 15, 2013, it drew an additional $300,000. As of June 30, 2013, $443,940 was due to Steve Antoline in connection with the terms of the Reimbursement Agreement, and $139,000 of the Company’s accounts receivable has been pledged.  On June 14, 2013, the Company received $147,860 as payment for one of the LAESI instruments.  The Company and Steve Antoline entered into an Addendum to the Warrant Purchase and Reimbursement Agreement whereby the Company could use the funds for up to 80 days or until September 1, 2013.  For the period the funds are used by the Company, Steve Antoline will receive interest on a 10% per annum basis.  In addition, the Company will also issue a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.10 per share upon the repayment of the funds.

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

7)     Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board
In April 2012, the Company issued a 3-month note in the amount of $400,000 from the West Virginia Jobs Investment Trust Board.  The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants).  On June 18, 2012, the West Virginia Jobs Investment Trust Board signed an addendum to the note agreeing to extend the maturity date by 90 days to October 15, 2012.  On March 11, 2013, the West Virginia Jobs Investment Trust Board approved an additional deferral of principal and interest until May 15, 2013 and reduced the price of converting into common shares to $0.50 per share. Subsequent to the balance sheet date, the West Virginia Jobs Investment Trust Board further extended the maturity date until October 15, 2013. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

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

10)   Capital Leases
From time to time, in the normal course of business, the Company enters into capital leases to finance equipment.  As of June 30, 2013, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 2.9% to 8.0%.  The leases require 36 monthly payments and begin to expire in March 2013 through May 2015.  These leases are secured by equipment with an aggregate cost of $560,195.  As of June 30, 2013, the Company was in arrears on all four capital leases.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.    Long-term Debt (continued)

Total debt outstanding as of June 30, 2013 and December 31, 2012 are as follows:

		June 30, 2013	December 31, 2012
1)	Note Payable to the WV Development Office	$179,924	$258,497
2)	Note Payable to the WVEDA	160,867	179,728
3)	Note Payable to the WVIJDC	158,773	177,894
4)	Note Payable to the WVEDA	687,931	756,217
5)	Note Payable to the WVIJDC	700,427	768,259
6)	Note Payable to the WVJITB	286,261	275,045
7)	Note Payable to the WVJITB	400,000	400,000
8)	Note Payable to the WVHTCF	152,183	191,373
9)	Note Payable to the WVEDA	181,749	196,983
10)	Capital leases	201,147	253,519
	Total	3,109,262	3,457,515
	Less: current portion	(1,294,237)	(1,374,489)
	Long-term portion	$1,815,025	$2,083,026

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2012 (payment in arrears)	$17,296
2013	$1,008,940
2014	$504,915
2015	$287,768
2016	$253,577
2017	$262,002
2018 & Thereafter	$774,764

7.    Common Stock

The Company is authorized to issue a total of 210,000,000 shares of stock, of which 200,000,000 shares are designated common stock and 10,000,000 shares are designated preferred stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of common stock do not have cumulative voting rights.  The members of the Board of Directors are elected by the affirmative vote of the holders of a majority of the Company’s outstanding common stock.  Common stock issued during the first quarter of 2013 is as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (3)
December 31, 2012 Balance	31,879,247	$.0001	Various	$37,467,400	$529,138	$3,188	$37,993,350
Issuance of stock (includes stock warrants)	9,966,900.0001		.50	4,983,450	-	997	4,982,453
Issuance of stock (1)	200,000			-	100,000	20	99,980
Issuance of stock (2)	150,000			-	-	15	(15)
June 30, 2013 Balance	42,196,147			$42,450,850	$629,138	$4,220	$43,075,768

(1) Shares issued for services performed
(2) Shares issued under anti-dilution provision
(3) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

7.   Common Stock (continued)

Pursuant to the terms and conditions of those certain subscription agreements and warrants (the “Offering Documents”) issued in connection with that certain Private Placement Memorandum dated August 6, 2012, at a price of $2.00 per share, the Company issued and sold an aggregate of 352,500 shares of common stock and warrants to purchase up to 176,250 shares of common stock at an exercise price of $2.25.  The shares of common stock and warrants issued in connection with the Offering Documents were subject to anti-dilution protection in the event the Company subsequently sold shares of common stock at a price per share that is less than $2.00 per share.  The Company has since issued shares at a price equal to $0.50 per share, and therefore, on March 22, 2013, the Board approved the issuance of an additional 1,057,500 shares of common stock and reduced the exercise price of the warrants to $1.12 per share.  As of June 30, 2013, the Company issued 150,000 shares of common stock under the anti-dilution provision.  Subsequent to the balance sheet date, the Company issued an additional 377,500 shares of common stock under the anti-dilution provision.  (See Note 15, Subsequent Events)

8.    Preferred Stock

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

9.    Stock Options and Stock-based Compensation

In 2002, the Board adopted the 2002 Equity Incentive Plan (“the 2002 Plan”) that governed equity awards to employees, directors and consultants of the Company. Under the Plan, 450,000 shares of common stock were reserved for issuance. From 2006 through 2012, the 2002 Plan was amended several times to increase the total number of shares authorized under the 2002 Plan to 4,150,000 shares. During the first quarter 2013, the Board adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and together with the 2002 Plan (the “Plans”) governs the equity awards to employees, directors and consultants of the Company. Under the 2013 Plan, an additional 5,000,000 shares of common stock has been reserved for issuance. On June 18, 2013, the 2013 Plan was approved by holder of a majority of the issued and outstanding shares of common stock of the Company.

The types of awards permitted under the Plans include qualified incentive stock options (ISO), non-qualified stock options (NQO), and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,864,750	$1.42	4.00
Granted	1,504,000	$0.55
Exercised	-	-
Cancelled or expired	480,000	$1.48
Outstanding at June 30, 2013	4,888,750	$1.18	4.65

Exercisable at December 31, 2012	2,992,417	$1.39	3.59
Exercisable at June 30, 2013	3,262,980	$1.29	4.21

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.    Stock Options and Stock-based Compensation (continued)

The following table summarizes information about stock options at June 30, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			96,500
$0.55	1,429,000			374,834
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,456,000			2,007,680
$2.00	214,750			153,966
$0.50 - $2.00	4,888,750	4.65	$1.18	3,262,980	$1.29

At June 30, 2013 and December 31, 2012, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.50 as of June 30, 2013 and December 31, 2012. During the year ended December 31, 2012, 225,000 options were exercised. During the first half of 2013, no additional options were exercised.

The following table summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2013:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2012	872,333	$0.441
Granted	1,116,667	$0.112
Forfeited	160,625	$0.431
Vested	202,605	$0.260
Nonvested at June 30, 2013	1,625,770	$0.202

The fair value of non-vested options to be recognized in future periods is $328,348, which is expected to be recognized over a weighted average period of 2.2 years. The total fair value of options vested during the six months ended June 30, 2013 was $154,340 compared to $173,181 for the six months ended June 30, 2012.

Stock-based compensation expense is as follows:

	Six months Ended
	June 30, 2013	June 30, 2012
Selling, general, and administrative expense	$142,532	$134,659
Research and development expense	11,808	38,522
Total stock-based compensation expense	$154,340	$173,181

The weighted average grant-date fair value of options granted during the six months ended June 30, 2013 was $0.112 and for the six months ended June 30, 2012 was $0.572 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.    Stock Options and Stock-based Compensation (continued)

	Six months Ended
	June 30, 2013	June 30, 2012
Risk-free interest rate	0.15%	1.10%
Volatility factor	24.26%	23.97%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on an average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

10.  Stock Warrants

From 2008 through 2013, the Company has issued warrants to purchase shares of common stock in connection with common stock issuances. The warrants are exercisable for five years from date of issuance and are exercisable at exercise prices that range from $1.10 to $2.25 per share.

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

During 2013, the Company issued stock warrants to a placement agent as commission in connection with the sale of common stock pursuant to two private placement offerings. The placement agent earned warrants to purchase 387,720 shares of common stock. Additionally, the Company issued 1,100,000 stock warrants in connection with the Reimbursement Agreement with Steve Antoline, a director of the Company (see Note 5, Obligation Related to the Letter of Credit.)

As of June 30, 2013, warrants to purchase 23,935,214 shares of common stock were outstanding and exercisable.

11. Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns.

The Company adopted ASC 740-10 Income Taxes effective January 1, 2007. The adoption of ASC 740-10 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no changes to unrecognized tax benefits during 2012 or the first six months of 2013. The tax years 2009 through 2012 remain open to review by various taxing authorities.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

11.   Income Taxes (continued)

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

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes.  The net operating tax loss carryforwards total approximately $45,900,000 and $41,500,000 at June 30, 2013 and December 31, 2012, respectively.

12.  Lease Commitments

The Company leases its USA facilities under operating leases beginning a) January 2013 on a month to month basis and b) April 2012 through March 2017. Additionally, the Company leases its Europe facility on a three year lease beginning January 2012 through January 2015. The Company also has three equipment operating leases with terms of three to five years. Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2013	$287,184
2014	$258,111
2015	$173,352
2016	$167,628
2017	$41,907

Rent expense totals $108,036 for the three months ended and $217,534 for the six months ended June 30, 2013, compared to $111,577 for the three months ended and $186,977 for the six months ended June 30, 2012.

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

14.  Commitments and Contingencies

Legal Proceedings

The Company currently is not a party to any material legal proceeding and has no knowledge of any material legal proceeding contemplated by any governmental authority or third party. The Company may be subject to a number of claims and legal proceedings which, in the opinion of our management, are incidental to normal business operations. In management’s opinion, although final settlement of these claims and suits may impact the financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, cash flows or results of operations.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

14.   Commitments and Contingencies (continued)

Warranty Obligations

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. As of June 30, 2013, the Company recorded accrued warranty expense of $48,750. The Company did not incur accrued warranty expense for the year ended December 31, 2012.

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000. The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of June 30, 2013.

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

In November 2012, the Company entered into a Patent License Agreement with George Washington University (Washington D.C.) for technology developed in the laboratory of Akos Vertes Ph.D. The technology field is Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (Matrix) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays.

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

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER SAS (Mayoly)
In May 2009, the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Mayoly, a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1 million Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the Government of France. As of June 30, 2013 and December 31, 2012, based on estimated expenditures by both companies and the anticipated sharing of expenditures, the Company estimates that it owed approximately $35,000 and $36,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet.

Engineering and Design Services

The Company has approximately $256,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology. These amounts relate to production of instruments. At June 30, 2013, the Company recorded approximately $90,322 in accrued expenses owed to MPR.

The Company has approximately $21,900 in outstanding commitments with Bridger Photonics for lasers related to the LAESI technology. At June 30, 2013, the Company recorded approximately $45,600 in accrued expenses owed to Bridger.

15.  Evaluation of Subsequent Events

Common Stock

Subsequent to the balance sheet date, in connection with a private placement offering, the Company issued an aggregate of 300,000 shares of common stock at $0.50 per share and warrants to purchase up to 225,000 shares of common stock at a purchase price of $150,000. The warrants are exercisable for five years from date of issuance at an exercise price of $1.10 per share.

On July 17, 2013, the Company issued an aggregate of 377,500 shares of common stock to certain stockholders in connection with the anti-dilution rights applicable to such investor’s investments. In addition, the exercise price of the warrants issued to such investors in connection with the anti-dilution rights were reduced from $2.25 to $1.12 per share.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

15.  Evaluation of Subsequent Events (continued)

Conversion of Convertible Debentures

As of June 30, 2013, the Company entered into conversion agreements (the "Conversion Agreements") with certain related party holders (the “Existing Noteholders”) of its existing convertible promissory notes with an aggregate principal amount of $3,003,216 (the "Existing Notes") pursuant to which the Company agreed to issue 5 year warrants (the “Conversion Warrants”) to purchase up to 75% of the number of shares of common stock into which the Existing Notes were convertible, at an exercise price of $1.10 per share, provided that the conversion of the Existing Notes was exercised on or prior to June 30, 2013. In accordance with the terms and conditions of the Conversion Agreements, on June 30, 2013 the Existing Noteholders notified the Company of their desire to convert the Existing Notes into an aggregate of 6,663,199 shares (the “Conversion Shares”). On July 23 and 29, 2013, the Company issued the Conversion Shares and Conversion Warrants to purchase up to an aggregate of 4,997,400 shares of common stock.

Related Party Debt

On August 6, 2013, the Company and one board member and his spouse agreed to further extend the maturity date of the Convertible Promissory Note dated September 25, 2012 for $20,000 until December 31, 2013.

Issuance of Convertible Debentures

Subsequent to the balance sheet date, (the “July Note Issue Date”), the Company has issued to ten (10) accredited investors (each a “July Noteholder” and collectively, the “July Noteholders”) (1) 10% convertible 1-year promissory notes (each a “July Note” and collectively, the “July Notes”) in an aggregate principal amount equal to $999,500 and (2) warrants (each a “July Noteholder Warrant” and collectively, the “July Noteholder Warrants”) for each investor to purchase the number of shares of the Company’s common stock as is equal to 50% of the principal amount of the July Notes purchased by it, divided by $0.50, pursuant to the terms and conditions of those certain Note and Warrant Purchase Agreements (the “Purchase Agreements”).

The July Notes accrue simple interest at a rate of 10% per annum and are due and payable on the one-year anniversary of the July Note Issue Date. The July Notes and all accrued unpaid interest thereon shall automatically convert into a subsequent offering (the “Subsequent Offering”) by the Company at a rate of two shares (the “Subsequent Offering Shares”) of the Company’s common stock and a warrant (the “Subsequent Offering Warrant”) to purchase one share of common stock, exercisable at $0.75 per share for each $1.00 invested in the Subsequent Offering or on such other terms and conditions as may be determined by the Company; provided however that such terms shall be consistent with the terms of the Subsequent Offering.

In the event the Subsequent Offering does not take place within 120 days of the July Note Issue Date, the July Notes will be convertible by the July Noteholders at their option for the 60 days thereafter. The rate of conversion will be for each $100,000 of principal and interest converted (or portion thereof), the July Noteholder will receive 200,000 shares (the “Optional Conversion Shares”) of common stock of the Company and a warrant (the “Optional Conversion Warrant”) to purchase 150,000 shares of common stock, which warrant will be exercisable at $1.10 for a period of five years, subject to proportionate adjustments for stock splits, combinations, stock dividends and other recapitalization events.

In the event of a Fundamental Transaction (as defined and described in detail in the July Notes), the Company shall pay, then upon any subsequent conversion of the July Notes, July Noteholders shall have the right to receive, for each Subsequent Offering Share, Subsequent Offering Warrant, Optional Conversion Share and/or Optional Conversion Warrant that would have been issuable upon such conversion absent such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock and a warrant to purchase one share of common stock.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

15.  Evaluation of Subsequent Events (continued)

Issuance of Note and Warrant Purchase Agreement

On August 6, 2013, the Company entered into a Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase up to an aggregate of 250,000 shares of common stock for each $150,000 borrowed of common stock at an exercise price of $1.10 per share for up to a maximum of 1,000,000 shares of common stock as consideration for up to $600,000 in advances made or to be made to the Company as consideration for advances of up to $600,000, of which $550,000 was advanced to the Company as of June 30, 2013.  In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument beginning with the sale of the fourth LAESI instrument sold following the effective date of the Summit Agreement shall be used to repay the principal amount due under the Summit Note. The Company issued 916,667 stock warrants in connection with the Summit Agreement as of August 6, 2013.

Convertible Debenture with the West Virginia Jobs Investment Trust Board

Subsequent to the balance sheet date, the West Virginia Jobs Investment Trust Board further extended the maturity date of the $400,000 convertible debenture until October 15, 2013.

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

LAESI DP 1000 Instrument platform, software and consumables

In 2011, Protea completed the development of a novel bioanalytical instrument platform known as “LAESI” (laser ablation electrospray ionization). This technology enables the direct identification of proteins, lipids and metabolites in tissue, cells and biofluids, such as serum and urine, without any sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug. The Company believes that LAESI technology has the potential to revolutionize bioanalytics in pharmaceutical research, as well as many other fields, including agriculture, pathology, biomarker discovery, biodefense and forensics.

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

During the first half of 2013, the Company sold three LAESI units and an additional five units are being produced.

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the Jump Start Our Business Startups Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Results of Operations

Three and Six months Ended June 30, 2013 Compared to Three and Six months Ended June 30, 2012

For the three months ended June 30, 2013 and June 30, 2012, we earned revenue of $277,991 and $223,963, respectively. This represents an increase of $54,028 or 24% from the prior period. We earned revenue of $759,606 and $403,456 for the six month period ended June 30, 2013 and June 30, 2012, respectively, an increase of $356,150, or approximately 88%. During the first half of 2013, the Company sold three LAESI DP-1000 instruments. These sales represent the largest portion of the increase in revenue.

For the three months ended June 30, 2013 and June 30, 2012, selling, general and administrative expenses totaled $2,023,630 and $1,813,395, respectively. This represents an increase of $210,235 or 12% from prior year. Selling, general and administrative expenses totaled $4,071,263 for the six months ended June 30, 2013 compared to $3,697,320 for the six months ended June 30, 2012, an increase of $373,943 or approximately 10%. The increase in selling, general and administrative expenses relates largely to an increase in cost of goods and services sold, which is partially off-set by a reduction in personnel costs.

For the three months ended June 30, 2013 and June 30, 2012, research and development expense totaled $844,532 and $857,018, respectively. This represents a decrease of $12,486 or 2% from prior year. Research and development expense totaled $1,708,135 for the six months ended June 30, 2013, compared to research and development expense of $2,000,776 for the six months ended June 30, 2012, a decrease of $292,641 or approximately 15%. Research and development expenses primarily include costs associated with the development of the LAESI technology. Research and development expenses have decreased as the Company has transitioned from development to production of the LAESI technology.

For the three months ended June 30, 2013 and June 30, 2012, loss from operations totaled $2,590,171 and $2,446,450, respectively. This represents an increase of $143,721 or 6% from prior period. Loss from operations totaled $5,019,792 for the six months ended June 30, 2013, compared to a loss from operations of $5,294,640 for the six months ended June 30, 2012, a decrease of $274,848 or approximately 5%.

For the three months ended June 30, 2013 and June 30, 2012, other expense was $165,961 and $149,424, respectively. This is an increase of $16,537 or 11% from the prior period. Other expense was $342,167 for the six months ended June 30, 2013 compared to $232,488 for the six months ended June 30, 2012. During 2012, the Company relied on related party debt to fund operations. As a result, interest expense increased $109,679 or 47% for the six months ended June 30, 2013 as compared to prior year due to the rise in related party debt.

After foreign currency translation adjustments of $12,210 and $12,266, respectively, total comprehensive loss was $2,743,922, or ($0.07) per share, for the three months ended June 30, 2013 as compared to a total comprehensive loss of $2,583,608, or ($0.09) per share, for the three months ended June 30, 2012. After foreign currency translation adjustments of $690 and ($22,080), respectively, total comprehensive loss was $5,361,269, or ($0.14) per share, for the six months ended June 30, 2013 as compared to a total comprehensive loss of $5,549,208, or ($0.20) per share, for the six months ended June 30, 2012.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We have a credit facility of $3,000,000 with United Bank, Inc. with a balance of $2,725,000 outstanding as of June 30, 2013. Interest is payable monthly and the loan is due on demand. In 2009 and 2010, we borrowed a total of $2,285,261 for the purchase of equipment from the West Virginia Economic Development Authority (WVEDA) and the West Virginia Water Development Authority. These loans have 10 year terms and interest rates ranging from 3.25% to 4%. In 2012, we borrowed a total of $400,000 for the purchase of equipment from the WVEDA and the West Virginia High Technology Consortium Foundation (WVHTC Foundation). The WVEDA loan has a 10 year term and an interest rate of 2%. The WVHTC Foundation loan has a 30-month term and an interest rate of 8%. Between 2011 and 2013, we borrowed $3,673,216 from various board members and spouses. The notes have various terms and accrue simple interest at a rate of 10% per annum. Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the holders of up to $3,003,216 in outstanding principal and accrued interest agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue additional five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share. The Company was notified of conversion prior to June 30, 2013 and the related warrants and shares were issued on July 23 and 29, 2013.

We will continue to require substantial funds to advance the research and development of our core technologies, to develop new products and services based upon our proprietary protein recovery and identification technologies and to continue development of our recombinant pharmaceutical compound. We intend to meet our operating cash flow requirements by raising additional funds from the sale of equity or issuance of debt and, possibly, pursuing partnerships to advance our drug and technology development activities.  We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding.

As of June 30, 2013, we had total current assets equal to $1,237,198, comprised of $308,632 in cash and cash equivalents, $228,439 in trade accounts receivable, $35,226 in other receivables, $607,632 in inventory and $57,269 in prepaid expenses. This compares with total current assets at December 31, 2012 equal to $1,399,012 comprised of $27,604 in cash and cash equivalents, $127,721 in trade accounts receivable, $308,934 in other receivables, $905,186 in inventory and $29,567 in prepaid expenses. The Company's total current liabilities as of June 30, 2013 were equal to $10,332,783, comprised of $1,294,237 in current maturities on long term debt, $1,068,946 in trade accounts payable, $2,725,000 in connection with the United Bank, Inc. line of credit, $3,673,216 in loans payable to shareholders $443,940 in the obligation related to the Letter of Credit and $1,127,444 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2012 were equal to $10,032,836, comprised of $1,374,489 in current maturities on long term debt, $2,270,671 in trade accounts payable, $2,725,000 in connection with United Bank, Inc. line of credit, $2,898,216 in loans payable to shareholders and $764,460 in other payables and accrued expenses.

Our working capital deficit at June 30, 2013 was $9,095,585 as compared to a working capital deficit of $8,633,824 at December 31, 2012. The increase in working capital deficit was $461,761 from December 31, 2012 to June 30, 2013.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 increased $449,490, or 11% from $4,170,417 for the six months ended June 30, 2012 to $4,619,907. Net cash used in operating activities during the six months ended June 30, 2013 was primarily the result of a net loss of $5,361,959. Net loss was adjusted for non-cash items such as depreciation and amortization of $412,184, non-cash compensation of $154,340, issuance of stock for services of $100,000, accretion of convertible debenture discount of $11,216 and loss on disposal of fixed assets of $16,009. We also had a decrease in trade inventory of $297,554, in other receivables of $273,971, and trade accounts payable of $1,201,726. We also had an increase in trade accounts receivable of $100,718, in prepaid assets of $27,702, in obligation related to the Letter of Credit of $443,940 and in other payables and accrued expenses of $362,984.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2013 was $196,061, which was for equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the six month period ended June 30, 2012 was $341,710 and was also used for equipment purchases, partially off set by a reduction in restricted cash.

Financing Activities

Cash provided by financing activities during the six month period ended June 30, 2013 was $5,096,306, which was the result of net proceeds of $4,680,775 from the sale of our common stock and proceeds of $775,000 from the issuance of related party debt. This was offset by $359,469 used in the repayment of long-term debt. Cash provided by financing activities during the six month period ended June 30, 2012 was $4,496,069, which was the result of the net proceeds of $2,973,946 from the sale of our common stock, proceeds of $1,090,000 from the issuance of short and long-term debt and proceeds of $690,000 from the issuance of shareholder debt. This was offset by $257,877 used in the repayment of long-term debt.

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

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized when title passes, which is typically upon shipment of the product. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of June 30, 2013 and 2012, we had no deferred revenue that related to future periods.

Shipping and handling costs are included in selling, general and administrative expenses. Shipping and handling costs charged to customers are recorded as revenue in the period the related product sales revenue is recognized.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is $1,708,135 and $2,000,776, respectively, for the six months ended June 30, 2013 and 2012.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 27,202,000 and 18,697,000 for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Warrants

In connection with an offering (the “Offering”) of up to 6,000,000 shares (the “Shares”) of the Company’s common stock, and warrants (the “Investor Warrants”) to purchase up to 4,500,000 shares of common stock (the “Warrant Shares”), exercisable at an exercise price of $1.10 per share (the “Exercise Price”), during the quarter ended June 30, 2013, the Company issued and sold an aggregate of 1,885,000 shares of common stock and warrants to purchase 1,338,750 shares of common stock for aggregate gross proceeds of $892,500 to accredited investors. The Investor Warrants are exercisable for a term of five years from the issue date of the Investor Warrants, and each purchaser has the right to purchase the number of shares of common stock equal to 75% of the number of Shares purchased by such investor, at an exercise price of $1.10 per share. The Company paid cash commissions equal to an aggregate of $86,075 and agreed to issue warrants (the "Placement Agent Warrants") to purchase an aggregate of 164,150 shares of common stock to the placement agent in connection with the sale of the Shares and Investor Warrants on terms and conditions that are substantially similar to the terms and conditions of the Investor Warrants. The Shares, Investor Warrants and Placement Agent Warrants (the “Securities”) issued in connection with the Offering were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Securities.

The Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”), dated March 21, 2013, with El Coronado Holdings, LLC (“El Coronado”) an entity of which Josiah Austin, a director, is managing member, pursuant to which El Coronado was granted an option to purchase, through May 31, 2013, up to 6,000,000 shares of common stock and warrants to purchase up to 4,500,000 shares of common stock at a purchase price of $0.50 per share for an aggregate purchase price equal to $3,000,000. In accordance with the terms and conditions of the March Purchase Agreement, on April 5, 2013, the Company issued 280,000 shares of common stock (the “El Coronado Shares”) and warrants to purchase 210,000 shares of common stock (the “El Coronado Warrants”) for aggregate gross proceeds of $140,000. The El Coronado Warrants are exercisable at an exercise price of $1.10 per share any time after the date of issuance until the earlier of (i) the closing of a firm commitment underwritten offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock for the account of the Company in which the net cash proceeds to the Company (after deduction of underwriting discounts and commissions) are at least $15,000,000 or (ii) 5:00 p.m. Eastern time on the fifth anniversary of the warrant issue date hereof. The El Coronado Shares and Warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investor was the sole offeree, had access to all information concerning the Company that was requested and the Company did not engage in any general solicitation. The Company paid cash commissions equal to $11,200 in connection with the issuance of the El Coronado Shares and El Coronado Warrants.

On April 5, 2013, the Company issued 150,000 shares of common stock at $0.50 per share and warrants to purchase 187,500 shares of common stock for $1.10 per share for services rendered pursuant to the terms of a Consulting Agreement by and between the Company and the consultant, dated March 25, 2013. The warrants are exercisable for a term of five years from the issue date of the warrants. The shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investor was the sole offeree, had access to all information concerning the Company and the Company did not engage in any general solicitation.

On April 17, 2013, as a result of the sale of shares of common stock of the Company at a per share price less than $2.00 per share, pursuant to the terms and conditions of triggering the anti-dilution provisions set forth in those certain subscription agreements and warrants (the “Offering Documents”) issued in connection with that certain Private Placement Memorandum dated August 6, 2012, the Company issued 150,000 shares of common stock for no additional consideration to certain investors that purchased securities pursuant to the Offering Documents.

From April 23, 2013 to May 8, 2013, the Company issued an aggregate of 3,060,000 shares of the Company’s common stock and warrants to purchase an aggregate of 2,295,000 shares of common stock to certain accredited investors (the “April and May Investors”) for aggregate gross proceeds equal to $1,530,000 pursuant to the terms and conditions of a Securities Purchase Agreement and a warrant. The warrants are exercisable for a term of five years from the issue date, and each purchaser has the right to purchase the number of shares of common stock equal to 75% of the number of shares purchased by such investor, at an exercise price of $1.10 per share. The shares and warrants are subject to certain anti-dilution rights in accordance with the terms of the Securities Purchase Agreement, if at any time after the issue date of the securities through December 31, 2013, the Company issues or sells any additional shares of common stock at a purchase price less than $0.50 per share. The shares and warrants were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act in that they were issued to accredited investors, the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Securities, and the Company was available to answer any questions from any purchaser. Cash commissions were not paid in connection with the sale of the shares and warrants.

On June 5, 2013, the Company issued 48,000 shares of common stock at $0.50 per share for services rendered pursuant to the terms of a Consulting Termination Agreement by and between the Company and the Consultant, dated April 15, 2013. The shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investor was the sole offeree, had access to all information concerning the Company that was requested and the Company did not engage in any general solicitation.

Promissory Notes

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase up to an aggregate of 250,000 shares of common stock for each $150,000 borrowed of common stock at an exercise price of $1.10 per share for up to a maximum of 1,000,000 shares of common stock as consideration for up to $600,000 in advances made or to be made to the Company as consideration for advances of up to $600,000, of which $550,000 was advanced to the Company as of June 30, 2013. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument beginning with the sale of the fourth LAESI instrument sold following the effective date shall be used to repay the principal amounts due under the Summit Note. The note and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investor was the sole offeree, had access to all information concerning the Company that was requested and the Company did not engage in any general solicitation.

Conversion Agreements

As of June 30, 2013, the Company entered into conversion agreements (the "Conversion Agreements") with certain related party holders (the “Existing Noteholders”) in connection with outstanding convertible promissory notes with an aggregate principal amount of $3,003,216 (the "Existing Notes") pursuant to which the Company agreed to issue 5 year warrants (the “Conversion Warrants”) to purchase up to 75% of the number of shares of common stock into which the Existing Notes were convertible, at an exercise price of $1.10 per share, provided that the conversion of the Existing Notes were exercised on or prior to June 30, 2013. In accordance with the terms and conditions of the Conversion Agreements, on June 30, 2013 the Existing Noteholders notified the Company of their desire to convert the Existing Notes into an aggregate of 6,663,199 shares (the “Conversion Shares”). On July 23 and 29, 2013, the Company issued the Conversion Shares and Conversion Warrants to purchase up to an aggregate of 4,997,400 shares of common stock. The shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investors were the sole offerees, had access to all information concerning the Company and the Company did not engage in any general solicitation.

Options

During the quarter ended June 30, 2013, the Company granted options to purchase an aggregate of 367,000 shares of common stock in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.55 per share.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2013).
3.2
Certificate of Amendment to the Certificate of Incorporation of Protea Biosciences Group, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2013.

3.3	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.4
Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).

4.1*	Form of Warrants to Purchase Common Stock issued to April and May Investors.
4.2*	Form of Warrants issued to related parties in connection with conversion of notes held by certain Noteholders
10.1*	Form of Securities Purchase Agreement by and between the Company and the April and May Investors.
10.2*	Form of Conversion Agreements issued to noteholders

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

PROTEA BIOSCIENCES GROUP, INC.

Dated: August 9, 2013	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer