Form 10-Q
period 2013-09-30
Protea Biosciences Group, Inc.
filed 2013-11-13
CIK 1335103

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,500,432 shares of common stock, par value $.0001 per share, outstanding as of November 13, 2013.

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

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2013.

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
See Accompanying Notes to Financial Statements

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$41,039	$27,604
Trade accounts receivable	66,596	127,721
Other receivables	27,679	308,934
Inventory	591,404	905,186
Prepaid expenses	103,895	29,567
Total current assets	830,613	1,399,012

Property and equipment, net	2,389,104	2,790,464

Other noncurrent assets	22,939	22,555

Total Assets	$3,242,656	$4,212,031

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities on short and long-term debt	$3,037,991	$1,374,489
Accounts payable	1,662,314	2,270,671
Bank line of credit	2,725,000	2,725,000
Loans payable to stockholders	620,000	2,898,216
Obligation related to the letter of credit	377,695	-
Other payables and accrued expenses	410,701	764,460
Total current liabilities	8,833,701	10,032,836

Long-term debt - net of current portion	1,698,361	2,083,026

Commitments and contingencies (see Notes)	-	-

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares
authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 200,000,000 shares
authorized; 49,536,846 and 31,879,247 shares issued
and outstanding at September 30, 2013 and December 31, 2012)	4,954	3,188
Additional paid in capital	47,597,116	39,074,062
Deficit accumulated during development stage	(54,891,560)	(46,974,678)
Accumulated other comprehensive income (loss)	84	(6,403)
Total Stockholders' Equity (Deficit)	(7,289,406)	(7,903,831)
Total Liabilities and Stockholders' Equity	$3,242,656	$4,212,031

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations and Total Comprehensive Loss (Unaudited)
See Accompanying Notes to Financial Statements

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Period from July 13, 2001 (date of inception) to September 30,
	2013	2012	2013	2012	2013

Gross revenue	$178,475	$165,538	$938,080	$568,994	$4,430,935

Selling, general, administrative expenses	(1,943,814)	(1,508,068)	(6,015,077)	(5,205,388)	(28,723,038)
Research and development expense	(658,880)	(722,352)	(2,367,014)	(2,723,129)	(28,128,813)
Loss from operations	(2,424,219)	(2,064,882)	(7,444,011)	(7,359,523)	(52,420,916)

Other income (expense):
Interest and exchange income (expense)	573	(2,369)	6,997	(6,169)	49,915
Interest expense	(131,277)	(138,621)	(464,095)	(367,309)	(2,494,549)
Gain on debt settlement	-	-	-	-	13,834
Loss on asset disposal	-	(25,103)	(15,773)	(25,103)	(39,844)
Total other income (expense)	(130,704)	(166,093)	(472,871)	(398,581)	(2,470,644)

Loss before income taxes	(2,554,923)	(2,230,975)	(7,916,882)	(7,758,104)	(54,891,560)
Income taxes	-	-	-	-	-

Net loss	(2,554,923)	(2,230,975)	(7,916,882)	(7,758,104)	(54,891,560)
Foreign currency translation adjustment	5,797	2,136	6,487	(19,944)	84
Total comprehensive loss	$(2,549,126)	$(2,228,839)	$(7,910,395)	$(7,778,048)	$(54,891,476)

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.19)	$(0.27)	$(4.33)
Weighted average number of shares
outstanding - basic and diluted	43,952,003	29,245,418	41,122,424	28,442,560	12,675,003

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
See Accompanying Notes to Financial Statements

				Deficit	Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Development Stage	Income (Loss)	(Deficit)
December 31, 2012	31,879,247	$3,188	$39,074,062	$(46,974,678)	$(6,403)	$(7,903,831)

Issuance of stock for cash at $0.50 per
share (net of issuance costs of $302,675)	10,266,900	1,027	4,829,748	-	-	4,830,775
Issuance of stock upon conversion of
convertible debentures	6,663,199	666	3,330,934	-	-	3,331,600
Issuance of stock for services	200,000	20	99,980	-	-	100,000
Issuance of stock under anti-dilution
provision	527,500	53	(53)	-	-	-
Stock-based compensation expense	-	-	238,495	-	-	238,495
Stock warrants issued as part of
convertible debentures	-	-	23,950	-	-	23,950
Net loss	-	-	-	(7,916,882)	-	(7,916,882)
Foreign currency translation adjustment	-	-	-	-	6,487	6,487
September 30, 2013	49,536,846	$4,954	$47,597,116	$(54,891,560)	$84	$(7,289,406)

PROTEA BIOSCIENCES GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows (Unaudited)
See Accompanying Notes to Financial Statements

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Period from July 13, 2001 (date of inception) to September 30, 2013
Cash flows from operating activities:
Net loss	$(7,916,882)	$(7,758,104)	$(54,891,560)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	633,535	749,155	5,032,029
Non-cash compensation	238,495	238,484	1,848,705
Issuance of common stock and warrants for services	100,000	-	629,138
Issuance of common stock for accrued interest	228,384	-	689,584
Accretion of convertible debenture discount	17,208	47,686	210,336
Loss on disposal of fixed assets	15,921	25,103	39,992
Bad debt expense	5,000	-	35,032
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	56,125	15,315	(101,628)
Prepaid expenses	(74,328)	18,804	(103,995)
Other receivables	280,870	291,711	351,774
Inventory	313,782	(606,983)	(591,404)
Increase (decrease)
Trade accounts payable	(813,738)	108,698	1,576,441
Other payables and accrued expenses	(353,758)	181,983	410,701
Net cash used in operating activities	(7,269,386)	(6,688,148)	(44,864,855)

Cash flows from investing activities:
Movement in restricted cash	-	49,979	-
Purchase of and deposits on equipment	(42,715)	(390,624)	(4,534,189)
Proceeds from sale of equipment	-	-	47,450
Net cash used in investing activities	(42,715)	(340,645)	(4,486,739)

Cash flows from financing activities:
Net advances on bank line of credit	-	-	2,725,000
Proceeds from sale of common stock	4,830,775	4,406,851	30,598,785
Proceeds from short and long-term debt	1,769,500	1,090,000	13,399,500
Proceeds from shareholder debt	825,000	1,358,216	4,223,216
Repayment of long-term debt	(483,921)	(255,262)	(1,927,260)
Proceeds from Obligation related to the Letter of Credit	600,000	-	600,000
Repayment of Obligation related to the Letter of Credit	(222,305)	-	(222,305)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	7,319,049	6,599,805	49,392,549

Effect of exchange rate changes on cash	6,487	(19,944)	84

Net increase (decrease) in cash	13,435	(448,932)	41,039
Cash, beginning of period	27,604	505,277	-

Cash, end of period	$41,039	$56,345	$41,039

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$403,140	$315,235	$1,646,253

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$205,381	$72,635	$2,996,288
Debt converted to company stock	$3,331,600	$-	$12,960,310
Stock subscription	$-	$23,605	$-

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

PBI is an emerging biotechnology company incorporated in Delaware in July 2001, and based in Morgantown, West Virginia. The Company is engaged in developing and commercializing proprietary life science technologies, products and services that are used to recover and identify proteins, metabolites and other biomolecules in tissue, cells and biological samples.  The interim consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and September 30, 2012, and the cash flows for the nine month periods ended September 30, 2013 and September 30, 2012. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2012, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2012 year-end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at September 30, 2013 of approximately $55 million and at December 31, 2012 of approximately $47 million. The Company has funded its activities to date almost exclusively from debt and equity financings.  The Company will continue to require substantial funds to advance the research and development of its core technologies, to develop new products and services based upon its proprietary protein recovery and identification technologies, and to continue development of its recombinant pharmaceutical compound.

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

Warranty Costs

The Company provides for estimated warranty costs at the time product revenue is recognized.  As the Company does not currently have historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its products.  During the nine months ended September 30, 2013, the Company recorded accrued warranty expense of $65,000.  The Company did not accrue warranty expense for the year ended December 31, 2012.

Reclassification

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the nine months ended September 30, 2012 to be consistent with the presentation in the Consolidated Financial Statements for the nine months ended September 30, 2013. This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholder equity.

Total Comprehensive Loss

For the period from inception through September 30, 2013, the Company has a translation loss which represents other comprehensive loss and is included in the Statement of Operations and Total Comprehensive Loss in the financial statements.

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at:

	September 30, 2013	December 31, 2012
French government R&D credit	$-	$282,036
Employee loan – current	2,400	4,000
Stock subscription and other	25,279	22,898
Other receivables – current	$27,679	$308,934

Deposits	$22,939	$22,555
Other receivables – noncurrent	$22,939	$22,555

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive.  Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 34,958,000 and 18,697,000 at September 30, 2013 and December 31, 2012, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

Other Comprehensive Income

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance is effective for the Company in 2013. Adoption of this standard, which is related to disclosure only, will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In August of 2009, the Company received a line of credit of up to $3,000,000 and is payable on demand.  The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%.  The line of credit is subject to an annual review and certain covenants.  At September 30, 2013 and December 31, 2012, the balance was $2,725,000 with interest payable at 5.87% and all covenants had been met.  Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

4.	Loans Payable to Stockholders

During 2011 and 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $2,898,216 to various board members, their spouses and other related parties.  The notes accrue simple interest at a rate of 10% per annum and were due and payable 60 to 180 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. The noteholders signed multiple addendums to the notes agreeing to extend the maturity date. On March 22, 2013, the Company and the noteholders amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share.     Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the noteholders agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue additional five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share.  The Company was notified of conversion of all but one note prior to June 30, 2013 and the related warrants and shares were issued in July 2013. On August 6, 2013, the Company along with one board member and his spouse agreed to further extend one note for $20,000 until December 31, 2013.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

4.	Loans Payable to Stockholders (continued)

On January 3, 2013, the Company issued a convertible promissory note in an aggregate principal amount equal to $125,000 to El Coronado Holdings, Inc., an affiliate of Josiah Austin, a director of the Company.  At the option of the holder, the note, including the principal and accrued interest, was convertible into common stock of the Company at $0.50 per share. On May 1, 2013, the Company and El Coronado Holdings, LLC extended the maturity date by 60 days to May 31, 2013.   Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the noteholder agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue additional five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share.  The Company was notified of conversion prior to June 30, 2013 and the related warrants and shares were issued on July 23, 2013.

On January 11, 2013, the Company received an advance equal to an aggregate of $100,000 from Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company.  On July 23, 2013, the Company issued 200,000 shares of common stock at $0.50 per share and a warrant to purchase up to 150,000 shares of common stock with an exercise price of $1.10 per share for the advanced funds.

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase up to an aggregate of 250,000 shares of common stock for each $150,000 borrowed of common stock at an exercise price of $1.10 per share for up to a maximum of 1,000,000 shares of common stock as consideration for up to $600,000 in advances made or to be made, which was fully advanced to the Company as of September 30, 2013. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument, beginning with the sale of the fourth LAESI instrument sold following the effective date, shall be used to repay the principal amounts due under the Summit Note.  The Company issued a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $1.10 in connection with the Summit Agreement as of August 6, 2013.

5.	Obligation Related to the Letter of Credit

On March 6, 2013,  the Company entered into that certain Warrant Purchase and Reimbursement Agreement, dated March 6, 2013 (the “Reimbursement Agreement”) with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit, dated February 25, 2013 (the "Letter of Credit") for the benefit of MPR Associates, Inc. ("MPR") for the purpose of guaranteeing an amount equal to $600,000 (the “Purchase Order Amount”) due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (i) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him on behalf of the Company pursuant to the Letter of Credit, up to the Purchase Order Amount and (ii) a warrant to purchase up to 1,100,000 shares of the Company’s common stock, issued to an affiliate of Mr. Antoline. The Letter of Credit expired on September 30, 2013. On February 26, 2013, MPR drew $300,000 against the Letter of Credit and on March 15, 2013, it drew an additional $300,000. As of September 30, 2013, $377,695 was due to Steve Antoline in connection with the terms of the Reimbursement Agreement.  On June 14, 2013, the Company received $147,860 as payment for one of the LAESI instruments.  The Company and Steve Antoline entered into an Addendum to the Warrant Purchase and Reimbursement Agreement whereby the Company could use the funds for up to 80 days or until September 1, 2013.  The Addendum was further amended whereby the Company and Mr. Antoline agreed to extend the maturity date until December 31, 2013. For the period the funds are used by the Company, Steve Antoline will receive interest on a 10% per annum basis.  In addition, the Company will also issue a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.10 per share upon the repayment of the funds. Subsequent to the balance sheet date, the Company remitted an additional $139,000 related to the proceeds from the sale of one LAESI unit to Mr. Antoline and reduced the balance due to $238,695.

6.	Long-term Debt

1)     Note Payable to the West Virginia Development Office
In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the West Virginia Development Office.  The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment costing $1,057,167.

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

6)     Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board
In March 2012, the Company issued an 18-month note in the amount of $290,000 from the West Virginia Jobs Investment Trust Board.  The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants).  On September 3, 2013, the Company and the West Virginia Jobs Investment Trust Board entered into a Loan Modification Agreement whereby the maturity date changed from September 14, 2013 to $100,000 due on December 15, 2013, $100,000 due on March 15, 2014 and the remaining $90,000 due on June 15, 2014. An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

7)     Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board
In April 2012, the Company issued a 3-month note in the amount of $400,000 from the West Virginia Jobs Investment Trust Board.  The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants).  On June 18, 2012, the West Virginia Jobs Investment Trust Board signed an addendum to the note agreeing to extend the maturity date by 90 days to October 15, 2012.  On March 11, 2013, the West Virginia Jobs Investment Trust Board approved an additional deferral of principal and interest until May 15, 2013 and reduced the price of converting into common shares to $0.50 per share. The West Virginia Jobs Investment Trust Board further extended the maturity date until October 15, 2013.  Subsequent to the balance sheet date, the West Virginia Jobs Investment Trust Board further extended the maturity date until November 29, 2013, with a $100,000 principal payment due on or before November 15, 2013.  An executive member of the West Virginia Jobs Investment Trust Board is a board member of the Company.

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

10)   Capital Leases
From time to time, in the normal course of business, the Company enters into capital leases to finance equipment.  As of September 30, 2013, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 2.9% to 8.0%.  The leases require 36 monthly payments and begin to expire in March 2013 through May 2015.  These leases are secured by equipment with an aggregate cost of $560,195.  As of September 30, 2013, the Company was in arrears on all four capital leases.

11)   Bridge Notes
In July and September 2013, the Company issued convertible debentures to eighteen (18) accredited investors.  The convertible 1-year promissory notes bear simple interest at 10% and are due and payable on the anniversary date on an aggregate principal amount equal to $1,769,500 and include stock warrants in aggregate of 1,327,125 shares (see Note 9, Stock Warrants.)  The Bridge Notes and all accrued unpaid interest thereon shall automatically convert into a subsequent offering by the Company at a rate of two shares of the Company’s common stock and a) a 1-year warrant to purchase two shares of common stock at an exercise price of $0.50 per share for each $1 invested and b) a 5-year warrant to purchase one share of common stock exercisable at $0.75 per share for each $1.00 invested or on such other terms and conditions as may be determined by the Company; provided however that such terms shall be consistent with the terms of the subsequent offering.  The Company issued three (3) notes to a director of the Company in aggregate of $1,115,000 and stock warrants in aggregate of 836,250 shares. Subsequent to the balance sheet date, the Bridge Notes converted into common stock (see Note 15, Subsequent Events.)

Total debt outstanding as of September 30, 2013 and December 31, 2012 are as follows:

		September 30, 2013	December 31, 2012
1)	Note Payable to the WV Development Office	$155,967	$258,497
2)	Note Payable to the WVEDA	155,099	179,728
3)	Note Payable to the WVIJDC	152,935	177,894
4)	Note Payable to the WVEDA	667,128	756,217
5)	Note Payable to the WVIJDC	679,766	768,259
6)	Note Payable to the WVJITB	290,000	275,045
7)	Note Payable to the WVJITB	400,000	400,000
8)	Note Payable to the WVHTCF	128,086	191,373
9)	Note Payable to the WVEDA	177,129	196,983
10)	Capital Leases	182,439	253,519
11)	Bridge Notes	1,747,803	-
	Total	4,736,352	3,457,515
	Less: current portion	(3,037,991)	(1,374,489)
	Long-term portion	$1,698,361	$2,083,026

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2012 (payment in arrears)	$17,296
2013	$698,226
2014	$2,440,570
2015	$289,917
2016	$253,577
2017	$262,002
2018 & Thereafter	$774,764

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

7.	Common Stock

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

Common stock issued during the first nine months of 2013 is as follows:
	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (4)
December 31, 2012 Balance	31,879,247	$.0001	Various	$37,467,400	$529,138	$3,188	$37,993,350
Issuance of stock	10,266,900.0001		.50	5,133,450	-	1,027	5,132,423
Issuance of stock (1)	200,000			-	100,000	20	99,980
Issuance of stock (2)	527,500			-	-	53	(53)
Issuance of stock (3)	6,663,199			3,103,216	-	666	3,102,550
September 30, 2013 Balance	49,536,846			$45,704,066	$629,138	$4,954	$46,328,250
(1) Shares issued for services performed
(2) Shares issued under anti-dilution provision
(3) Shares issued upon conversion of convertible debentures
(4) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

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

9.    Stock Options and Stock-based Compensation

In 2002, the Board adopted the 2002 Equity Incentive Plan (“the 2002 Plan”) that governed equity awards to employees, directors and consultants of the Company. Under the Plan, 450,000 shares of common stock were reserved for issuance. From 2006 through 2012, the 2002 Plan was amended several times to increase the total number of shares authorized under the 2002 Plan to 4,150,000 shares. During the first quarter 2013, the Board adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and together with the 2002 Plan (the “Plans”) governs the equity awards to employees, directors and consultants of the Company. Under the 2013 Plan, an additional 5,000,000 shares of common stock has been reserved for issuance.  On June 18, 2013, the 2013 Plan was approved by holders of a majority of the issued and outstanding shares of common stock of the Company.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.    Stock Options and Stock-based Compensation (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,864,750	$1.42	4.00
Granted	1,756,000	$0.55
Exercised	-	-
Cancelled or expired	520,000	$1.45
Outstanding at September 30, 2013	5,100,750	$1.12	7.27

Exercisable at December 31, 2012	2,992,417	$1.39	3.59
Exercisable at September 30, 2013	3,660,959	$1.25	6.53

The following table summarizes information about stock options at September 30, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			102,688
$0.55	1,681,000			645,833
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,416,000			2,095,813
$2.00	214,750			186,625
$0.50 - $2.00	5,100,750	7.27	$1.12	3,660,959	$1.25

At September 30, 2013 and December 31, 2012, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.50 as of September 30, 2013 and December 31, 2012. During the year ended December 31, 2012, 225,000 options were exercised.  During the first nine months of 2013, no additional options were exercised.

The following table summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2012	872,333	$0.441
Granted	1,091,479	$0.110
Forfeited	103,125	$0.448
Vested	420,896	$0.328
Nonvested at September 30, 2013	1,439,791	$0.290

The fair value of non-vested options to be recognized in future periods is $234,296, which is expected to be recognized over a weighted average period of 1.9 years. The total fair value of options vested during the nine months ended September 30, 2013 was $238,495 compared to $238,484 for the nine months ended September 30, 2012.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.    Stock Options and Stock-based Compensation (continued)

Stock-based compensation expense is as follows:

	Nine months Ended
	September 30, 2013	September 30, 2012
Selling, general, and administrative expense	$220,840	$180,701
Research and development expense	17,655	57,783
Total stock-based compensation expense	$238,495	$238,484

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2013 was $0.111 and for the nine months ended September 30, 2012 was $0.568 per option. The fair value of the option grants was estimated using the  Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months Ended
	September 30, 2013	September 30, 2012
Risk-free interest rate	0.35%	1.04%
Volatility factor	24.48%	24.04%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

The Company based its estimate of expected stock price volatility on monthly price observations of the AMEX Biotech Index. Given the Company’s limited history with stock options, the Company’s expected term is based on an average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

10.	Stock Warrants

From 2008 through 2013, the Company has issued warrants mostly in connection with common stock issuances. The warrants are exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase shares of common stock. The exercise price is $1.10 to $2.25 per share.

In November 2009, the Company issued stock warrants to four board members in exchange for personal guarantees on a bank line of credit (See Note 3, Bank Line of Credit). The warrants are exercisable for five years from date of issuance. The warrant allows the four holders the ability to purchase 375,000 shares of common stock. The exercise price is $2.00 per share.

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

In March and April 2013, the Company issued stock warrants to a placement agent as commission in connection with the sale of common stock pursuant to two private placement offerings. The warrants are exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 387,720 shares of common stock. The exercise price is $1.10 to $2.20 per share.

In March 2013, the Company issued stock warrants in connection with the Reimbursement Agreement with Steve Antoline, a director of the Company (see Note 5, Obligation Related to the Letter of Credit.) The warrants are exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 1,100,000 shares of common stock. The exercise price is $1.10 per share.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

10.	Stock Warrants (continued)

In August 2013, the Company also issued stock warrants in connection with the Note and Warrant Purchase Agreement with Summit Resources, Inc., which is an affiliate of Steve Antoline (see Note 4, Related Party Debt.) The warrants are exercisable for five years from date of issuance. The warrant allows the holder the ability to purchase 1,000,000 shares of common stock. The exercise price is $1.10 per share.

In July and September 2013, the Company issued stock warrants in connection with Bridge Notes (see Note 6, Bridge Notes.) The warrants are exercisable for five years from date of issuance. The warrants allow the holders the ability to purchase 1,327,125 shares of common stock. The exercise price is $1.10 per share.

In July 2013, the Company issued stock warrants in connection with the conversion of related party debt. The warrants are exercisable for five years from date of issuance. The warrants allow the holders the ability to purchase 4,997,399 shares of common stock. The exercise price is $1.10 per share.

As of September 30, 2013, warrants to purchase 31,297,239 shares of common stock were outstanding and exercisable.

11.	Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components.  The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns.

The Company adopted ASC 740-10 Income Taxes effective January 1, 2007. The adoption of ASC 740-10 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no changes to unrecognized tax benefits during 2012 or the first nine months of 2013. The tax years 2009 through 2012 remain open to review by various taxing authorities.

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

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes.  The net operating tax loss carryforwards total approximately $48,100,000 and $41,500,000 at September 30, 2013 and December 31, 2012, respectively.

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

Year ending December 31:	Future required minimum lease payments
2013	$208,057
2014	$260,376
2015	$173,500
2016	$167,628
2017	$41,907

Rent expense totals $108,446 for the three months ended and $325,980 for the nine months ended September 30, 2013, compared to $113,778 for the three months ended and $300,754 for the nine months ended September 30, 2012.

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

Warranty Obligations

In the ordinary course of business, the Company warrants to customers that its products will conform to published or agreed specifications. During the nine months ended September 30, 2013, the Company recorded accrued warranty expense of $65,000.  The Company did not  accrue warranty expense for the year ended December 31, 2012.

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000. The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of September 30, 2013.

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

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER SAS (Mayoly)
In May 2009, the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Mayoly, a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1 million Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the Government of France.  As of September 30, 2013 and December 31, 2012, based on estimated expenditures by both companies and the anticipated sharing of expenditures, the Company estimates that it owed approximately $36,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet.

Engineering and Design Services

The Company has approximately $254,000 in outstanding commitments with MPR Associates, Inc. for engineering and design services related to their LAESI (Laser Ablation Electrospray Ionization) technology.  These amounts relate to further design enhancements to its instruments and the transfer of manufacturing knowledge to the Company's contract manufacturer, Dynamic Manufacturing, LLC. At September 30, 2013, the Company recorded approximately $7,800 in accrued expenses owed to MPR.

The Company has approximately $3,500 in outstanding commitments with Bridger Photonics for lasers related to the LAESI technology.  At September 30, 2013, the Company did not have a related accrual for Bridger.

Contract Manufacturing Services

The Company has approximately $588,000 in outstanding commitments with Dynamic Manufacturing, LLC for contract manufacturing services related to their LAESI technology. These amounts relate to the production of instruments. At September 30, 2013, the Company did not have a related accrual for Dynamic.

15.	Evaluation of Subsequent Events

Issuance of Common Stock

On November 1, 2013 (the “Initial Closing”), the Company received $2,104,965 in aggregate gross cash proceeds from 36 accredited investors in connection with the sale of approximately 21 units (each a “Unit” and collectively, the “Units”) in an offering (the “Offering”) of a minimum of $2,000,000 (the “Minimum Offering Amount”) and up to a maximum of $6,000,000 (the “Maximum Offering Amount”), in Units of securities of the Company pursuant to the terms and conditions of a Subscription Agreement (the “Subscription Agreement”) and Unit Purchase Agreement (the “Purchase Agreement”) by and among the Company and each of the purchasers (the “Purchasers”) thereto. The Maximum Offering Amount excludes up to an additional $2,000,000 (the “Additional Offering Amount”) in Units that may be sold to any existing stockholders, officers, and directors of the Company, including any of their affiliates (the “Company Investors”). Each Unit consists of (i) 200,000 shares of common stock, par value $.0001 per share (the “Common Stock”), (ii) and two warrants, including (a) a 1 year warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.50 per share (the “A Warrants”) and (b) a 5 year warrant to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share (the “B Warrants” and together with the A Warrants the “Investor Warrants”).

In connection with the Initial Closing of the Offering, the Company also paid to the placement agent (the “Placement Agent”) an aggregate of $314,669 in cash commissions, representing (1) 10% of the gross proceeds raised in the Offering from Purchasers introduced to the Company by the Placement Agent; (2) 2% of the aggregate gross proceeds raised in the offering from Company Investors, including the Conversion Amount and (3) 2% of the aggregate gross proceeds raised in the Offering, including the Conversion Amount, in connection with a non-accountable expense allowance. In addition, the Company agreed to issue warrants (the “Placement Agent Warrants”) to purchase an aggregate of 1,052,483 shares of Common Stock to the Placement Agent (or its designees), representing 10% of the number of shares of Common Stock underlying the Units sold in the Offering, including the shares of Common Stock underlying the Investor Warrants.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

15.  Evaluation of Subsequent Events (continued)

Conversion of Convertible Debentures

In addition, at the Initial Closing, the Company issued an aggregate of approximately 18.77 in additional Units to certain existing note holders, in connection with the conversion of $1,876,828 (the “Conversion Amount”) in outstanding principal and accrued unpaid interest in convertible promissory notes.

Issuance of Convertible Debentures

Subsequent to the balance sheet date (the “October Note Issue Date”), the Company has issued to three (3) accredited investors (each an “October Noteholder” and collectively, the “October Noteholders”) (1) 10% convertible 1-year promissory notes (each an “October Note” and collectively, the “October Notes”) in an aggregate principal amount equal to $225,000 and (2) warrants (each an “October Noteholder Warrant” and collectively, the “October Noteholder Warrants”) for each investor to purchase the number of shares of the Company’s common stock as is equal to 37.5% of the principal amount of the October Notes purchased by it, divided by $0.50, pursuant to the terms and conditions of those certain Note and Warrant Purchase Agreements (the “Purchase Agreements”).

The October Notes accrue simple interest at a rate of 10% per annum and are due and payable on the one-year anniversary of the October Note Issue Date. The October Notes and all accrued unpaid interest thereon shall automatically convert into units (the (“Units”) issued by the Company in a subsequent offering (the “Subsequent Offering”) at a rate that is equal to (a) two shares (the “Subsequent Offering Shares”) of the Company’s common stock and (b) two warrants including (1) a 1 year warrant (each, an “A Warrant” and collectively, the “A Warrants”) to purchase two shares of common stock at an exercise price of $0.50 per share and (2) a 5 year warrant (each, a “B Warrant” and collectively, the “B Warrants” and together with the A Warrants the “Subsequent Offering Warrants”) to purchase one share of common stock at an exercise price of $0.75 per share for each $1.00 invested in the Subsequent Offering or on such other terms and conditions as may be determined by the Company; provided however that such terms shall be consistent with the terms of the Subsequent Offering. At the Initial Closing, the Company issued an aggregate of approximately 1.36 Units to these note holders, in connection with the conversion of $135,900 (the “Conversion Amount”) in outstanding principal and accrued unpaid interest.

Issuance of Related Party Debt

Subsequent to the balance sheet date, the Company issued Promissory Notes (the “Related Party Notes”) to two (2) board members’ affiliated companies in the aggregate amount of $275,000.  The notes mature on October 25, 2014 and accrue simple interest of 10% per annum. The Related Party Notes and all accrued unpaid interest thereon shall automatically convert into a subsequent offering by the Company at a rate of two shares of the Company’s common stock and a) a 1-year warrant to purchase two shares of common stock at an exercise price of $0.50 per share for each $1 invested and b) a 5-year warrant to purchase one share of common stock exercisable at $0.75 per share for each $1.00 invested or on such other terms and conditions as may be determined by the Company; provided however that such terms shall be consistent with the terms of the subsequent offering.

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JumpStart Our Business Startups Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Results of Operations

Three and Nine months Ended September 30, 2013 Compared to Three and Nine months Ended September 30, 2012

For the three months ended September 30, 2013 and September 30, 2012, we earned revenue of $178,475 and $165,538, respectively.  This represents an increase of $12,937 or 8% from the prior period.  We earned revenue of $938,080 and $568,994 for the nine month period ended September 30, 2013 and September 30, 2012, respectively, an increase of $369,086, or approximately 65%. During the first nine months of 2013, the Company sold four LAESI DP-1000 instruments.  These sales represent the largest portion of the increase in revenue.

For the three months ended September 30, 2013 and September 30, 2012, selling, general and administrative expenses totaled $1,943,814 and $1,508,068, respectively.  This represents an increase of $435,746 or 29% from prior year.  Selling, general and administrative expenses totaled $6,015,077 for the nine months ended September 30, 2013 compared to $5,205,388 for the nine months ended September 30, 2012, an increase of $809,689 or approximately 16%. The increase in selling, general and administrative expenses relates largely to an increase in cost of goods and services sold, consulting fees and outside service expense and a reclassification to the quarter related to LAESI unit costs previously classified as research and development expense, which is partially off-set by a reduction in personnel costs.  Cost of goods sold related to LAESI units include the cost to produce the unit, licensing costs, and accrued warranty expense.

For the three months ended September 30, 2013 and September 30, 2012, research and development expense totaled $658,880 and $722,352, respectively.  This represents a decrease of $63,472 or 9% from prior year.  Research and development expense totaled $2,367,014 for the nine months ended September 30, 2013, compared to research and development expense of $2,723,129 for the nine months ended September 30, 2012, a decrease of $356,115 or approximately 13%. Research and development expenses primarily include costs associated with the development of the LAESI technology.  Research and development expenses have decreased as the Company has transitioned from development to production of the LAESI technology.

For the three months ended September 30, 2013 and September 30, 2012, loss from operations totaled $2,424,219 and $2,064,882, respectively.  This represents an increase of $359,337 or 17% from prior period.  Loss from operations totaled $7,444,011 for the nine months ended September 30, 2013, compared to a loss from operations of $7,359,523 for the nine months ended September 30, 2012, an increase of $84,488 or approximately 1%.

For the three months ended September 30, 2013 and September 30, 2012, other expense was $130,704 and $166,093, respectively.  This is a decrease of $35,389 or 21% from the prior period.  Other expense was $472,871 for the nine months ended September 30, 2013 compared to $398,581 for the nine months ended September 30, 2012. During 2012, the Company relied on related party debt to fund operations.  As a result, other expense increased $74,290 or 19% for the nine months ended September 30, 2013 as compared to prior year due to the rise in related party debt.

After foreign currency translation adjustments of $5,797 and $2,136, respectively, total comprehensive loss was $2,549,126, or ($0.06) per share, for the three months ended September 30, 2013 as compared to a total comprehensive loss of $2,228,839, or ($0.08) per share, for the three months ended September 30, 2012.  After foreign currency translation adjustments of $6,487 and ($19,944), respectively, total comprehensive loss was $7,910,395, or ($0.19) per share, for the nine months ended September 30, 2013 as compared to a total comprehensive loss of $7,778,048, or ($0.27) per share, for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We have a credit facility of $3,000,000 with United Bank, Inc. with a balance of $2,725,000 outstanding as of September 30, 2013. Interest is payable monthly and the loan is due on demand. In 2009 and 2010, we borrowed a total of $2,285,261 for the purchase of equipment from the West Virginia Economic Development Authority (WVEDA) and the West Virginia Water Development Authority. These loans have 10 year terms and interest rates ranging from 3.25% to 4%. In 2012, we borrowed a total of $400,000 for the purchase of equipment from the WVEDA and the West Virginia High Technology Consortium Foundation (WVHTC Foundation).  The WVEDA loan has a 10 year term and an interest rate of 2%.  The WVHTC Foundation loan has a 30-month term and an interest rate of 8%.  Between 2011 and 2013, we borrowed $3,123,216 from various board members and spouses, of which all but $20,000 was converted into equity in July 2013.  The remaining note matures on December 31, 2013 and accrues simple interest at a rate of 10% per annum.  In June and August 2013, we borrowed $600,000 from Summit Resources, Inc., an affiliate of one board member, under the Note and Warrant Purchase Agreement.  The note matures one year from the anniversary date and accrues simple interest at a rate of 10% per annum.  During the 3rd quarter of 2013, we borrowed $1,769,500 from various accredited investors.  The convertible 1-year promissory notes bear simple interest at 10% per annum and are payable on the anniversary.

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

As of September 30, 2013, we had total current assets equal to $830,613, comprised of $41,039 in cash and cash equivalents, $66,596 in trade accounts receivable, $27,679 in other receivables, $591,404 in inventory and $103,895 in prepaid expenses. This compares with total current assets at December 31, 2012 equal to $1,399,012 comprised of $27,604 in cash and cash equivalents, $127,721 in trade accounts receivable, $308,934 in other receivables, $905,186 in inventory and $29,567 in prepaid expenses. The Company's total current liabilities as of September 30, 2013 were equal to $8,833,701, comprised of $3,037,991 in current maturities on long term debt, $1,662,314 in trade accounts payable, $2,725,000 in connection with the United Bank, Inc. line of credit, $620,000 in loans payable to stockholders $377,695 in the obligation related to the Letter of Credit and $410,701 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2012 were equal to $10,032,836, comprised of $1,374,489 in current maturities on long term debt, $2,270,671 in trade accounts payable, $2,725,000 in connection with United Bank, Inc. line of credit, $2,898,216 in loans payable to stockholders and $764,460 in other payables and accrued expenses.

Our working capital deficit at September 30, 2013 was $8,003,088 as compared to a working capital deficit of $8,633,824 at December 31, 2012. The decrease in working capital deficit was $630,736 from December 31, 2012 to September 30, 2013.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 increased $581,238, or 9% from $6,688,148 for the nine months ended September 30, 2012 to $7,269,386. Net cash used in operating activities during the nine months ended September 30, 2013 was primarily the result of a net loss of $7,916,882. Net loss was adjusted for non-cash items such as depreciation and amortization of $633,535, non-cash compensation of $238,495, issuance of stock for services of $100,000, issuance of common stock for accrued interest of $228,384, accretion of convertible debenture discount of $17,208, bad debt expense of $5,000 and loss on disposal of fixed assets of $15,921. We also had a decrease in trade accounts receivable of $56,125, trade inventory of $313,782, in other receivables of $280,871, trade accounts payable of $813,738 and other payables and accrued expenses of $353,759.  We also had an increase in prepaid assets of $74,328.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2013 was $42,715, which was for equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the nine month period ended September 30, 2012 was $340,645 and was also used for equipment purchases and partially offset by a movement in restricted cash.

Financing Activities

Cash provided by financing activities during the nine month period ended September 30, 2013 was $7,319,049, which was the result of net proceeds of $4,830,775 from the sale of our common stock, proceeds of $825,000 from the issuance of related party debt, proceeds of short term debt of $1,769,500, and proceeds of $600,000 from the Obligation related to the Letter of Credit. This was offset by $483,921 used in the repayment of long-term debt and $222,305 used in repayment of the Obligation related to Letter of Credit. Cash provided by financing activities during the nine month period ended September 30, 2012 was $6,599,805, which was the result of the net proceeds of $4,406,851 from the sale of our common stock, proceeds of $1,090,000 from the issuance of short and long-term debt and proceeds of $1,358,216 from the issuance of stockholder debt. This was offset by $255,262 used in the repayment of long-term debt.

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

Revenue Recognition

We derive our revenue from the sale of products and services. Revenue is recognized when all four of the following criteria are met: (1) we have persuasive evidence that an arrangement exists, (2) the price is fixed and determinable, (3) title has passed, and (4) collection is reasonably assured. Product revenue is recognized when title passes, which is typically upon shipment of the product. Service revenue is recognized as the service is performed, generally through short-term contracts. However, where applicable, contract service revenue is earned and recognized according to the provisions of each agreement. As of September 30, 2013, we had deferred revenues of $2,500 compared to no deferred revenue as of September 30, 2012.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is $2,367,014 and $2,723,129, respectively, for the nine months ended September 30, 2013 and 2012.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 34,958,000 and 18,697,000 for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Warrants

On July 17, 2013, the Company issued an aggregate of 377,500 shares of common stock for no additional consideration to certain stockholders in connection with the anti-dilution rights applicable to such investor’s investments. In addition, the exercise price of the warrants issued to such investors in connection with the anti-dilution rights were reduced from $2.25 to $1.12 per share.

On July 23, 2013, in connection with a private placement offering, the Company issued an aggregate of 300,000 shares of common stock at $0.50 per share and warrants to purchase up to 225,000 shares of common stock at a purchase price of $150,000. The warrants are exercisable for five years from date of issuance at an exercise price of $1.10 per share. The shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investors were the sole offerees, had access to all information concerning the Company and the Company did not engage in any general solicitation. Cash commissions were not paid in connection with the sale of the shares and warrants.

Conversion of Convertible Debentures

As of June 30, 2013, the Company entered into conversion agreements (the "Conversion Agreements") with certain related party holders (the “Existing Noteholders”) of its existing convertible promissory notes with an aggregate principal amount of $3,003,216 (the "Existing Notes") pursuant to which the Company agreed to issue 5 year warrants (the “Conversion Warrants”) to purchase up to 75% of the number of shares of common stock into which the Existing Notes were convertible, at an exercise price of $1.10 per share, provided that the conversion of the Existing Notes was exercised on or prior to June 30, 2013. In accordance with the terms and conditions of the Conversion Agreements, on June 30, 2013 the Existing Noteholders notified the Company of their desire to convert the Existing Notes into an aggregate of 6,663,199 shares (the “Conversion Shares”). On July 23 and 29, 2013, the Company issued the Conversion Shares and Conversion Warrants to purchase up to an aggregate of 4,997,399 shares of common stock.  The Conversion Shares and Conversion Warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investors were the sole offerees, had access to all information concerning the Company and the Company did not engage in any general solicitation. Cash commissions were not paid in connection with the sale of the Conversion Shares and Conversion Warrants.

Related Party Debt

On August 6, 2013, the Company and one board member and his spouse agreed to further extend the maturity date of the Convertible Promissory Note dated September 25, 2012 for $20,000 until December 31, 2013.

Issuance of Convertible Debentures

During the 3rd quarter 2013 (the “July and September Note Issue Dates”), the Company issued to eighteen (18) accredited investors (each a “July and September Noteholder” and collectively, the “July and September Noteholders”) (1) 10% convertible 1-year promissory notes (each a “July and September Note” and collectively, the “July and September Notes”) in an aggregate principal amount equal to $1,769,500 and (2) warrants (each a “July and September Noteholder Warrant” and collectively, the “July and September Noteholder Warrants”) for each investor to purchase the number of shares of the Company’s common stock as is equal to 37.5% of the principal amount of the July and September Notes purchased at $1.10 per share, pursuant to the terms and conditions of those certain Note and Warrant Purchase Agreements (the “Purchase Agreements”).

The July and September Notes accrue simple interest at a rate of 10% per annum and are due and payable on the one-year anniversary of the July and September Note Issue Dates. The July and September Notes and all accrued unpaid interest thereon shall automatically convert into units (the “Units”) issued by the Company in a subsequent offering (the “Subsequent Offering”) at a rate that is equal to (a) two shares (the “Subsequent Offering Shares”) of the Company’s common stock and (b) two warrants including (1) a 1 year warrant (each, an “A Warrant” and collectively, the “A Warrants”) to purchase two shares of common stock at an exercise price of $0.50 per share and (2) a 5 year warrant (each, a “B Warrant” and collectively, the “B Warrants” and together with the A Warrants the “Subsequent Offering Warrants”) to purchase one share of common stock at an exercise price of $0.75 per share for each $1.00 invested in the Subsequent Offering or on such other terms and conditions as may be determined by the Company; provided however that such terms shall be consistent with the terms of the Subsequent Offering.

In the event the Subsequent Offering does not take place within 120 days of the July and September Note Issue Dates, the July and September Notes will be convertible by the July and September Noteholders at their option for the 60 days thereafter. The rate of conversion will be for each $100,000 of principal and interest converted (or portion thereof), the July and September Noteholders will receive 200,000 shares (the “Optional Conversion Shares”) of common stock of the Company and a warrant (the “Optional Conversion Warrant”) to purchase 150,000 shares of common stock, which warrant will be exercisable at $1.10 for a period of five years, subject to proportionate adjustments for stock splits, combinations, stock dividends and other recapitalization events.

In the event of a Fundamental Transaction (as defined and described in detail in the July and September Notes), the Company shall pay, then upon any subsequent conversion of the July and September Notes, July and September Noteholders shall have the right to receive, for each Subsequent Offering Share, Subsequent Offering Warrant, Optional Conversion Share and/or Optional Conversion Warrant that would have been issuable upon such conversion absent such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock and a warrant to purchase one share of common stock.

The July and September Notes and the July and September Noteholder Warrants were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the July and September Notes and the July and September Noteholder Warrants, and the Company was available to answer any questions from any purchaser. Cash commissions were not paid in connection with the sale of the July and September Notes and the July and September Noteholder Warrants.

Issuance of Note and Warrant Purchase Agreement

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase up to an aggregate of 250,000 shares of common stock for each $150,000 borrowed of common stock at an exercise price of $1.10 per share for up to a maximum of 1,000,000 shares of common stock as consideration for up to $600,000 in advances made or to be made, which was fully advanced to the Company as of September 30, 2013. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument, beginning with the sale of the fourth LAESI instrument sold following the effective date, shall be used to repay the principal amounts due under the Summit Note.

The Company issued a warrant to purchase up to 1,000,000 shares of common stock in connection with the Summit Agreement as of August 6, 2013. The Summit Note and related warrant were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investor was the sole offeree, had access to all information concerning the Company that was requested and the Company did not engage in any general solicitation. Cash commissions were not paid in connection with the sale of the Summit Note and the related Warrant.

Options

During the quarter ended September 30, 2013, the Company granted options to purchase an aggregate of 252,000 shares of common stock in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.55 per share.

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

4.1	Form of Warrants issued to the Existing Noteholders (incorporated by reference from Exhibit 10.2 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2013).
4.2	Form of Note issued to the July and September Noteholders (incorporated by reference from Exhibit 10.4 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2013).
4.3
Form of Warrant issued to the July and September Noteholders (incorporated by reference from Exhibit 10.5 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2013).

4.4	Form of Convertible Promissory Note Addendum No. 3 (incorporate by reference from Exhibit 10.2 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on August 12, 2013).
10.1
Form of Conversion Agreements by and between the Company and the Existing Noteholders (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2013).

10.2
Form of Purchase Agreement issued to the July and September Noteholders (incorporated by reference from Exhibit 10.3 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2013).

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

PROTEA BIOSCIENCES GROUP, INC.

Dated: November 13, 2013	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer

