Form 10-K
period 2013-12-31
Protea Biosciences Group, Inc.
filed 2014-03-31
CIK 1335103

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2013

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from

Commission file number      000-51474

PROTEA BIOSCIENCES GROUP, INC.
(Name of registrant in its charter)

Delaware	20-2903252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

955 Hartman Run Road, Morgantown, West Virginia	26505
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (304) 292-2226

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange
Not applicable	Not applicable

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,517,359.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 28, 2014, the number of shares of the registrant’s classes of common stock outstanding was 65,467,735.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

☐	all the risks inherent in the establishment of any new or early stage company, particularly one in proteomics, biotechnology or other research and development-intensive business;
☐	the Company’s absence of significant sales or sales revenues and its limited history of operations including limited manufacturing and sales operations to date, which make it difficult to predict future performance;
☐	operations that have required and will continue to require significant financial resources and working capital, without offsetting revenues from sales of products and services;
☐	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s attempt to commercialize and sell its present and hoped-for future products and services specifically for use in molecular information research;
☐	significant competition in the field of molecular information specifically and in biotechnology generally, including from companies that are larger, have greater financial resources, have larger research and development budgets and programs, are more established and have greater market acceptance in the relevant markets;
☐	the high rate of technological change or advancement in the fields of molecular information and biotechnology, and the related risks that innovation by a competitor may render the Company’s products obsolete or less desirable and that obsolescence of a product or service might occur before the product or service can gain market acceptance, significant levels of sales and revenues, or profitability;
☐	the risk that the Company will have difficulties executing its intended business plan;
☐	the risk that the Company’s research and development efforts will not succeed, or will not succeed in sufficient time, to allow commercialization and sales at levels sufficient to generate revenues in excess of expenses;
☐	the need to raise additional capital and/or obtain other additional funding;
☐	risks and uncertainties related to intellectual property rights, including the potential for expensive litigation concerning intellectual property issues;
☐	risks associated with the fluctuation and seasonality of potential sales from one quarter compared to other quarters, making it difficult to achieve profitability and to forecast future revenues accurately as to either the timing or amount of revenues;
☐	potential barriers, risks, uncertainties and obstacles to the Company’s plans to manufacture its own products;
☐	potential barriers, risks, uncertainties and obstacles to the Company’s ability to develop, introduce, and gain market acceptance for its molecular information products and services, for example because of perceived issues relating to quality and safety, customers’ reluctance to invest in new technologies and/or widespread acceptance of other technologies;
☐	potential problems and difficulties managing growth, including potential challenges in implementing appropriate operational and financial systems, developing and then expanding and scaling up production, attracting and/or retaining good to excellent employees in all phases of anticipated future operations, expanding sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards;
☐	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates: and
☐	other risks over which we have no control.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements.

ii

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

iii

PART I

Item 1.  Business

Overview of Our Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is a commercial stage, molecular information company incorporated in the state of Delaware on May 24, 2005. “Molecular information” refers to the identification and characterization of the proteins, metabolites and other biomolecules, which are the products of all living cells and life forms. The Company is applying its technology to the development of next generation, “direct molecular imaging” technology and service capabilities that it believes enable more rapid and comprehensive molecular profiling of living cells and biofluids, thereby providing better molecular information that helps to define normal and disease processes. We believe that our proprietary technology is useful to support medical research and pharmaceutical development. The Company’s technologies enable the direct molecular imaging of the proteins, metabolites and other biomolecules that regulate the biological functions of the human body and all other forms of life. Management believes this is a critical area of research, as pharmaceutical research is in need of direct molecular imaging to improve and accelerate the development of new therapeutics and diagnostic tests.

Our Business Strategy and Products

The Company applies its core technologies and expertise to the development of products and services that improve the discovery and identification of proteins, metabolites and other biomolecules produced by living cells. Our products and services are purchased and used primarily by pharmaceutical and academic/clinical research laboratories, including analytical chemists, translational researchers, oncologists, pathologists and cell biologists.

LAESI Instrument Platform

In 2011, Protea completed the development of a novel bioanalytical instrument platform known as “LAESI” (laser ablation electrospray ionization). This technology enables the direct identification of proteins, lipids and metabolites in tissue, cells and biofluids, such as serum and urine, without any sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug. The Company believes that LAESI technology has the potential to significantly improve the availability of molecular information in pharmaceutical research, as well as many other fields, including agriculture, pathology, biomarker discovery, biodefense and forensics.

LAESI is intended to meet the broad need of the biologist for the direct, unbiased identification and characterization of biomolecules in biological samples, which can remain untouched prior to their analysis. By virtue of LAESI’s improved speed and the comprehensive datasets it generates, the Company is pursuing its vision of what it believes will be a new era of human molecular information where the molecular pathways of human disease will be more clearly elucidated, and datasets more rapidly available, thereby accelerating pharmaceutical and life science research.

The Company offers the LAESI DP-1000, its first generation LAESI instrument, as well as software packages developed by the Company (LAESI Desktop Software and ProteaPlot™). The Company believes that our software facilitates operating the instrument, and the storage and display of molecular information datasets, in a user friendly, intuitive software environment. The LAESI and ProteaPlot™ software generate “ion maps,” which are molecule-specific images that show the location and relative abundance of specific molecules in a sample helping researchers look for new, disease-specific biomarkers, and to elucidate disease-specific pathways.

In addition, the Company offers an expanding line of consumable products that are used in bioanalytical mass spectrometry, including a family of proprietary reagents. These include Progenta™ surfactants, that can rapidly remove proteins out of biological samples and into liquid phase, preparing them for analysis by mass spectrometry; single use products, including pipette tips and 96 well plates, that employ a novel chemistry technique, known as monolith chemistry, which enables recovery of proteins from solutions, as well as removal of salts, thereby improving the quality of analysis of the proteins by mass spectrometry; and, an extensive line of protein mass spectrometry standards, which provide defined and characterized proteins representing different protein structures and classes in order to improve the reproducibility of a researcher’s bioanalytical mass spectrometry results.

Our commercial offering is organized as follows:

Molecular Information Services

Protea offers proprietary molecular information services for the discovery and identification of both small molecules (e.g. lipids and metabolites) and large molecules (e.g. proteins). Our services unit is operated under “Good Laboratory Practices” (GLP), which are necessary for regulatory submissions and to meet the internal research and development standards of pharmaceutical research clients.

The Company provides LAESI mass spectrometry imaging (“LAESI- MSI”) services with the unique capabilities of our proprietary LAESI technology platform, which can directly image and display the presence of specific biomolecules in cell and tissue samples, without sample preparation. The LAESI platform technology is highly disruptive for biological investigation of tissues and living cell cultures and bacterial colonies. LAESI-MSI provides new information based on direct analysis, without the need for labeling, radioisotopes, or complex sample preparation protocols. Datasets are automatically generated, and are available in minutes, depending on the complexity of the analysis.

In LAESI-MSI, the chemical identity of biomarkers or other biomolecules present, for example, in a tissue, is investigated as a function of spatial distribution. This breakthrough paradigm allows accurate distribution profiling of chemical species that help to elucidate pathologies or metabolic processes underway in the specimen. The Company believes that the LAESI-MSI has the potential to significantly improve biological investigation using objective chemical data by directly visualizing the distribution of specific molecules within a cell’s structure.

LAESI-MSI eliminates the need for sample preparation and allows the researcher to study the biochemical landscape of a sample as it exists in nature, thereby providing native, unbiased molecular information. LAESI-MSI services are available for both 2D and 3D tissue molecular profiling, high throughput biofluid analysis, and time course studies of live cell colonies.

Molecular Data and Informatics Products

We are applying LAESI-MSI to create comprehensive, cell-based molecular information databases that will be specific to disease states and allow the integration of LAESI biomolecular datasets with the sample-related pathology, gene expression and demographic data. LAESI-MSI generates large bioinformatics datasets for improved disease state assessment and management. Our initial focus is the development of database products for oncology and neurodegenerative disease.

Industry and Market Overview

The global molecular information market consists of products and services used to identify molecules that are the products of living cells, including proteins, lipids, metabolites and other classes of molecules. In addition to human pharmaceuticals and diagnostics, the market for molecular information includes the fields of environmental science, forensics, oceanography, cosmetics, agriculture and biodefense.

The global molecular information market is currently served by the following technology platforms and methods:

Platform	Molecule Classes	Market Size
Genomics	DNA	$4.18 billion (VisionGain 2011)
Mass Spectrometry	Proteins, peptides & metabolites	$3.6 billion (Technavia Analysis 2014)
Molecular Imaging (PET-CT/MRI)	Proteins, peptides & metabolites	$7.3 billion (Scienta Advisors/Kalorama 2009)
Tissue Diagnostics	Proteins	$2.0 billion (Roche 2011)

The two largest global bioanalytics market segments, the primary ones for which Protea’s molecular information products and services are directed, are preclinical drug research, a market segment valued at an estimated $20 billion, and biomarker discovery, a market segment valued at an estimated at $13 billion ( SDI 12 Global Analytical Report October 2012 ).

Preclinical pharmaceutical research refers to the discovery and testing of new candidate therapeutics prior to their use in human clinical trials. For each 5,000-10,000 preclinical drug candidates, only five enter human clinical trials. Thus, there is a great need to obtain better datasets faster to identify the most promising candidates.

“Biomarkers” are specific biomolecules that have been found to be associated with specific disease states. Biomarker discovery is useful for the development of new prognostic and diagnostic tests, as well as in the emerging field of personalized medicine, where biomarkers can identify those patients who will respond well to specific therapies. The human disease biomarker sector seeks to identify and validate biomolecules that are associated with the onset and progression of a specific disease, and thus can become new diagnostics, or biomarkers, to be used to better identify patient subgroups for more precise selection of their optimal treatment, as well as to guide new pharmaceutical development for specific patient subgroups. The Company believes a large area of biomarker research is oncology. The U.S. cancer biomarker testing market is expected to grow to $11.46 billion by 2017. (Frost & Sullivan Analysis of the U.S. Cancer Biomarker Testing Market, June 2012).

The growth of the market for molecular information can be attributed in large part to the following factors:

•	With the completion of the mapping of the human genome, attention is now focused on the products of our genes, called “proteins”, the building blocks for all cellular functions, and the actual agents of biological activity, as a more promising source of new therapeutic targets. The Human Genome Project revealed that there are fewer protein-coding genes in the human genome compared to proteins in the human proteome (25,000 genes vs. over 2,000,000 protein variants expressed by the genes), a fact that has led to increased focus by researchers on protein discovery.

•	The analysis and characterization of specific proteins is becoming increasingly important to the development and production processes of therapeutic proteins. Proteins that are produced by recombinant DNA technology are called “biopharmaceuticals”. Precise data on a protein’s structure and biological status at specific stages of a disease is needed. Accomplishing this requires the ability to directly identify specific chemical changes in the protein of interest’s structure. This trend is largely driven by increasing regulatory requirements for therapeutic proteins (biopharmaceuticals) to be fully-characterized, as has been the case with traditional (small molecule) drugs. This means that a biopharmaceutical’s protein structure needs to be fully-analyzed, including “post translational modifications” (PTM’s – changes to the protein that occur after gene expression, to fit the protein’s biological activity, such as protein phosphorylation).

•	In addition to proteomics, there is increasing interest in the discovery and identification of other classes of molecules that are produced by living cells, including metabolomics (the study of the small molecules which are the products of chemical reactions in cells) and also lipidomics (a subset of metabolites, lipids are produced for the purpose of energy transfer and storage within cells). Both of these classes of biomolecules are becoming important areas of research for the discovery of disease specific biomarkers and new therapeutic targets.

Technology and Intellectual Property

The Company combines technology exclusively licensed from leading academic research institutions with its in-house research and development to create a strong proprietary position to support its molecular information business. The Company’s technology enables the direct identification and imaging of intact proteins, lipids, metabolites, and other biomolecules, thereby improving the sensitivity, reproducibility and speed of biomolecule identification.

The following is a description of the Company’s proprietary technology portfolio:

LAESI Technology

In 2008, Protea entered into an exclusive, worldwide license agreement with George Washington University for commercial rights to the LAESI technology. LAESI is a new, highly-disruptive bioanalytical technology platform that enables rapid and direct identification of biomolecules in biological samples, without sample preparation. This technology creates what management believes is a breakthrough capability to identify proteins, peptides, lipids, metabolites and other biomolecules directly and rapidly. LAESI technology allows the direct identification of biomolecules in tissue sections and cells, so that the destruction of the source sample is not required. Extremely rapid (each analysis takes a few seconds), sensitive and quantitative, LAESI uniquely provides 2D and 3D direct imaging data, showing the distribution of biomolecules across tissue sections and individual cells. Because the source sample is preserved, proteins and metabolites can be identified and localized in cell structures, tissues and fluids.

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

Benefits of the LAESI technology include the following:

•	Very rapid time to results - the time between sample acquisition and analysis can often be measured in seconds. This provides the capacity to analyze thousands of samples in a single work period.

•	Samples can be solid, liquid, amorphous or combinations of these formats, including tissues, cells, and biofluids (blood, urine, CSF et. al.). LAESI enables the first direct mass spectrometric analysis of living cells and cell colonies.

•	LAESI enables spatial analysis with 2D and 3D direct molecular imaging capabilities. The identification of molecules can be displayed localized in visual images of the tissue or cells, allowing the researcher to actually see the location of specific molecules in cells.

•	No sample preparation is required. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry.

•	Small sample consumption of LAESI analysis means that the source sample is still available for additional investigation.

•	LAESI is compatible with a broad range of molecules, from small metabolites to large proteins.

•	LAESI can identify cell metabolites that serve as markers to identify virally-infected cells, in minutes, as shown in the Company’s own laboratory analysis.

LAESI represents a minimally invasive/minimally destructive approach to chemical analysis, which means that living cells or tissues can be monitored not only in three dimensions, but also over time. This is important for pharmaceutical development, where changes in cell metabolism need to be analyzed to assess drug efficacy or toxicity.

Patents and Intellectual Property

In June 2011, the first LAESI patent (US 7,964,843), which expires on May 21, 2026, was issued for “3D Molecular Imaging by Infrared Laser Ablation Electrospray Ionization Mass Spectrometry.”  Two continuation patents have been issued in 2012 (US 8,299,429) and in 2013 (8,487,246) to extend the intellectual property around this foundational patent. Additionally, the USPTO granted allowance for the second LAESI patent (US 8,067,730) in 2011 for “Laser Ablation Electrospray Ionization (LAESI) for Atmospheric Pressure, In Vivo, and Imaging Mass Spectrometry.” One continuation patent has been in issued in 2013 (US 8,487,244) to extend the intellectual property around this patent, and a second continuation patent has been allowed and is awaiting issuance by the USPTO.

The Company is building a strong intellectual property position and currently owns six patents (with additional allowed and pending applications) and has an exclusive license to ten additional patents and many pending applications owned by George Washington University (GWU).  The subjects of the patent applications include the following:

•	Laser Ablation Electrospray Ionization (LAESI) for high throughput and imaging mass spectrometry, 2D and 3D biomolecular imaging;

•	Nanopost arrays (NAPA) for matrix-less analysis of samples in MALDI mass spectrometers;

•	Novel acid-cleavable chemical surfactants; and

•	Protein microscope.

Agreement with George Washington University (GWU)

In December 2008, the Company entered into an Exclusive License Agreement, as amended on February 22, 2010 (the “GWU Effective Date”), and from time to time thereafter (“GWU Agreement”) with George Washington University (Washington D.C.) (“GWU”) for the LAESI technology developed in the laboratory of Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. Under the terms of the license agreement, the Company has the exclusive, worldwide, rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of future related patent applications governed by the license agreement, and related license fees , annual royalties equal to 5% of the net sales of products and processes sold by the Company, or an affiliate that utilizes the GWU subject technology, after taking into account the annual minimum royalty fees described below, and 50% of payments received by the Company in connection with any sublicense of the technology under the GWU Agreement. On the first anniversary of either the date on which the Company first sells a product or service utilizing the technology underlying the GWU Agreement or the date on which the Company enters into its first sublicense agreement, whichever occurs first (the “First Sale Date”), the Company is required to pay GWU a non-refundable minimum royalty payment equal to $5,000. GWU is entitled to the following non-refundable minimum royalty payments on each subsequent anniversary of the First Sale Date: 2nd Anniversary: $10,000; 3rd Anniversary: $15,000; 4th Anniversary and continuing annually through the expiration or termination of the GWU Agreement: $20,000.

Unless earlier terminated in accordance with its terms, the GWU Agreement expires upon the later of 20 years from the GWU Effective Date or the end of the term of the last underlying patent to expire. Currently, the LAESI patent (US 7,964,843) is the underlying patent and will expire on May 21, 2026. The Company has made all the payments required under the GWU Agreement, and the Company is otherwise in full compliance with the terms of the GWU Agreement.

In November 2012, the Company entered into a Patent License Agreement with George Washington University (Washington D.C) for Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (Matrix) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays technology developed in the laboratory of Akos Vertes Ph.D. Under the terms of the license agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company paid a license initiation fee of $25,000 and a license diligence resource fee of $12,500 in 2013. In addition, the Company is required to pay $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,000 for the next four quarters and $6,000 for each succeeding quarter. The Company has made all the payments required under the Patent License Agreement, and the Company is otherwise in full compliance with the terms of the Patent License Agreement.

Agreement with West Virginia University (WVU)

On December 21, 2005 (the “WVU Effective Date”), the Company entered into an Exclusive License Agreement (the “WVU Agreement”) with the West Virginia University Research Corporation, a nonprofit West Virginia corporation (“WVURC”) acting for and on behalf of West Virginia University (“WVU”). Under the terms of the WVU Agreement, the Company is required to pay (i) a license fee equal to $25,000 due within 90 days of the date on which the first notice of allowance is issued by the United States Patent and Trademark Office or a similar foreign country with respect to the technology underlying the WVU Agreement; (ii) annual royalties equal to 4% of the gross sales of products and services that utilize the WVU subject technology which are payable semi-annually within 30 days of June 30 and December 31 of each calendar year covering gross sales received during the preceding year; and (iii) expenses for the preparation, filing and prosecution of related patent applications. In the event the Company is required to license any intellectual property from third parties in order to practice or commercialize the technology underlying the WVU Agreement, the royalty payments will be reduced by the lesser of (a) 50% or (b) the royalty and licensing fees actually incurred by the Company to license the intellectual property rights from such third party. If such a reduction is applicable, WVURC is entitled to earned royalties of at least 2% on gross sales of products and services that utilize the WVU subject technology. For any sublicense granted to sub-licensees, WVURC is entitled to 10% of any license fee and other payments or fees received from the sublicensee, which is due and payable within ten days of receipt by the Company from the sublicensee. At present, the Company sponsors collaborative research in the WVU School of Medicine Department of Pathology and the Mary Babb Randolph Cancer Center (MBRCC).

Unless earlier terminated in accordance with its terms, the WVU Agreement automatically terminates upon the later of (1) the expiration of the last patent to expire issued in respect of the licensed technology, or (2) 20 years from the first commercial sale by the Company of the last licensed product included in the subject technology by amendment to the WVU Agreement. At present, there are no patent applications being pursued by WVU in respect of the technology licensed to the Company under the WVU Agreement The Company has made all the payments required under the WVU Agreement, and the Company is otherwise in full compliance with the terms of the WVU Agreement.

Pharmaceutical Development Partnership Agreement with Laboratoires Mayoly Spindler

The Company, and its wholly-owned subsidiary ProteaBio Europe SAS (“ProteaBio Europe”), are party to an Amended and Restated Joint Research and Development Agreement (the “Mayoly Agreement”) with Laboratoires Mayoly Spindler SAS (“Mayoly”), a pharmaceutical company with headquarters in Chatou, France, for the joint development of a recombinant lipase biopharmaceutical, MS1819, pursuant to which, a first-in-man, Phase I/IIA clinical trial for the MS1819 recombinant lipase was completed. The study was a randomized, double blind, placebo controlled, clinical trial with 12 patients who had been diagnosed with EPI resulting from chronic pancreatitis.

Each of the parties are responsible for using their best efforts to complete a development program which shall include, but not be limited to devoting sufficient, qualified personnel and resources. The Company is responsible for 40% of all required financing for the completion of the project. Under the terms of the Mayoly Agreement, the Company received the exclusive right to market, sell and distribute any human pharmaceutical medicine developed from lipase produced by the transformed yarrowia lipolytica strain (the “Product”) in the United States and Canada (the “Protea Assigned Territory”). The Mayoly Agreement will continue in effect on a country-by-country and product-by-product basis until there is no remaining obligation for such product in such country.

On March 27, 2014, Company entered into an Option Agreement by and among, the Company, ProteaBio Europe and BioPharma d’Azur, Inc. (“BioPharma”) pursuant to which BioPhrama was granted a 90 day option (the “Option”) to acquire the business of Protea Europe (the “Acquisition”), including an assignment of the Amended and Restated Joint Research Agreement, by and among the Protea Sub, Protea Europe and Laboratoires Mayloy Spindler SAS, dated March 22, 2010, in exchange for a non-refundable fee equal to $300,000 (the “Option Fee”) payable by BioPharma to the Company. The exercise of the Option will be conditioned upon the BioPharma providing evidence that it has raised gross proceeds from an equity financing of at least an additional $300,000 (the “First Funding Amount”), exclusive of the Option Fee. The terms of the Option Agreement will provide that the First Funding Amount will be delivered to the Company upon the execution and signing of a definitive agreement with respect to the Acquisition. In addition, it is currently contemplated that upon the consummation of the Acquisition, BioPharma will issue to the Company the number of shares of preferred stock of BioPharma (the “Preferred Shares”) that shall be convertible into no less than 33% of the issued and outstanding common stock of BioPharma following the Acquisition. The Preferred Shares will be subject to certain anti-dilution protection and vote together with the common stock of BioPharma on all matters.

The Option Agreement will terminate upon the earlier of (i) BioPharma providing with written notice of its election to terminate the Option Agreement; (ii) at the election of either party, if the other party has (A) breached any of its representations, warranties or covenants contained herein or (B) failed to perform any of its material obligations hereunder and has not cured such breach or failure within twenty (20) days after written notice by the other party thereof; (iii) the expiration of the option period; or (iv) the execution of a definitive agreement with respect to the Acquisition. (See Note 16, Subsequent events)

Research and Development

During the 2013 and 2012 fiscal years, the Company spent $2,772,926 and $2,845,267, respectively, on research and development activities. Research and development expenses decreased as a result of a transition from development to production of the LAESI technology, reduced expenditures related to the recombinant lipase project, and other lesser items. Our customers do not directly bear the cost of our research and development activities.

The Company currently devotes most of its efforts to the research and development of its material product candidates as follows:

LAESI Technology Platform

The Company's research and development costs during the fiscal years 2013 and 2012 were $1,568,000 and $1,805,000, respectively, in connection with the research and development of the Company's LAESI technology. As of the date of this filing, the research phase of the initial LAESI technology is complete and the Company has initiated the marketing and distribution of the first generation LAESI (the “LAESI DP1000”) in 2013. New advances and applications for the LAESI technology platform are in development, including the integration of the LAESI-DP 1000 system with expanded mass spectrometer vendor coverage, utilization of high mass accuracy and ion mobility mass spectrometry capabilities, and higher spatial resolution.

Sales and Marketing

The Company’s two major business lines which comprise the Company’s portfolio are molecular information services and LAESI instruments, including related software and consumable products. The Company markets its products and services worldwide, utilizing a combination of field sales, distributors, in-house sales support and web-based marketing. The Company attends exhibitions in the U.S. and Europe to present its products, and in the last 12 months has exhibited at over 10 industry conferences. In Europe and Asia, the Company employs distributors who purchase the Company’s products and resell them to customers in their territory.

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

Dependency

A small number of customers have accounted for a substantial portion of our revenues in 2013. Five customers represented 53% of gross revenues in 2013. The Company is not dependent on a limited number of customers for sale of its products and services.

Competition

While the Company believes that Protea’s technology differs substantially from that which is currently on the market, bioanalytics is a major sector of the biotechnology industry, and competition is expected to be broad-based. However, the Company also believes that the industry affords opportunities for collaborative partnerships, and that industry participants or competitors can also be potential partners. The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future. Many competitors, including most of the companies identified below, are much larger than Protea in terms of capital, employees and other measures of size and have been in business longer than Protea and thus may have greater market acceptance or brand recognition:

•	Life Technologies (Carlsbad, CA, www.invitrogen.com). Life Technologies is a public company, and a broad-based supplier of products for protein research.

•	Advion (Ithaca, NY, www.advion.com). Advion is a private company, a supplier of mass spectrometry-related instrumentation.

•	Bruker Corporation (Billerica, MA, http://www.bruker.com). Bruker is a public company focused on mass spectrometry and magnetic resonance technology. The Company has business focus on molecular mapping done with mass spectrometry.

•	JEOL Ltd (Tokyo, Japan, http://www.jeol.com). JEOL is a public Company that developed mass spectrometry systems for the direct analysis of samples.

•	Prosolia (Indianapolis, IN, www.prosolia.com). Prosolia is a private company, a supplier of mass spectrometry-related instrumentation.

Environmental Matters

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations. As of December 31, 2013, we did not have any accrued liabilities related to environmental matters.

Employees

The Company currently has 47 full-time employees.

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

Item 2. Properties

The Company currently leases laboratory and office space at 955 Hartman Run Road, Morgantown, West Virginia 26505. The space consists of approximately 11,000 square feet, leased from the Monongalia County Development Authority. The lease term expired on December 31, 2012 and has been on a month-to-month status since January 2013. In 2013, the base monthly rental obligation was $18,417.

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

The Company’s common stock has been approved for non-priced quotation on the OTC Bulletin Board and the OTC Link under the symbol “PRGB” but is not listed on any national stock exchange. As of the date of this report, there are 52,705,614 shares of our common stock subject to outstanding warrants.

Holders of Common Stock

As of March 28, 2014, we had 65,467,735 shares of common stock issued and outstanding and approximately 458 stockholders of record.

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

Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2013, the Company issued 1) 10% convertible 1-year promissory notes (each a “2013 Fourth Quarter Note” and collectively, the “2013 Fourth Quarter Notes”) to 4 accredited investors in an aggregate principal amount equal to $500,000, of which 2 investors were directors of the Company and in the amount of $400,000 and (2) five year warrants (each a “2013 Fourth Quarter Noteholder Warrant” and collectively, the “2013 Fourth Quarter Noteholder Warrants”) to purchase the number of shares of the Company’s common stock as is equal to 37.5% of the number of shares into which each investor’s 2013 Fourth Quarter Note is convertible into, exercisable at $1.10 per share, pursuant to the terms and conditions of those certain Note and Warrant Purchase Agreements (the “Purchase Agreements”). The 2013 Fourth Quarter Notes accrued simple interest at a rate of 10% per annum and were due and payable on the one-year anniversary of the applicable issue date of such note. The outstanding principal amount underlying the 2013 Fourth Quarter Notes and all accrued unpaid interest thereon automatically converted into the Units (defined below) issued in the Offering described below.

During the fourth quarter of 2013, the Company sold an aggregate of approximately 54.46 units (each a “Unit” and collectively, the “Units”) to 131 investors in connection with an offering (the “Offering”) of a minimum of $2,000,000 (the “Minimum Offering Amount”) and up to a maximum of $6,000,000 (the “Maximum Offering Amount”), in Units of securities of the Company pursuant to the terms and conditions of a Subscription Agreement (the “Subscription Agreement”) and Unit Purchase Agreement (the “Purchase Agreement”) by and among the Company and each of the purchasers (the “Purchasers”) thereto for aggregate gross proceeds of approximately $5,448,973. The Company sold ½ unit to one director of the Company for an aggregate gross proceeds of $100,000 included in this Offering. The Maximum Offering Amount excluded up to an additional $2,000,000 (the “Additional Offering Amount”) in Units permitted to be sold to existing stockholders, officers, and directors of the Company, including any of their affiliates (the “Company Investors”). Each Unit consists of (i) 200,000 shares of common stock, par value $.0001 per share (the “Common Stock”), (ii) and two warrants, including (a) a 1 year warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.50 per share (the “A Warrants”) and (b) a 5 year warrant to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share (the “B Warrants” and together with the A Warrants the “Investor Warrants”). In addition, the Company issued an aggregate of approximately 23.13 additional Units to certain existing note holders, in connection with the conversion of $2,313,348 (the “Conversion Amount”) in outstanding principal and accrued unpaid interest in convertible promissory notes.

In connection with the Offering, the Company also paid to the placement agent (the “Placement Agent”) an aggregate of $733,410 in cash commissions, representing (1) 10% of the gross proceeds raised in the Offering from Purchasers introduced to the Company by the Placement Agent; (2) 2% of the aggregate gross proceeds raised in the offering from Company Investors, including the Conversion Amount and (3) 2% of the aggregate gross proceeds raised in the Offering, including the Conversion Amount, in connection with a non-accountable expense allowance. The Placement Agent is also entitled to commission equal to two percent ( 2%) of the aggregate gross proceeds received in connection with the exercise of the A Warrants and two percent (2%) of the aggregate gross proceeds received in connection with the exercise of the A Warrants in connection with a non-accountable expense allowance. In addition, the Company agreed to issue warrants (the “Placement Agent Warrants”) to purchase an aggregate of 3,302,826 shares of Common Stock to the Placement Agent (or its designees), representing 10% of the number of shares of Common Stock underlying the Units sold in the Offering, including the shares of Common Stock underlying the Investor Warrants and 5% of the number of shares of Common Stock underlying Units issued in connection with the conversion of the Conversion Amount.

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

Stock Options

During the fourth quarter ended December 31, 2013, the Company granted options to purchase 12,000 shares of common stock. The exercise price was $0.55 per share and will expire 10 years from the issuance date.

Consultant Shares

On December 10, 2013, the Company issued 6,247 and 375,000 shares of common stock (the “Consultant Shares”) to consultants as compensation for services performed with a value equal to $12,494 and $187,500, respectively. There were no commissions paid in connection with the sale of the Consultant Shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2002, the Board of Directors of the Company adopted the 2002 Equity Incentive Plan (the "2002 Plan") that governs equity awards to employees, directors and consultants of the Company. There were 4,150,000 shares of common stock reserved for issuance under the 2002 Plan. Following the Reverse Merger, and in accordance with the 2002 Plan, the Company's Board of Directors approved the substitution of the shares of the Company's common stock underlying the options granted under the Plan with shares of Common Stock of the Company, subject to any further approvals or actions as may be required to ensure that the implementation of the substitution is in accordance with all state and federal rules and regulations that may be applicable.

The Plan had a term of ten years and expired in July 2012. The types of awards permitted under the 2002 Plan include qualified incentive stock options and non-qualified stock options, and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant. As of the date of the period covered by this report, options to purchase up to 3,864,750 shares of common stock have been granted under the 2002 Plan of which 2,992,417 are vested.

On February 8, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan, (the “2013 Plan”), which governs equity awards to employees, directors and consultants of the Company. The 2013 Plan has a term of ten years and permits the grant of qualified incentive stock options, non-qualified stock options, restricted stock awards as well as performance based cash compensation awards. Under the 2013 Plan, an additional 5,000,000 shares of common stock are reserved for issuance of which 1,768,000 have been granted under the 2013 Plan. As of the date of the period covered by this report, options to purchase up to 5,082,750 shares of common stock have been granted under both the 2002 Plan and the 2013 Plan of which 4,005,583 are vested.

The following table summarizes information about stock options granted at December 31, 2013 under both the 2002 Plan and the 2013 Plan:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			108,875
$0.55	1,693,000			935,833
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,386,000			2,134,875
$2.00	214,750			196,000
$0.50 - $2.00	5,082,750	6.52	$1.11	4,005,583	$1.20

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

Overview

The Company is engaged in developing and commercializing proprietary life science technologies, products and services that are used to identify the molecules that are produced by living cells and all life forms.

Since inception, the Company has relied primarily on sales of its securities to fund its operations. The Company has never been profitable and we cannot assure you that we will be profitable in the future. From inception through December 31, 2013, our loss from operations totaled $55,301,792 and our net loss for the year ended December 31, 2013 totaled $11,417,670. The Company has a credit facility of $3 million with United Bank, Inc. with a balance of $2.7 million outstanding as of December 31, 2013. (See Note 16, Subsequent Events). Interest is payable monthly and the loan is due on demand. During 2013, the Company raised $2,869,500 in short term borrowings of which $2,269,500 was later converted into common stock.   In addition, the Company borrowed $3,123,216 during the period of 2011-2013 from directors and other related parties that provided operating capital. The related party notes and accrued interest were also converted into common stock in 2013, except for one $20,000 note that was repaid with interest in December 2013. In 2013, the Company raised an aggregate of approximately $10,558,423 in connection with sales of its securities.

The Company expects to continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based on our proprietary protein recovery and identification technologies, and to continue clinical trials of our recombinant pharmaceutical compound. The Company plans to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into development partnerships, to assist us with our technology development activities. We may also consider selling certain assets or entering into a transaction such as a merger with a business complimentary to ours.

We will continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based upon our proprietary molecular information technologies. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly, developing corporate development partnerships to advance our drug and molecular information technology development activities for sharing the costs of development and commercialization.  We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, there are no assurances that we will be able to secure additional funding.

During the fourth quarter of 2013, the Company raised an aggregate of $5,449,000 in connection with a closing of private placement offerings of units consisting of common stock and warrants of the Company. The Company raised $50,000 from one director in connection with this offering. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern.   The Company will require additional financing to continue its operations. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives.  Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2013 Compared to the Fiscal Year Ended December 31, 2012

We earned revenue of $1,223,492 for the fiscal year ended December 31, 2013 as compared to revenue of $834,250 for the fiscal year ended December 31, 2012, an increase of $389,242, or approximately 47%. The increase mostly resulted from sale of five LAESI DP-1000 units in 2013.

Selling, general and administrative expenses totaled $8,775,453 for the fiscal year ended December 31, 2013, compared to $6,969,323 for the fiscal year ended December 31, 2012, an increase of $1,806,130 or approximately 26%. The increase in selling, general and administrative expense relates largely to an increase in cost of goods and services sold, consulting fees and outside service expense, and stock option expense which is partially off-set by a reduction in personnel costs.  Cost of goods sold related to LAESI units include the cost to produce the unit, licensing costs, and accrued warranty expense.

Research and development expense totaled $2,772,926 for the fiscal year ended December 31, 2013, compared to research and development expense of $2,845,267 for the fiscal year ended December 31, 2012, a decrease of $72,341 or approximately 3%. Research and development expenses decreased as a result of a transition from development to production of the LAESI technology, reduced expenditures related to the recombinant lipase project, and other lesser items.

As a result, loss from operations for the fiscal year ended December 31, 2013 was $10,324,887, compared to a loss from operations of $8,980,340 for the fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2013, we had other expense of $1,092,783 as compared to other expense for the fiscal year ended December 31, 2012 of $550,919. The increase of $541,864 in other expenses largely resulted to the conversion of $5,372,716 of convertible debentures during 2013 and the related non-cash cost of conversion of $724,623, which is partially off-set by derivative income of $379,986.

After foreign currency translation adjustments of $29,568 and $(21,222), respectively, we had a total comprehensive loss of $11,388,102, or $0.25 per share, for the fiscal year ended December 31, 2013 as compared to a total comprehensive loss of $9,552,481, or $0.33 per share, for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets equal to $2,508,502 comprised of $1,086,330 in cash and cash equivalents, $216,864 in trade accounts receivable, $435,278 in other receivables, $465,334 in inventory and $304,696 in prepaid expenses.  This compares with total current assets equal to $1,399,012 as of December 31, 2012 comprised of $27,604 in cash and cash equivalents, $127,721 in trade accounts receivable, $308,934 in other receivables, $905,186 in inventory and $29,567 in prepaid expenses. The Company's total current liabilities as of December 31, 2013 were equal to $6,225,105, comprised of $1,054,053 in current maturities on long term debt, $759,021 in trade accounts payable, $2,725,000 in connection with the United Bank line of credit, $465,883 in loans payable to shareholders, $151,981 in Obligations related to the Letter of Credit and $1,069,167 in other payables and accrued expenses.  This compares with total current liabilities of $10,032,836 as of December 31, 2012, comprised of $1,374,489 in current maturities on long term debt, $2,270,671 in trade accounts payable, $2,725,000 in connection with the United Bank line of credit, $2,898,216 in loans payable to shareholders and $764,460 in other payables and accrued expenses.

Operating Activities

Net cash used in operating activities for the fiscal year ended December 31, 2013 increased $1,698,821, or 20%, to $10,220,818 as compared to $8,521,997 used during the fiscal year ended December 31, 2012. This consisted primarily of a net loss of approximately $11,417,670. Net loss was adjusted for non-cash items such as depreciation and amortization of $844,888, non-cash compensation of $872,967, issuance of common stock and warrants for services of $345,678, issuance of common stock for accrued interest of $372,232, debt conversion costs associated with inducements of $724,623, accretion of convertible debenture discount of $137,552, bad debt expense of $4,000, loss on disposal of fixed assets of $15,116 and income from change in value of derivative liabilities of $379,986. We also had an increase in trade accounts receivable of $93,143, an increase of prepaid expenses of $275,129, an increase in other receivables of $127,038 and an increase in other payables and accrued expenses of $304,707. Inventory decreased by $439,852 as well as a decrease in trade accounts payable of $1,989,467.

Our working capital deficit was $(3,716,603) at December 31, 2013 as compared to a working capital deficit of $(8,633,824) at December 31, 2012. The change in working capital of approximately $4,917,221 from December 31, 2012 to December 31, 2013 was primarily attributable to reduction in accounts payable, the conversion of related party debt into equity and an increase in cash and cash equivalents.

Investing Activities

Net cash used in investing activities during the fiscal year ended December 31, 2013 was $477,899, which was primarily used for deposits on equipment or equipment purchases and proceeds of $1,000 from the sale of equipment. Net cash used in investing activities during the fiscal year ended December 31, 2012 was $358,190, which was primarily used for deposits on equipment or equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including but not limited to any increase in the number of our employees and changes related to our development programs.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2013 was $11,727,875, which was the result of the net proceeds of $9,352,837 from the sale of our common stock, proceeds of $1,994,500 from short and long-term debt, proceeds from shareholder debt of $1,000,000 and proceeds from the Obligation related to the Letter of Credit of $600,000. This was offset by $858,157 used in the repayment of long term debt and $361,305 used in the repayment of the Obligation related to the Letter of Credit.  Cash provided by financing activities during the fiscal year ended December 31, 2012 was $8,423,736, which was the result of the net proceeds of $5,738,521 from the sale of our common stock, proceeds of $1,090,000 from short and long-term debt, and proceeds from shareholder debt of $2,148,216. This was offset by $278,001 used in the repayment of long term debt and $275,000 used in the reduction on the bank line of credit.

Effect of Exchange Rate Changes on Cash

Exchange rate changes impact on cash during the year ended December 31, 2013 was $29,568. For the year ended December 31, 2012, the impact was $(21,222).

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

Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition”. We recognize revenue of products when persuasive evidence of a sale arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred /title has passed, and collectability of the sales price is reasonably assured.

We account for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition – Principal Agent Considerations”, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Shipping and handling costs charged to customers are recorded in the period the related product sales revenue is recognized.

Regarding short-term service contracts, the majority of these service contracts involve the processing of imaging and bioanalytical samples for pharmaceutical and academic/clinical research laboratories. These contracts generally provide for a fixed fee for each method developed or sample processed and revenue is recognized when the analysis is complete and a report is delivered.

For longer-term contracts involving multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as each item in the arrangement is delivered. Generally, we account for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) have standalone value to the customer, and the delivery or performance of the service(s) is probable and substantially in our control. Revenue on multiple revenue arrangements is recognized using a proportional method for each separately identified element. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or, if there is no predominant deliverable, upon delivery of the final element of the arrangement.

Revenues from grants are based upon internal costs that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by the Company that is related to the grants.

As of December 31, 2013, we had deferred revenues of $7,980 related to one service customer. As of December 31, 2012, we had deferred revenues of $33,490 related to four service customers.

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

Research and Development

We follow the policy of charging the costs of research and development to expense as incurred. Research and development expense is net of $398,285 in 2013 and $279,688 in 2012, which reflects the French Government Research Credit.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 56,711,000 and 18,697,000 at December 31, 2013 and 2012, respectively.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that are embedded derivatives associated with capital raises and common stock purchase warrants The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 810-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

Fair value of financial assets and liabilities – Derivative Instruments

We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example, the probability of a capital raise in a “binomial” methodology for valuation of a derivative liability directly related to the issuance of common stock warrants).

The Company has entered into certain financial instruments and contracts; such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities, at fair value at the issuance date. Subsequent changes in fair value are recorded through the statement of operations.

The Company’s derivative liabilities are related to common stock issuances, detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. We estimate fair values of the warrants that do contain “Down Round Protections” utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engaged an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

As discussed above, financial liabilities are considered Level 3 when their fair values are determined using pricing models or similar techniques and at least one significant model assumption or input is unobservable.  For the Company, the Level 3 financial liability is the derivative liability related to the common stock and warrants that include “Down Round Protection” and they were valued using the “Monte Carlo Simulation” technique.  This technique, while the majority of inputs are Level 2, necessarily incorporates a Capital Raise Assumption which is unobservable and, therefore, a Level 3 input.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective December 17, 2013, Malin, Bergquist & Co., LLP (“Malin”) resigned from the Company as its independent registered public accounting firm following a merger with another firm, which the Company’s board of directors (“the “Board”) accepted. On December 17, 2013 the Board also approved the engagement of Schneider Downs & Co., Inc. (“Schneider Downs”) as the Company’s new independent registered public accounting firm.

Neither the report of Malin for the years ended December 31, 2011 and 2012, nor subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements in its Form 10-K for the years ended December 31, 2011 and 2012 contained a going concern qualification. We have had no disagreements with Malin, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Malin’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statements.

There were no disagreements or other “reportable events” as that term is described in Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, of Regulation S-K, occurring within the Company’s two most recent fiscal years and the subsequent interim periods through the date of dismissal.

On December 17, 2013 the Registrant engaged Schneider Downs as its independent accountant. During the most recent fiscal year, since inception, and the interim periods preceding the engagement, the Company has not consulted Schneider Downs regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, in light of the weaknesses in internal controls over financial reporting, described below, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were ineffective due to the treatment of certain equity and embedded derivative instruments.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like us, face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the preparation of the Annual Report on Form 10-K for the year-ended December 31, 2013, management and its public accounting firm discovered that certain equity and embedded derivative instruments were not properly recorded as discussed in more detail below. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our internal controls over financial reporting were ineffective.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with our annual audit for the year ended December 31, 2013, it came to management’s attention that certain equity and embedded derivative instruments were not properly recorded during 2013. The derivative liability related to common stock issuances, detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and common stock, warrants issued to the placement agents for financial instrument issuances, and the expense associated with certain equity transactions which were not properly recorded due to their complexity.

As a result of these adjustments, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting in connection with embedded derivatives and certain equity transactions was present.

Remediation

Our management team has taken immediate action to remediate the material weaknesses disclosed above, including:

•	Engaging an independent valuation firm to assist in valuing our derivative liabilities.

•	Management will incorporate other resources in addition to its SEC legal counsel when evaluating the accounting implications of issuing future equity and derivative instruments.

•	Providing additional enhanced local and centralized oversight between accounting and investor relations activities.

•	Providing increased training on our internal controls and procedures, including these remedial measures, to our personnel.

•	Invested in a web-based accounting research solution, which provides access to research, analysis, discussion, financial interpretation and regulations drawing on various governing bodies, such as the SEC, FASB, IASB, etc.

While certain aspects of these remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2014.

Item 9B. Other Information

Alessandro Baldi

Effective as of February 28, 2014, Alessandro Baldi’s position as Vice President and General Manager, Bioanalytics was eliminated by the Company and his employment was terminated as of that date.

Option Agreement

On March 27, 2014, Company entered into an Option Agreement by and among, the Company, ProteaBio Europe and BioPharma d’Azur, Inc. (“BioPharma”) pursuant to which BioPhrama was granted a 90 day option (the “Option”) to acquire the business of Protea Europe (the “Acquisition”), including an assignment of the Amended and Restated Joint Research Agreement, by and among the Protea Sub, Protea Europe and Laboratoires Mayloy Spindler SAS, dated March 22, 2010, in exchange for a non-refundable fee equal to $300,000 (the “Option Fee”) payable by BioPharma to the Company. The exercise of the Option will be conditioned upon the BioPharma providing evidence that it has raised gross proceeds from an equity financing of at least an additional $300,000 (the “First Funding Amount”), exclusive of the Option Fee. The terms of the Option Agreement will provide that the First Funding Amount will be delivered to the Company upon the execution and signing of a definitive agreement with respect to the Acquisition. In addition, it is currently contemplated that upon the consummation of the Acquisition, BioPharma will issue to the Company the number of shares of preferred stock of BioPharma (the “Preferred Shares”) that shall be convertible into no less than 33% of the issued and outstanding common stock of BioPharma following the Acquisition. The Preferred Shares will be subject to certain anti-dilution protection and vote together with the common stock of BioPharma on all matters.

The Option Agreement will terminate upon the earlier of (i) BioPharma providing with written notice of its election to terminate the Option Agreement; (ii) at the election of either party, if the other party has (A) breached any of its representations, warranties or covenants contained herein or (B) failed to perform any of its material obligations hereunder and has not cured such breach or failure within twenty (20) days after written notice by the other party thereof; (iii) the expiration of the option period; or (iv) the execution of a definitive agreement with respect to the Acquisition. (See Note 16, Subsequent events)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position	Officer/Director Since

Stephen Turner	68	Chief Executive Officer and Chairman of the Board	2001	*
Stanley Hostler	86	Vice President, Secretary and Director	2006	*
Edward Hughes	60	Chief Financial Officer	2010	*
Matthew Powell	39	Chief Science Officer	2006	*
Greg Kilby	45	Chief Bioanalytics Officer	2014
Steven Antoline	57	Director	2010	*
Leonard Harris	77	Director	2003	*
Ed Roberson	68	Director	2009	*
Scott Segal	58	Director	2008	*
Roderick Jackson	73	Director	2011	*
C. Andrew Zulauf	50	Director	2012
Thijs Spoor	41	Director	2013
Josiah T. Austin	65	Director	2013

* - Represents the date on which such person was appointed to the referenced office of Protea Biosciences, Inc. Each such person was appointed to the identical position of the Company, effective September 2, 2011 upon the closing of the reverse merger in September of 2011.

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

Greg W. Kilby, Ph.D. is Protea’s Chief Bioanalytics Officer. Dr. Kilby has over 18 years of experience in applying advanced biological mass spectrometry to areas of research including structural biology, protein characterization, and proteomics to support drug discovery and development and to support the sales of liquid chromatography mass spectrometry (LCMS) analytical equipment into the life sciences, government, academic, and applied markets in the Americas. Prior to joining Protea, Dr. Kilby held a position in Thermo Fisher Scientific of Director, North America Life Sciences Mass Spectrometry Application and Demonstration Laboratories, leading a team responsible for providing product demonstrations and application services to support quota performance and business growth of the Thermo Scientific life sciences mass spectrometry portfolio in North America. Before joining Thermo Fisher Scientific in 2012, Dr. Kilby held several positions in Agilent Technologies, starting as a senior Proteomics and BioPharma applications scientist as well as being responsible for developing and implementing two state of the art Demonstration Centers of Excellences (COE) in Wilmington DE and Santa Clara CA, showcasing Agilent’s entire breadth of analytical technologies portfolio. In 2007, Dr. Kilby moved to a management position within Agilent responsible for managing the two COE facilities and two satellite laboratories across North America and the respective mass spectrometry applications scientist, administrative and logistics staff. Prior to his work at Agilent, Dr. Kilby held, from 1998 to 2004, several senior positions in the Discovery Technologies Department with Pfizer Global Research & Development, culminating in Research Associate, responsible for leading a team of scientists to provide advanced mass spectrometry support for structural biology and therapeutic area projects and as part of Pfizer's global proteomics center of emphasis (COE). Dr. Kilby received his Ph.D. in Analytical Chemistry from the University of Wollongong, Australia in 1996.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2013 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Steve Turner	2	2	Form 4
Stanley Hostler	14	14	Form 4
Scott Segal	2	2	Form 4
Leonard Harris	2	2	Form 4
Ed Roberson	1	1	Form 4
Steven Antoline	8	8	Form 4
Summit Resources, Inc.	8	8	Form 4
Josiah T. Austin	4	4	Form 4
El Coronado Holdings, LLC	4	4	Form 4
Johan M. Spoor	2	2	Form 4

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

Audit Committee

Ed Roberson, Stan Hostler, Steve Antoline and Leonard Harris are each members of our Audit Committee. The Audit Committee’s function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audit of our financial statements. Ed Roberson is currently serving as audit committee chairman and financial expert. Ed Roberson is deemed independent in accordance with Rule 5605(a)(2) of The Nasdaq Stock Market. The Audit Committee is governed by a written charter approved by the Board of Directors.

Compensation Committee

Steve Antoline, Leonard Harris, Josiah Austin and Johan M. Spoor are each members of the Compensation Committee, with the latter being Chairman. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and will administer the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers).

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Insider Participation in Meetings of Directors

Other than Mr. Turner, our Chief Executive Officer and President and Mr. Hostler, our Vice-President, all of our remaining directors are independent directors. All matters to be acted upon where potential conflicts exist between our executive officers and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the non-interested directors. During the year ended December 31, 2013, Mr. Turner did not participate in deliberations of the Company's Board of Directors concerning his compensation.

Item 11. Executive Compensation

The following table illustrates the compensation paid by Protea to its Chief Executive Officer, its three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and who earned in excess of $100,000, and up to one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. We refer to these individuals as the “Named Executive Officers”. The disclosure is provided for the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Other Benefits (1)	Option Award (2)	Total ($)
Stephen Turner, Chief Executive Officer, President	2013	240,000		-	240,000
	2012	240,000		-	240,000
Alessandro Baldi, Ph.D. Vice President, General Manager	2013	240,000	49,200	-	289,200
	2012	240,000	48,551	-	288,551
Edward J. Hughes, Chief Financial Officer	2013	145,600		-	145,600
	2012	145,600		-	145,600
Matthew Powell, Ph.D., Chief Science Officer	2013	146,150		-	146,150
	2012	144,273		-	144,273

(1)	Other benefits include living allowances and/or relocation fees.
(2)

The amount included in the “Option Awards” column does not reflect compensation actually received by the Named Executive

Officer but represents the compensation cost that we recognized in each year presented, determined in accordance with FASB

ASC 718. The valuation assumptions used in determining such amounts are described in Note 8 of our financial statements for the fiscal year ended December 31, 2013.

We do not currently have employment agreements with our Named Executive Officers, although we may enter into such agreements in the future.

The following table provides information about equity awards granted to our Named Executive Officers that were outstanding on December 31, 2013.

	Number of Securities Underlying
	Unexercised Options			Options	Options
			Not	Exercise	Expiration
Name	Exercisable		Exercisable	Price ($)	Date
Stephen Turner	100,000		-	$0.80	6/07/2016
	225,000	(1)	25,000	$1.50	4/23/2020
Alessandro Baldi,Ph.D.	101,250	(1)	78,750	$1.50	10/01/2021
Edward J. Hughes	72,000	(1)	18,000	$1.50	10/05/2020
Matthew Powell, Ph.D.	80,000		-	$0.50	12/15/2015
	100,000		-	$1.25	1/19/2017
	40,000		-	$1.50	12/31/2019
Stanley Hostler	16,000		-	$1.50	12/31/2017
	48,000		-	$1.50	12/31/2018
	48,000		-	$1.50	12/31/2019
	48,000		-	$1.50	12/31/2020
	36,000		-	$1.50	12/31/2021
	12,000		-	$1.50	12/31/2021
	44,000		-	$2.00	11/30/2022
	4,000		-	$0.50	12/31/2022
	218,750	(2)	31,250	$0.55	3/22/2013
	44,000	(3)	4,000	$0.55	12/31/2023

(1)	Options vest in 25% increments over a four-year vesting schedule. Grant dates are ten years prior to expiration date.
(2)	Options vest incrementally over a one-year vesting schedule. Grant dates are ten years prior to expiration date.
(3)	Options vest immediately in the following month. Grant dates are ten years prior to expiration date.

Board Compensation

During the fiscal year ended December 31, 2013, our Board of Directors did not receive any compensation for their services as directors.

The following table provides information about equity awards granted to members of our Board of Directors that were outstanding on December 31, 2013.

	Number of Securities Underlying
	Unexercised Options			Options	Options
			Not	Exercise	Expiration
Name	Exercisable		Exercisable	Price ($)	Date
Stanley Hostler	100,000		-	$0.80	6/07/2016
	100,000		-	$1.50	9/17/2020
	218,750	(1)	31,250	$0.55	3/22/2013
Steven Antoline	100,000		-	$1.50	4/23/2020
Leo Harris	100,000		-	$0.80	6/07/2016
	100,000		-	$1.50	9/17/2020
	218,750	(1)	31,250	$0.55	3/22/2013
Ed Roberson	100,000		-	$1.50	4/23/2020
Scott Segal	100,000		-	$1.50	5/30/2018
	218,750	(1)	31,250	$0.55	3/22/2013
Roderick Jackson	100,000		-	$1.50	11/1/2020
C. Andrew Zulauf	-		-	-	-
Thijs Spoor	45,583	(2)	104,417	$0.55	1/28/2023
	22,056	(2)	77,944	$0.55	6/18/2013
Josiah T. Austin	45,583	(2)	104,417	$0.55	1/28/2023

(1)	Options vest incrementally over a one-year vesting schedule. Grant dates are ten years prior to expiration date.
(2)	Options vest in 33% increments over a three-year vesting schedule. Grant dates are ten years prior to expiration date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 28, 2014, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 28, 2014. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 65,467,735 shares of common stock outstanding as of March 28, 2014 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 28, 2014.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class
Officers and Directors
Stephen Turner	Chief Executive Officer and Chairman of the Board	2,662,150	(1)	4.03%
Stanley Hostler	Vice President, Secretary and Director	10,156,221	(2)	14.60%
Edward Hughes	Chief Financial Officer	77,625	(3)	*
Matthew Powell	Director of Research & Development and Chief Science Officer	220,000	(4)	*
Greg Kilby	Chief Bioanalytics Officer	-		*
Steve Antoline	Director	10,726,079	(5)	14.97%
Leonard Harris	Director	3,529,825	(6)	5.28%
Ed Roberson	Director	502,716	(7)	*
Scott Segal	Director	3,198,190	(8)	4.79%
Roderick Jackson	Director	336,044	(9)	*
Andrew Zulauf	Director	3,429,198	(10)	5.13%
Thijs Spoor	Director	88,264	(11)	*
Josiah T. Austin	Director	14,542,653	(12)	19.83%
Officers and Directors as a Group (total of 14 persons)		49,581,465		55.71%

5% Stockholders
El Coronado Holdings, LLC		14,484,695	(13)	19.77%
West Virginia Jobs Investment Trust Board	—	3,429,198	(14)	5.13%
Milan Puskar (Estate)	—	3,373,057	(15)	5.07%
Virginia Child	—	3,854,627	(16)	5.78%
Summit Resources, Inc.	—	8,125,364	(17)	11.52%
Steve A. Antoline 2006 Irrevocable Trust	—	2,500,715	(18)	3.76%
Hartwell Davis	—	4,333,033	(19)	6.46%

*	Represents ownership under 1%.
(1)	Includes 2,153,372 shares of common stock, 168,153 shares of common stock to be acquired upon the exercise of warrants and 340,625 shares of common stock to be acquired upon the exercise of stock options.
(2)	Includes 3,454,390 shares of common stock, 2,085,204 shares of common stock to be acquired upon the exercise of warrants and 762,000 shares of common stock to be acquired upon the exercise of stock options. Also includes 2,481,659 shares of common stock held by Mr. Hostler’s wife, Virginia Child and 1,113,422 shares of common stock to be acquired upon the exercise of warrants held by Mr. Hostler’s wife, Virginia Child. Also includes 148,312 shares of common stock and 111,234 shares of common stock to be acquired upon the exercise of warrants jointly held by Stanley Hostler and Virginia Child.
(3)	Includes 77,625 shares of common stock to be acquired upon the exercise of stock options.
(4)	Includes 220,000 shares of common stock to be acquired upon the exercise of stock options.
(5)	Includes 1,514,048 shares of common stock and 986,667 shares of common stock to be acquired upon the exercise of warrants owned of record by the Steve A. Antoline 2006 Irrevocable Trust (the "Antoline Trust"). Also includes 3,051,184 shares of common stock and 5,074,180 shares of common stock to be acquired upon the exercise of warrants owned of record by Summit Resources, Inc. As the trustee of the Antoline Trust and president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by the Antoline Trust and Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by the Antoline Trust and Summit Resources, Inc. Includes 100,000 shares of common stock to be acquired upon the exercise of stock options.
(6)	Includes 2,160,991 shares of common stock, 918,834 shares of common stock to be acquired upon the exercise of warrants and 450,000 shares of common stock to be acquired upon the exercise of stock options.
(7)	Includes 167,600 shares of common stock, 117,260 shares of common stock to be acquired upon the exercise of warrants and 100,000 shares of common stock to be acquired upon the exercise of stock options. Also includes 67,856 shares of common stock and warrants to purchase 50,000 shares of common stock owned of record by Morgan Keegan & Co, Inc., an IRA account of Ed Roberson.

(8)	Includes 1,957,161 shares of common stock, 891,029 shares of common stock to be acquired upon the exercise of warrants and 350,000 shares of common stock to be acquired upon the exercise of stock options.
(9)	Includes 136,044 shares of common stock, 100,000 shares of common stock to be acquired upon the exercise of warrants and 100,000 shares of common stock to be acquired upon the exercise of stock options.
(10)	Includes 2,082,809 shares of common stock, 946,389 shares of common stock to be acquired upon the exercise of warrants, and 400,000 shares of common stock to be acquired upon the conversion of debt. The holder’s address is 1012 Kanawha Boulevard East, 5th Floor, Charleston, West Virginia 25301. Andrew Zulauf, the Executive Director of WVJIT and a director of the Company, may be deemed to have voting and investment control over these securities.

(11)	Includes 88,264 shares of common stock to be acquired upon the exercise of stock options.
(12)	Includes 6,674,725 shares of common stock and 7,809,970 shares of common stock to be acquired upon the exercise of warrants. Also includes 57,958 shares of common stock to be acquired upon the exercise of stock options held by Josiah T. Austin. Josiah T. Austin is a managing member of El Coronado Holdings and a director of the Company and may be deemed to have voting and investment control over these securities.
(13)	Includes 6,674,725 shares of common stock and 7,809,970 shares of common stock to be acquired upon the exercise of warrants. Josiah T. Austin is a managing member of El Coronado Holdings and a director of the Company and may be deemed to have voting and investment control over these securities.
(14)	Includes 2,082,809 shares of common stock, 946,389 shares of common stock to be acquired upon the exercise of warrants, and 400,000 shares of common stock to be acquired upon the conversion of debt. The holder’s address is 1012 Kanawha Boulevard East, 5th Floor, Charleston, West Virginia 25301. Andrew Zulauf, the Executive Director of WVJIT and a director of the Company, may be deemed to have voting and investment control over these securities.
(15)	Includes 2,294,723 shares of common stock and 1,078,334 shares of common stock to be acquired upon the exercise of warrants.
(16)	Includes 2,481,659 shares of common stock and 1,113,422 shares of common stock to be acquired upon the exercise of warrants held by Virginia Child, the wife of Stanley Hostler. Also includes 148,312 shares of common stock and 111,234 shares of common stock to be acquired upon the exercise of warrants jointly held by Stanley Hostler and Virginia Child.
(17)	Includes 3,051,184 shares of common stock, 5,074,180 shares of common stock to be acquired upon the exercise of warrants. As president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by Summit Resources, Inc.
(18)	Includes 1,514,048 shares of common stock and 986,667 shares of common stock to be acquired upon the exercise of warrants owned of record by the Steve A. Antoline 2006 Irrevocable Trust (the "Antoline Trust"). As the trustee of the Antoline Trust, Mr. Antoline has voting and dispositive control over any securities owned of record by the Antoline Trust. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by the Antoline Trust.
(19)	Includes 2,726,783 shares of common stock and 1,606,250 shares of common stock to be acquired upon the exercise of warrants.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions or series of transactions that occurred from January 1, 2013 through the date of this report (the “Period Reported”) between us and our executive officers, directors or the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

On January 3, 2013, the Company issued to El Coronado Holdings, LLC for an aggregate purchase price equal to $125,000 (1) a convertible promissory note in an aggregate principal amount equal to $125,000 and (2) a warrant to purchase 187,500 shares of Common Stock of the Company. Josiah T. Austin, a director of the Company, is a managing member of El Coronado Holdings (“El Coronado”). The note accrues simple interest at a rate of 10% per annum and is due and payable on the earlier to occur of (i) April 1, 2013, or (ii) when declared due and payable by the holder upon the occurrence of an event of default. The warrant is exercisable at an exercise price of $1.10 per share any time after the Issue Date until the earlier of (i) a Qualified Public Offering (as such term is defined in the warrant) or (ii) 5:00 p.m. EST on the fifth anniversary of the issue date. In accordance with the terms and conditions of the Conversion Agreement, as of June 30, 2013, the $125,000 in principal and accrued unpaid interest was converted into shares of Common Stock of the Company issued at a rate of $0.50 per share. In addition, pursuant to the terms of the Conversion Agreement the Company issued a 5 year warrant to the note holder to purchase 75% of the number of shares into which the notes were convertible at an exercise price of $1.10 per share.

On January 11, 2013, the Company received an advance equal to an aggregate of $100,000 from Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company. No terms of repayment had been specified on the aforementioned advance as of the filing date. This amount was subsequently converted into equity on July 23, 2013.

On March 6, 2013, the Company entered into Warrant Purchase and Reimbursement Agreement, dated March 6, 2013 with the Summit Resources Inc., pursuant to which Mr. Antoline, a director of the Company issued a letter of credit guaranteeing an amount equal to $600,000 due by the Company to MPR Associates, Inc. in exchange for a warrant to purchase up to 1,100,000 shares of the Company's common stock at $1.10 per share. On June 14, 2013 the Company and the Reporting Person entered into an addendum to the Warrant Purchase and Reimbursement Agreement whereby the Company agreed to issue an additional warrant to purchase 250,000 shares of common stock to the Reporting Person in exchange for an extension on repayment. On February 11, 2014 the Company issued the additional warrant.

On March 21, 2013,the Company issued and sold an aggregate of 1,370,000 shares the Company’s common stock and a warrant (to purchase 1,027,500 shares of Common Stock for aggregate gross proceeds of $685,000 to El Coronado in accordance with the terms and conditions of that certain Securities Purchase Agreement, dated March 21, 2012 . The warrant (the “Warrant”) is exercisable for a term of five years from the issue date of the Warrant, at an exercise price of $1.10 per share.

On December 20, 2011, the Company issued convertible promissory notes (the “December 2011 Notes”) to Stanley Hostler and Summit (collectively, the “December 2011 Noteholders”), in an aggregate principal amount equal to $750,000. On April 16, 2012, the Company issued convertible promissory notes (the “April 2012 Notes”) to Hostler, Summit, Scott Segal, Virginia Child, Nancy Turner and Leo Harris (collectively, the “April 2012 Noteholders”), in an aggregate principal amount equal to $640,000. On September 25, 2012, the Company issued convertible promissory notes (the “September 2012 Notes”) to Hostler, Segal, Harris, Ed Roberson, Summit, Steven and Nancy Turner, and Child (collectively, the “September 2012 Noteholders”), in an aggregate principal amount equal to $593,216. On November 30, 2012, the Company issued convertible promissory notes (the “November 2012 Notes,” together with the “December 2011 Notes,” the “April 2012 Notes,” and the “September 2012 Notes” collectively, the “Related Party Notes”) to Hostler, Harris, Summit, Child, Carl Hostler and Brian Prim (the “November 2012 Noteholders” together with the “December 2011 Noteholders,” the “April 2012 Noteholders,” and the “September 2012 Noteholders” collectively the “Related Party Noteholders”) in an aggregate principal amount equal to $915,000. Each Related Party Note was previously amended to extend the original maturity date set forth in such Related Party Note. On March 22, 2013, the Company and each of the Related Party Noteholders amended each of the Related Party Notes to further extend the maturity dates to May 31, 2013. In exchange for the agreement by the Related Party Noteholders to extend the maturity date, the Company agreed to reduce the conversion price set forth in such Related Party Notes from $2.00 to $0.50 per share.

On April 5, 2013, the Company, issued and sold an aggregate of 280,000 shares (the "El Coronado Shares") of the Company’s common stock and a warrant (as defined below) to purchase 210,000 shares of common stock for aggregate gross proceeds of $140,000 to El Coronado in accordance with the terms and conditions of that certain Securities Purchase Agreement, dated April 5, 2013 (the "El Coronado SPA"). The warrant (the “El Coronado Warrant”) is exercisable for a term of five years from the issue date of the El Coronado Warrant, at an exercise price of $1.10 per share. The Company paid cash commissions equal to $11,200 in connection with the sale of the El Coronado Shares and the El Coronado Warrant.

On May 1, 2013, the Company and El Coronado extended the maturity date of the January 3, 2013 convertible promissory note an additional 60 days to May 31, 2013.

As of June 30, 2013, the Company entered into conversion agreements (the "Conversion Agreements") with the Related Party Noteholders who held an aggregate principal amount of $3,003,216 in Related Party Notes (the "Existing Notes") pursuant to which the Company agreed to issue 5 year warrants (the “Conversion Warrants”) to purchase up to 75% of the number of shares of common stock into which the Existing Notes were convertible, at an exercise price of $1.10 per share, provided that the conversion of the Existing Notes was exercised on or prior to June 30, 2013. In accordance with the terms and conditions of the Conversion Agreements, on June 30, 2013 the Related Party Noteholders notified the Company of their desire to convert the Existing Notes into an aggregate of 6,663,199 shares (the “Conversion Shares”). On July 23, 2013 and July 29, 2013, the Company issued the Conversion Shares and Conversion Warrants to purchase up to an aggregate of 4,997,400 shares of common stock.

On July 29, 2013, the Company issued a promissory note for $500,000 and a warrant to purchase up to 375,000 shares of the Company’s common stock to El Coronado and entered into a Note and Warrant Purchase Agreement by and between the Company and El Coronado.

On August 6, 2013, the Company and Steven and Nancy Turner extended the maturity date of the September 25, 2012 convertible promissory note to December 31, 2013. The note was repaid in full on December 19, 2013.

On August 6, 2013, pursuant to the terms and conditions of a Note and Warrant Purchase Agreement, with Summit Resources the Company issued a promissory note in an aggregate principal amount of $600,000 to Summit. As of the issue date of the note, an aggregate of $600,000 was advanced to the Company against the note. In addition to the note, the Company agreed to issue warrants to purchase up to 250,000 shares of Common Stock of the Company at an exercise price of $1.10 per share, for each $150,000 borrowed against the note. As of the issue date of the note the Company issued warrants to purchase 1,000,000 shares of Common Stock to Summit.

On September 11, 2013, the Company issued a promissory note for $315,000 and a warrant to purchase up to 236,250 shares of the Company’s common stock to El Coronado and, entered into a Note and Warrant Purchase Agreement by and between the Company and El Coronado.

On September 20, 2013, the Company issued a promissory note for $300,000 and a warrant to purchase up to 225,000 shares of the Company’s common stock to El Coronado and, entered into a Note and Warrant Purchase Agreement by and between the Company and El Coronado.

On October 7, 2013, the Company issued a promissory note for $125,000 and a warrant to purchase up to 93,750 shares of the Company’s common stock to Summit and, entered into a Note and Warrant Purchase Agreement by and between the Company and Summit. On November 1, 2013, the note converted into 1.26 Units issued in the Offering consisting of common stock and warrants issued in connection with the conversion of the principal and interest underlying the note.

On October 25, 2013, the Company issued a promissory note for $125,000 to El Coronado and, entered into a Note and Warrant Purchase Agreement by and between the Company and El Coronado. On December 30, 2013, the note converted into 1.53 Units issued in the Offering consisting of common stock and warrants issued in connection with the conversion of the principal and interest underlying the note.

On October 25, 2013, the Company issued a promissory note for $150,000 to Summit and, entered into a Note and Warrant Purchase Agreement by and between the Company and Summit Resources, Inc. On December 30, 2013, the note converted into 1.5 Units issued in the Offering consisting of common stock and warrants issued in connection with the conversion of the principal and interest underlying the note.

On November 1, 2013, the Company issued 100,000 shares of common stock to El Coronado for aggregate proceeds of $50,000. The issuance also included two warrants, (a) a 1 year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share and (b) a 5 year warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share

Director Independence

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

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Schneider Downs & Co, Inc. (“Schneider Downs”) and Malin Bergquist & Co., LLP (“Malin”) during the fiscal year ended December 31, 2013 and Malin during the fiscal year ended December 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed by Schneider Downs for such professional services rendered for the audit of our annual financial statements were $70,000 for the year ended December 31, 2013. No audit fees were billed by Schneider Downs for 2012. The aggregate fees billed by Malin for such professional services rendered for the review of our quarterly financial statements were $22,500 for the year ended December 31, 2013 and $96,000 for the year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed by Schneider Downs for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $3,373 for the years ended December 31, 2013. There were no fees billed by Malin in December 31, 2013 and December 31, 2012.

Tax Fees

The aggregate fees billed by Malin for such professional services for tax compliance, tax advice, and tax planning were $12,125 for the year ended December 31, 2013 and $7,219 for the year ended December 31, 2012. There were no fees billed by Schneider Downs for such professional services in 2013 or 2012.

All Other Fees

The aggregate fees billed by Schneider Downs for such professional services were $13,311 in 2013 and by Malin for such professional services were $11,663 for the year ended December 31, 2013 and $8,675 for the year ended December 31, 2012.

Audit Committee’s Pre-Approval Process

In accordance with Audit Committee policy and the requirements of law, the Audit Committee pre-approves all non-audit services to be provided by the Company’s independent registered public accounting firm, Schneider Downs and Malin. In addition, the Audit Committee pre-approves all audit and audit related services provided by Schneider Downs and Malin. The Audit Committee has delegated to the chairman of the Audit Committee the ability to pre-approve non-audit services. Such pre-approval is later reported to the Audit Committee. A further discussion of the fees paid to Schneider Downs and Malin for audit and non-audit expenses is included above under the heading “Principal Accounting Fees & Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description	Exhibit Location
2.1	Merger Agreement by and among Protea Biosciences, Inc., SRKP 5, Inc., and SRKP 5 Acquisition Corp. Inc.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.
3.1	Certificate of Incorporation.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.2	Bylaws.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.1	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of convertible debentures.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.2	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of Class A Common Stock.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.3	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.4	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.5	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.6	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.7	Commercial Promissory Note between Protea Biosciences, Inc. and Centra Bank, Inc., dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.1	Share Cancellation Agreement dated as of September 2, 2011 by and between the registrant and the Persons signatory thereto.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.2	Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated October 8, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.3	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated March 26, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.4	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated May 27, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.5	Amendment to Lease Agreement between Monongalia County Development Authority and Protea Biosciences, Inc., dated October 29, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.6	Amended and Restated Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated February 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.7	Second Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated January 14, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.8	Third Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated April 27, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.9	Fourth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated June 21, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.10	Exclusive License Agreement between Johns Hopkins University and Protea Biosciences, Inc., dated June 9, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.11	Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated September 19, 2001.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.12	Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated December 21, 2005.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.13	1st Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated March 8, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.14	2nd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated November 20, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.15	3rd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated April 11, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.16	4th Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated January 24, 2008.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.17	Joint Research and Development Agreement between Laboratories Mayoly Spindler SAS, Protea Biosciences, Inc. and Protea Europe SAS, dated March 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.18	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.19	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.20	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.21	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.22	Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.23	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.24	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.25	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.26	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.27	Amended and Restated Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.28	Commercial Loan Agreement between Centra Bank, Inc. and Protea Biosciences, Inc., dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.29	First Amendment to Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated December 11, 2002.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.30	Equipment Lease Agreement between Monogalia County Development Authority and Protea Biosciences, Inc., dated March 12, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.31	Form of Convertible Promissory Notes, dated December 20, 2011**.	Form 8-K filed with the Securities and Exchange Commission on December 28, 2011 and amended on April 16, 2012 and incorporated herein by this reference.

10.32	Share Cancellation Agreement dated as of September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.33	Lease Agreement, dated January 25, 2012, by and between Protea Biosciences, Inc. and White Birch Properties LLC.	Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and incorporated herein by this reference.

10.34	Form of Convertible Promissory Notes, dated as of April 16, 2012, issued to directors and certain related parties**.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.1 and amended on June 15, 2012 and incorporated herein by this reference.

10.35	10% Convertible Debenture, dated as of April 18, 2012, issued to the West Virginia Jobs Investment Trust Board.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.2 and amended on October 31, 2012 and incorporated herein by this reference.

10.36	Secured Convertible Note and Investment Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.37	Security Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.38	Loan Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.39	Promissory Note, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.40	Security Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.41	Guaranty, dated as of May 22, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.42	Guaranty, dated as of June 6, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.43	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.**	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.1 and amended on September 25, 2012 and incorporated herein by this reference.

10.44	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler. **	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.2 and amended on September 25, 2012 and incorporated herein by this reference.

10.45	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.**	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.3 and amended on September 25, 2012 and incorporated herein by this reference.

10.46	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Scott Segal with respect to the April Note by and between the Company and Scott Segal.**	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.4 and amended on September 25, 2012 and incorporated herein by this reference.

10.47	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the April Note by and between the Company and Stanley Hostler.**	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.5 and amended on September 25, 2012 and incorporated herein by this reference.

10.48	Convertible Promissory Note Addendum, dated as of June 18, 2012, executed by Virginia Child with respect to the April Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.6 and amended on September 25, 2012 and incorporated herein by this reference.

10.49	Convertible Promissory Note Addendum, dated as of June 22, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.50	Convertible Promissory Note Addendum, dated as of July 2, 2012, executed by Leonard Harris with respect to the April Note by and between the Company and Leonard Harris.**	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.8 and amended on September 25, 2012 and incorporated herein by this reference.

10.51	Letter Agreement, dated June 18, 2012, by and between the Company and the WVJITB.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.52	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler.**	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.53	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.**	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.54	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.**	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.55	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Scott S. Segal with respect to the April Note by and between the Company and Scott S. Segal.**	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.56	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Stanley M. Hostler with respect to the April Note by and between the Company and Stanley M. Hostler.**	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.57	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Virginia E. Child with respect to the April Note by and between the Company and Virginia E. Child.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.58	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.59	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Leonard P. Harris with respect to the April Note by and between the Company and Leonard P. Harris.**	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.60	Letter Agreement, dated as of October 31, 2012, executed by the Company and WVJITB.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.61	Form of Convertible Promissory Notes, dated as of November 30, 2012, issued to directors and certain related parties.**	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.62	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley M. Hostler with respect to the September Note by and between the Company and Stanley M. Hostler.**	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.63	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Scott Segal with respect to the September Note by and between the Company and Scott Segal.**	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.64	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Leo Harris with respect to the September Note by and between the Company and Leo Harris.**	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.65	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Virginia Child with respect to the September Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.66	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Summit Resources, Inc. with respect to the September Note by and between the Company and Summit Resources, Inc.**	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.67	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Ed Roberson with respect to the September Note by and between the Company and Ed Roberson.**	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.68	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley Hostler and Virginia Child with respect to the September Note by and between the Company, Stanley Hostler and Virginia Child.**	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.8 and incorporated herein by this reference.

10.69	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stephen Turner with respect to the September Note by and between the Company and Stephen Turner.**	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.9 and incorporated herein by this reference.

10.70	Convertible Promissory Note Due April 1, 2013, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the note by and between the Company and El Coronado Holdings, LLC.**	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.71	Warrant to Purchase Common Stock, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the warrant by and between the Company and El Coronado Holdings, LLC.**	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.72	Securities Purchase Agreement executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC and between the Company and El Coronado Holdings, LLC.**	Form 8-K filed with the Securities and Exchange Commission on January 24, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.73	Warrant Purchase and Reimbursement Agreement executed by Steve Antoline and between the Company and Steve Antoline.**	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.74	Securities Purchase Agreement dated as of March 21, 2013 by and between the Company and El Coronado Holdings, LLC.**	Form 8-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by this reference.

10.75	2013 Equity Incentive Plan.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.76	Form of Securities Purchase Agreement by and between the Company and investors in the Spring 2013 Direct Issuances.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.77	Form of Conversion Agreement.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.78	Form of Conversion Warrant.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.79	Form of Bridge Note Purchase Agreement.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.80	Form of Bridge Note.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.81	Form of Bridge Noteholder Warrant.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.82	Convertible Promissory Note Addendum, dated as of August 6, 2013, executed by Nancy Turner with respect to the September 2012 Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on August 12, 2013 and incorporated herein by this reference.

10.83	Form of Related Party Advance Note Purchase Agreement.*	Form 8-K filed with the Securities and Exchange Commission on October 30, 2013 and incorporated herein by this reference.

10.84	Form of Related Party Advance Note.*	Form 8-K filed with the Securities and Exchange Commission on October 30, 2013 and incorporated herein by this reference.

10.85	Patent License Agreement between the Company and George Washington University.	Form 10-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by this reference.

14.1	Code of Ethics.	Form 10-KSB, as filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by this reference.

16.1	Letter from Malin Bergquist & Co., LLP, dated December 19, 2013, to the Securities and Exchange Commission.	Form 8-K filed with the Securities and Exchange Commission on December 20, 2013.

21.1	List of Subsidiaries.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Office	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

EX-101.INS	XBRL Instance Document	Filed herewith.

EX-101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

**Agreement to which a member of management is a party.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2014	PROTEA BIOSCIENCES GROUP, INC.

	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2014	/s/ Stephen Turner
Stephen Turner, Chief Executive Officer and
Director

Date: March 28, 2014	/s/ Edward Hughes
Edward Hughes, Chief Financial Officer

Date: March 28, 2014	/s/ Steven Antoline
Steven Antoline
Director

Date: March 28, 2014	/s/ Leonard Harris
Leonard Harris
Director

Date: March 28, 2014	/s/ Stanley Hostler
Stanley Hostler
Director

Date: March 28, 2014	/s/ Roderick Jackson
Roderick Jackson
Director

Date: March 28, 2014	/s/ Ed Roberson
Ed Roberson
Director

Date: March 28, 2014	/s/ Scott Segal
Scott Segal
Director

Date: March 28, 2014	/s/ C. Andrew Zulauf
C. Andrew Zulauf
Director

Date: March 28, 2014	/s/ Thijs Spoor
Thijs Spoor
Director

Date: March 28, 2014	/s/ Josiah T. Austin
Josiah T. Austin
Director

PROTEA BIOSCIENCES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Protea Biosciences Group, Inc.

We have audited the accompanying consolidated balance sheet of Protea Biosciences Group, Inc. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and shareholders’ equity for the year ended December 31, 2013, and for the period from July 13, 2001 (inception) through December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended December 31, 2012 and for the period July 13, 2001 through December 31, 2012 were audited by other auditors whose report dated March 27, 2013 expressed an unqualified opinion on those statements. The financial statements for the period July 13, 2001 (inception) through December 31, 2012 include total loss from operations and net loss of $44,976,905 and $46,974,678, respectively. Our opinion on the consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from July 13, 2001 (inception) through December 31, 2013, in so far as it relates to amounts for periods prior to December 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protea Biosciences Group, Inc. at December 31, 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013, and the period from July 13, 2001 (inception) through December 31, 2013, in conformity with generally accepted accounting principles.

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

/s/ SCHNEIDER DOWNS & CO., INC.

Pittsburgh, Pennsylvania

March 28, 2014

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

Malin, Bergquist & Company, LLP

Pittsburgh, PA

March 27, 2013

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	December 31, 2013	December 31, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$1,086,330	$27,604
Trade accounts receivable	216,864	127,721
Other receivables	435,278	308,934
Inventory	465,334	905,186
Prepaid expenses	304,696	29,567
Total current assets	2,508,502	1,399,012

Property and equipment, net	2,886,176	2,790,464

Other noncurrent assets	23,249	22,555

Total Assets	$5,417,927	$4,212,031

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities on short and long-term debt	$1,054,053	$1,374,489
Accounts payable	759,021	2,270,671
Bank line of credit	2,725,000	2,725,000
Loans payable to stockholders, net of discount	465,883	2,898,216
Obligation related to the letter of credit, net of discount	151,981	-
Other payables and accrued expenses	1,069,167	764,460
Total current liabilities	6,225,105	10,032,836

Long-term debt - net of current portion	1,580,260	2,083,026
Derivative Liabilities	623,587	-
Noncurrent Liabilities	2,203,847	2,083,026

Commitments and contingencies (see Notes)	-	-

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 200,000,000 shares authorized; 65,442,735 and 31,879,247 shares issued and outstanding at December 31, 2013 and December 31, 2012)	6,545	3,188
Additional paid in capital	55,351,613	39,074,062
Deficit accumulated during development stage	(58,392,348)	(46,974,678)
Accumulated other comprehensive income (loss)	23,165	(6,403)
Total Stockholders' Equity (Deficit)	(3,011,025)	(7,903,831)

Total Liabilities and Stockholders' Equity	$5,417,927	$4,212,031

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations and Total Comprehensive Loss

See Accompanying Notes to Financial Statements

	For the Twelve Months Ended December 31, 2013	For the Twelve Months Ended December 31, 2012	Period from July 13, 2001 (date of inception) to December 31, 2013

Gross revenue	$1,223,492	$834,250	$4,716,347

Selling, general, administrative expenses	(8,775,453)	(6,969,323)	(31,483,414)
Research and development expense	(2,772,926)	(2,845,267)	(28,534,725)
Loss from operations	(10,324,887)	(8,980,340)	(55,301,792)

Other income (expense):
Interest and exchange income (expense)	13,129	(8,657)	56,047
Interest expense	(746,159)	(541,844)	(2,776,613)
Debt conversion cost	(724,623)	-	(724,623)
Gain on debt settlement	-	-	13,834
Loss on asset disposal	(15,116)	(418)	(39,187)
Derivative income	379,986	-	379,986
Total other income (expense)	(1,092,783)	(550,919)	(3,090,556)

Loss before income taxes	(11,417,670)	(9,531,259)	(58,392,348)
Income taxes	-	-	-

Net loss	(11,417,670)	(9,531,259)	(58,392,348)
Foreign currency translation adjustment	29,568	(21,222)	23,165
Total comprehensive loss	$(11,388,102)	$(9,552,481)	$(58,369,183)

Net loss per share - basic and diluted	$(0.25)	$(0.33)	$(4.30)
Weighted average number of shares outstanding - basic and diluted	45,044,638	28,953,072	13,563,768

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit)

See Accompanying Notes to Financial Statements

					Deficit
					Accumulated	Accumulated	Total
	Common Stock Par		Additional	Stock	During	Other	Stockholders’
	Value $0.0001 (1)		Paid in	Subscription	Development	Comprehensive	Equity
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	(Deficit)
July 13, 2001 (date of inception)	-	$-	$-	$-	$-	$-	$-

Issuance of stock for cash	320,000	320	59,680	-	-	-	60,000
Issuance of stock for services	2,010,000	2,010	374,865	-	-	-	376,875
Net loss	-	-	-	-	(474,399)	-	(474,399)
December 31, 2001	2,330,000	$2,330	$434,545	$-	$(474,399)	$-	$(37,524)

Issuance of stock for cash	1,050,000	1,050	373,950	-	-	-	375,000
Net loss	-	-	-	-	(416,491)	-	(416,491)
December 31, 2002	3,380,000	$3,380	$808,495	$-	$(890,890)	$-	$(79,015)

Issuance of stock for cash	550,000	550	274,450	-	-	-	275,000
Stock-based compensation expense	-	-	2,590	-	-	-	2,590
Issuance of stock for services	40,000	40	19,960	-	-	-	20,000
Net loss	-	-	-	-	(420,431)	-	(420,431)
December 31, 2003	3,970,000	$3,970	$1,105,495	$-	$(1,311,321)	$-	$(201,856)

Issuance of stock for cash	550,000	550	274,450	-	-	-	275,000
Stock-based compensation expense	-	-	5,181	-	-	-	5,181
Net loss	-	-	-	-	(459,474)	-	(459,474)
December 31, 2004	4,520,000	$4,520	$1,385,126	$-	$(1,770,795)	$-	$(381,149)

Issuance of stock for cash	1,034,000	1,034	515,966	-	-	-	517,000
Stock-based compensation expense	-	-	44,711	-	-	-	44,711
Issuance of stock for services	82,500	83	65,917	-	-	-	66,000
Net loss	-	-	-	-	(1,034,429)	-	(1,034,429)
December 31, 2005	5,636,500	$5,637	$2,011,720	$-	$(2,805,224)	$-	$(787,867)

Issuance of stock for cash	3,191,000	3,191	2,929,809	-	-	-	2,933,000
Subscribed stock	-	-	-	(25,000)	-	-	(25,000
Stock-based compensation expense	-	-	26,851	-	-	-	26,851
Net loss	-	-	-	-	(1,336,317)	-	(1,336,317)
December 31, 2006	8,827,500	$8,828	$4,968,380	$(25,000)	$(4,141,541)	$-	$810,667

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

					Deficit
					Accumulated	Accumulated	Total
	Common Stock Par Value		Additional	Stock	During	Other	Stockholders’
	$0.0001 (1)		Paid in	Subscription	Development	Comprehensive	Equity
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	(Deficit)
December 31, 2006	8,827,500	$8,828	$4,968,380	$(25,000)	$(4,141,541)	$-	$810,667

Issuance of stock for cash	2,027,990	2,028	2,518,909	-	-	-	2,520,937
Issuance of stock for accrued interest on convertible debt	169,332	169	135,289	-	-	-	135,458
Stock-based compensation Expense	-	-	91,446	-	-	-	91,446
Stock warrants exercised	25,000	25	225	-	-	-	250
Net loss	-	-	-	-	(2,854,072)	-	(2,854,072)
December 31, 2007	11,049,822	$11,050	$7,714,249	$(25,000)	$(6,995,613)	$-	$704,686

Issuance of stock for cash	2,136,671	2,137	3,196,614	-	-	-	3,198,751
Subscribed stock	-	-	-	(20,000)	-	-	(20,000)
Stock-based compensation Expense	-	-	113,262	-	-	-	113,262
Issuance of stock for services	4,167	4	6,247	-	-	-	6,251
Net loss	-	-	-	-	(4,037,075)	-	(4,037,075)
December 31, 2008	13,190,660	$13,191	$11,030,372	$(45,000)	$(11,032,688)	$-	$(34,125)

Issuance of stock for cash	1,823,338	1,823	2,715,627	-	-	-	2,717,450
Issuance of stock for accrued interest on convertible debt	45,042	45	67,517	-	-	-	67,562
Subscribed stock	-	-	-	20,000	-	-	20,000
Stock-based compensation Expense	-	-	332,941	-	-	-	332,941
Issuance of stock for services	20,000	20	29,986	-	-	-	30,006
Net loss	-	-	-	-	(5,329,737)	-	(5,329,737)
Foreign currency translation Adjustment	-	-	-	-	-	(1,450)	(1,450)
December 31, 2009	15,079,040	$15,079	$14,176,443	$(25,000)	$(16,362,425)	$(1,450)	$(2,197,353)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

					Deficit
					Accumulated	Accumulated	Total
	Common Stock Par Value			Stock	During	Other	Stockholders’
	$0.0001 (1)		Additional Paid	Subscription	Development	Comprehensive	Equity
	Shares	Amount	in Capital	Receivable	Stage	Income (Loss)	(Deficit)
December 31, 2009	15,079,040	$15,079	$14,176,443	$(25,000)	$(16,362,425)	$(1,450)	$(2,197,353)
Issuance of stock for cash	3,553,334	3,553	5,322,061	-	-	-	5,325,614
Subscribed stock	-	-	(25,000)	(405,000)	-	-	(430,000)
Stock-based compensation Expense	-	-	295,573	-	-	-	295,573
Issuance of stock for services (net of $4,387 of financing expenses)	20,004	20	29,986	-	-	-	30,006
Stock warrants issued as part of convertible debentures	-	-	124,227	-	-	-	124,227
Net loss	-	-	-	-	(9,583,662)	-	(9,583,662)
Foreign currency translation Adjustment	-	-	-	-	-	(2,348)	(2,348)
December 31, 2010	18,652,378	$18,652	$19,923,290	$(430,000)	$(25,946,087)	$(3,798)	$(6,437,943)
Issuance of stock for cash prior to Reverse Merger	545,667	546	817,954	-	-	-	818,500
Subscribed stock prior to Reverse Merger	-	-	-	430,000	-	-	430,000
Stock warrants issued in connection with convertible debentures	-	-	852,995	-	-	-	852,995
Net carrying value of convertible debentures converted into shares of stock	5,808,787	5,809	7,681,582	-	-	-	7,687,391
Change in Par Value upon completion of Reverse Merger	-	(22,506)	22,506	-	-	-	-
Stock issued upon conversion of convertible debentures	1,033,333	103	1,549,897	-	-	-	1,550,000
Issuance of stock for cash	1,021,333	102	1,721,898	-	-	-	1,722,000
Stock-based compensation Expense	-	-	351,990	-	-	-	351,990
Net loss	-	-	-	-	(11,497,332)	-	(11,497,332)
Foreign currency translation Adjustment	-	-	-	-	-	18,617	18,617
December 31, 2011	27,061,498	$2,706	$32,922,112	$-	$(37,443,419)	$14,819	$(4,503,782)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

					Deficit
					Accumulated	Accumulated
	Stock Par Value Common			Stock	During	Other	Total
	$0.0001 (1)		Additional Paid in	Subscription	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Equity (Deficit)
December 31, 2011	27,061,498	$2,706	$32,922,112	$-	$(37,443,419)	$14,819	$(4,503,782)

Issuance of stock for cash (net of issuance cost of $502,235)	4,417,500	442	5,332,323	-	-	-	5,332,765
Issuance of stock for placement agent	124,871	12	(12)	-	-	-	-
Stock-based compensation Expense	-	-	345,662	-	-	-	345,662
Stock warrants issued as part of convertible debentures	-	-	68,250	-	-	-	68,250
Stock options and warrants exercised	275,378	28	405,727	-	-	-	405,755
Net loss	-	-	-	-	(9,531,259)	-	(9,531,259)
Foreign currency translation adjustment	-	-	-	-	-	(21,222)	(21,222)
December 31, 2012	31,879,247	$3,188	$39,074,062	$-	$(46,974,678)	$(6,403)	$(7,903,831)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

See Accompanying Notes to Financial Statements

					Deficit
					Accumulated	Accumulated
	Stock Par Value Common			Stock	During	Other	Total
	$0.0001 (1)		Additional Paid in	Subscription	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Equity (Deficit)
December 31, 2012	31,879,247	$3,188	$39,074,062	$-	$(46,974,678)	$(6,403)	$(7,903,831)
Issuance of stock for cash (net of issuance cost of $1,826,718)	21,164,846	2,116	8,753,589	-	-	-	8,755,705
Issuance of stock upon conversion of convertible debentures	11,289,895	1,130	5,643,818	-	-	-	5,644,948
Issuance of stock for Services	581,247	58	299,936	-	-	-	299,994
Issuance of stock under anti-dilution provision	527,500	53	(53)	-	-	-	-
Stock-based compensation Expense	-	-	872,967	-	-	-	872,967
Stock warrants issued as part of convertible debentures	-	-	763,659	-	-	-	763,659
Stock warrants issued for related party debt and letter of credit	-	-	304,390	-	-	-	304,390
Stock warrants issued to placement agent	-	-	597,133	-	-	-	597,133
Recognition of derivative Liabilities	-	-	(957,888)	-	-	-	(957,888)
Net loss	-	-	-	-	(11,417,670)	-	(11,417,670)
Foreign currency translation adjustment	-	-	-	-	-	29,568	29,568
December 31, 2013	65,442,735	$6,545	$55,351,613	$-	$(58,392,348)	$23,165	$(3,011,025)

Footnote:

(1) Prior to September 2, 2011, the Company's Par Value was $.001.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Twelve Months Ended December 31, 2013	For the Twelve Months Ended December 31, 2012	Period from July 13, 2001 (date of inception) to December 31, 2013
Cash flows from operating activities:
Net loss	$(11,417,670)	$(9,531,259)	$(58,392,348)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	844,888	1,009,140	5,243,382
Non-cash compensation	872,967	345,662	2,399,144
Issuance of common stock and warrants for services	345,678	-	874,816
Issuance of common stock for accrued interest	372,232	-	833,432
Accretion of convertible debenture discount	137,552	53,294	330,680
Debt conversion costs associated with inducement	724,623		724,623
Loss on disposal of fixed assets	15,116	418	39,187
Bad debt expense	4,000	30,032	34,032
(Income) Expense from change in value of derivative	(379,986)	-	(379,986)
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(93,143)	(81,103)	(250,896)
Prepaid expenses	(275,129)	111,858	(304,696)
Other receivables	(127,038)	1,698	27,799
Inventory	439,852	(681,850)	(465,334)
Increase (decrease)
Trade accounts payable	(1,989,467)	(233,423)	400,712
Other payables and accrued expenses	304,707	453,536	1,069,166
Net cash used in operating activities	(10,220,818)	(8,521,997)	(47,816,287)

Cash flows from investing activities:
Movement in restricted cash	-	49,979	-
Purchase of and deposits on equipment	(478,899)	(408,169)	(4,970,373)
Proceeds from sale of equipment	1,000	-	48,450
Net cash used in investing activities	(477,899)	(358,190)	(4,921,923)

Cash flows from financing activities:
Net advances on bank line of credit	-	(275,000)	2,725,000
Proceeds from sale of common stock	9,352,837	5,738,521	35,120,847
Proceeds from short and long-term debt	1,994,500	1,090,000	13,624,500
Proceeds from shareholder debt	1,000,000	2,148,216	4,398,216
Repayment of long-term debt	(858,157)	(278,001)	(2,301,496)
Proceeds from Obligation related to the Letter of Credit	600,000	-	600,000
Repayment of Obligation related to the Letter of Credit	(361,305)	-	(361,305)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	11,727,875	8,423,736	53,801,375

Effect of exchange rate changes on cash	29,568	(21,222)	23,165

Net increase (decrease) in cash	1,058,726	(477,673)	1,086,330
Cash, beginning of period	27,604	505,277	-

Cash, end of period	$1,086,330	$27,604	$1,086,330

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$383,288	$372,754	$1,626,401

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$477,817	$72,635	$3,268,724
Debt converted to company stock	$5,644,948	$-	$15,273,658

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

1. Description of Company and Nature of Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is a commercial stage, molecular information company incorporated in the state of Delaware on May 24, 2005. “Molecular information” is the identification and characterization of the proteins, metabolites and other biomolecules, which are the products of all living cells and life forms. The Company is applying its technology to the development of next generation, “direct molecular imaging” technology and service capabilities that it believes enable more rapid and comprehensive molecular profiling of living cells and biofluids, thereby providing better molecular information that helps to define normal and disease processes. We believe that our proprietary technology is useful to support medical research and pharmaceutical development. The Company’s technologies enable the direct molecular imaging of the proteins, metabolites and other biomolecules that regulate the biological functions of the human body and all other forms of life. Management believes this is a critical area of research, as pharmaceutical research is in need of direct molecular imaging to improve and accelerate the development of new therapeutics and diagnostic tests.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The loss from operations since inception had an accumulated deficit at December 31, 2013 of approximately $55 million and at December 31, 2012 of approximately $47 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies and to develop new products and services based upon its proprietary protein recovery and identification technologies.

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

The Company maintains allowances for doubtful accounts based on management’s analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An allowance of $4,000 was deemed necessary as of December 31, 2013 and $30,032 as of December 31, 2012.

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at:

	December 31, 2013	December 31, 2012
French government R&D credit	$435,278	$282,036
Employee loan	-	4,000
Stock subscription and Other	-	22,898
Other receivables - current	$435,278	$308,934

Deposits	$23,249	$22,555
Other receivables - noncurrent	$23,249	$22,555

Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

Inventory:	December 31, 2013	December 31, 2012
Finished goods	$360,607	$104,153
Work in progress	104,727	801,033
Total Inventory	$465,334	$905,186

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

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	3 years
Software	3 years

Property and equipment consists of the following at:

	December 31, 2013	December 31, 2012
Lab equipment	$6,620,662	$5,898,489
Computer equipment	563,976	389,720
Office equipment and vehicle	248,490	277,216
Leasehold improvements	477,682	465,790
	7,910,810	7,031,215
Accumulated depreciation	(5,024,634)	(4,240,751)
Property and equipment, net	$2,886,176	$2,790,464

Depreciation expense is charged to either research and development or administration expenses and totals $844,888 in 2013 and $1,009,140 in 2012. Depreciation expense for the period July 13, 2001 (date of inception) through 2013 totals $5,243,382.

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

Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition”. We recognize revenue of products when persuasive evidence of a sale arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred /title has passed, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of its ProteaPlot™ software when bundled with the LAESI platform, which facilitates operating the instrument and storage and display of datasets. The Company also recognizes revenue of standalone sales of ProteaPlot™, which generally consists of additional user licenses.

We account for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition – Principal Agent Considerations”, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Shipping and handling costs charged to customers are recorded in the period the related product sales revenue is recognized.

Regarding short-term service contracts, the majority of these service contracts involve the processing of imaging and bioanalytical samples for pharmaceutical and academic/clinical research laboratories. These contracts generally provide for a fixed fee for each method developed or sample processed and revenue is recognized when the analysis is complete and a report is delivered.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

For longer-term contracts involving multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as each item in the arrangement is delivered. Generally, we account for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) have standalone value to the customer, and the delivery or performance of the service(s) is probable and substantially in our control. Revenue on multiple revenue arrangements is recognized using a proportional method for each separately identified element. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or, if there is no predominant deliverable, upon delivery of the final element of the arrangement.

Revenues from grants are based upon internal costs that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by the Company that is related to the grants.

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	December 31, 2013	December 31, 2012
Accrued expenses	$653,047	$202,165
Accrued interest	39,911	224,804
Accrued warranties	81,250	-
Accrued payroll and benefits	286,979	304,001
Unearned revenue	7,980	33,490
Other payables and accrued expenses	$1,069,167	$764,460

Warranty Costs

The Company provides for a one year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. During the year ended December 31, 2013, the Company recorded accrued warranty expense of $81,250. The Company did not accrue warranty expense for the year ended December 31, 2012.

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

Research and Development

The Company follows the policy of charging the costs of research and development to expense as incurred. Research and Development expense is net of $398,285 in 2013 and $279,688 in 2012, which reflects the French Government Research Credit.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 56,711,000 and 18,697,000 at December 31, 2013 and 2012, respectively.

Reclassification

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the year ended December 31, 2012 to be consistent with the presentation in the Consolidated Financial Statements for the year ended December 31, 2013.  This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholder equity.

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

Prior to becoming a public company, the Company used an index to calculate the expected volatility component of the fair value model. Subsequent to becoming a public company and due to a lack of trading history, the Company utilizes a peer group to estimate its expected volatility assumptions used in the Black-Scholes option-pricing model. The Company completed an analysis and identified four similar companies considering their industry, stage of life cycle, size, and financial leverage. (See Note 9, Stock Options and Stock-Compensation)

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that are embedded derivatives associated with capital raises and common stock purchase warrants The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 810-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Fair value of financial assets and liabilities – Derivative Instruments

We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The three levels of inputs used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example, the probability of a capital raise in a “binomial” methodology for valuation of a derivative liability directly related to the issuance of common stock warrants).

The Company has entered into certain financial instruments and contracts; such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities, at fair value at the issuance date. Subsequent changes in fair value are recorded through the statement of operations.

The Company’s derivative liabilities are related to common stock issuances, detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. We estimate fair values of the warrants that do contain “Down Round Protections” utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engaged an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

As discussed above, financial liabilities are considered Level 3 when their fair values are determined using pricing models or similar techniques and at least one significant model assumption or input is unobservable.  For the Company, the Level 3 financial liability is the derivative liability related to the common stock and warrants that include “Down Round Protection” and they were valued using the “Monte Carlo Simulation” technique.  This technique, while the majority of inputs are Level 2, necessarily incorporates a Capital Raise Assumption which is unobservable and, therefore, a Level 3 input.  A range of key quantitative assumptions related to the common stock and warrants issued during 2013 are as follows:

	December 31, 2013
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	1-5	0.13-1.75%	83.3 – 88.3%	100%

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$558,799	-	-	$558,799
Derivative liabilities – warrants	64,788	-	-	64,788
Total	$623,587	-	-	$623,587

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Year Ended December 31, 2013
	Derivative liabilities - Common Stock	Derivative liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance	$-	$-	$-
Issuance of warrants	-	45,685	45,685
Unrealized (gain) loss on derivative liabilities	(257,846)	(122,140)	(379,986)
Recognition of derivative liabilities	816,645	141,243	957,888
Ending balance	$558,799	$64,788	$623,587

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

3. Bank Line of Credit

The Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. At December 31, 2013 and December 31, 2012, the balance was $2,725,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member. (see Note 16, Subsequent Events.)

4. Loans Payable to Stockholders

During 2011 and 2012, the Company issued convertible promissory notes in an aggregate principal amount equal to $2,898,216 to various board members, their spouses and other related parties. The notes accrued simple interest at a rate of 10% per annum and were due and payable 60 to 180 days from the date of issue. At the option of the holders, the notes, including the principal and accrued interest, were convertible into common stock of the Company at $2.00 per share. The noteholders signed multiple addendums to the notes agreeing to extend the maturity date. On March 22, 2013, the Company and the noteholders amended the notes to extend the maturity date to May 31, 2013 and reduce the conversion price to $0.50 per share. Prior to June 30, 2013, the Company entered into certain Conversion Agreements, which provided that if the noteholders agreed to convert the entire principal and interest balance due on these notes into common stock on or prior to June 30, 2013, the Company would issue 4,997,400 five year warrants to purchase 75% of the number of shares of common stock into which the notes are convertible at an exercise price of $1.10 per share. As a result of the issuance of these warrants, the Company estimated the fair value of the warrants and recognized $724,623 of debt conversion expense. The Company was notified of conversion of all but one note prior to June 30, 2013 and the related warrants and shares were issued on July 23, 2013. On August 6, 2013, the Company along with one board member and his spouse agreed to further extend one note for $20,000 until December 31, 2013. This note was paid in full in December 2013.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

4. Loans Payable to Stockholders (continued)

On January 3, 2013, the Company issued a convertible promissory note in an aggregate principal amount equal to $125,000 to El Coronado Holdings, Inc., an affiliate of Josiah Austin, a director of the Company. The note accrued simple interest at a rate of 10% per annum. At the option of the holder, the note, including the principal and accrued interest, was convertible into common stock of the Company at $0.50 per share. On May 1, 2013, the Company and El Coronado Holdings, LLC extended the maturity date by 60 days to May 31, 2013. The Company was notified of conversion prior to June 30, 2013 and the related warrants and shares were issued on July 23, 2013.

On January 11, 2013, the Company received an advance equal to an aggregate of $100,000 from Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company. On July 23, 2013, the Company issued 200,000 shares of common stock at $0.50 per share and a warrant to purchase up to 150,000 shares of common stock with an exercise price of $1.10 per share. The warrants are exercisable for five years and contain anti-dilution provisions that expired on December 31, 2013.

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit, an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) bearing simple interest at a rate of 10% per annum, in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. No accretion expense was recognized in 2013. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument shall be used to repay the principal amounts due under the Summit Note.

5. Obligation Related to the Letter of Credit

On March 6, 2013, the Company entered into a Warrant Purchase and Reimbursement Agreement, (the “Reimbursement Agreement”) with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit, dated February 25, 2013 (the "Letter of Credit") for the benefit of MPR Associates, Inc. ("MPR") for the purpose of guaranteeing an amount equal to $600,000 (the “Purchase Order Amount”) due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (i) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him on behalf of the Company pursuant to the Letter of Credit, up to the Purchase Order Amount and (ii) a five-year warrant to purchase up to 1,100,000 shares of the Company’s common stock, issued to an affiliate of Mr. Antoline. The fair value of these warrants was estimated to be $138,763, which was recorded as a discount to the Reimbursement Agreement balance of $600,000, and has been accreted based on the repayment of the obligation. Accretion expense of $83,559 was recognized in 2013. During the first quarter of 2013, MPR drew $600,000 against the Letter of Credit.

On June 14, 2013, the Company received $147,860 as payment for one of the LAESI instruments. The Company and Mr. Antoline entered into an Addendum to the Reimbursement Agreement whereby the Company could use the funds for up to 80 days or until September 1, 2013. The Addendum was further amended to extend the maturity date until December 31, 2013. For the period the funds were used by the Company, the balance accrued simple interest of 10% per annum basis. In addition, the Company will also issue a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.10 per share upon the repayment of the funds. The fair value of these warrants was estimated to be $31,510, which was recorded as a discount to the Addendum balance of $147,860, and will be accreted based on the repayment of the obligation. No accretion expense was recognized in 2013. As of December 31, 2013, $238,695 was due in connection with the terms of the Reimbursement Agreement. In addition, a receivable balance of $149,500 was pledged as of December 31, 2013. Subsequent to the balance sheet date, the Company repaid the Addendum plus interest and issued the warrant, thereby reducing the balance due on the Reimbursement Agreement to $90,835.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

6. Long-term Debt

1)	Note Payable to the West Virginia Development Office (“WVDO”)

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the WVDO. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment costing $1,057,167.

2)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812.

3)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812.

4)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company obtained a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248.

5)	Note Payable to the West Virginia Infrastructure & Jobs Development Council (“WVIJDC”)

In December 2010, the Company obtained a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249.

6)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the WVJITB. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note has an adjustable conversion price, initially $2.00 per share, and includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants). On December 13, 2013, the Company and the WVJITB entered into a Loan Modification Agreement whereby the maturity date changed from September 14, 2013 to $100,000 due on March 15, 2014 and the remaining $190,000 due on June 15, 2014. Subsequent to the balance sheet date, an additional extension was granted to the Company deferring interest and principal payments until April 30, 2014. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the WVJITB. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). The WVJITB and the Company have signed several addendums to the note extending the maturity date and reducing the price of converting into common shares to $0.50 per share. The WVJITB further extended the maturity date until November 29, 2013, with a $100,000 principal payment due on or before November 15, 2013. The Company repaid the $100,000 as agreed, which reduced the principal outstanding balance to $300,000. Subsequent to the balance sheet date, the WVJITB and the Company signed two addendums to the note extending the maturity date and deferring interest and principal payments until April 30, 2014. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

8)	Convertible Promissory Note Payable to the West Virginia High Technology Consortium Foundation (“WVHTCF”)

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The conversion price is $0.50 per share. The note is secured by 50% of equipment costing $447,320.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

6. Long-term Debt (continued)

9)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the WVEDA. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320.

10)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of December 31, 2013, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 2.9% to 8.0%. The leases require 36 monthly payments and begin to expire in March 2013 through May 2015. These leases are secured by equipment with an aggregate cost of $560,195.

Total debts outstanding are as follows:

		December 31, 2013	December 31, 2012
1)	Note Payable to the WVDO	$123,744	$258,497
2)	Note Payable to the WVEDA	147,306	179,728
3)	Note Payable to the WVIJDC	145,078	177,894
4)	Note Payable to the WVEDA	639,085	756,217
5)	Note Payable to the WVIJDC	651,913	768,259
6)	Note Payable to the WVJITB	290,000	275,045
8)	Note Payable to the WVJITB	300,000	400,000
9)	Note Payable to the WVHTCF	95,178	191,373
10)	Note Payable to the WVEDA	170,932	196,983
11)	Capital leases	71,077	253,519
	Total	2,634,313	3,457,515
	Less: current portion	(1,054,053)	(1,374,489)
	Long-term portion	$1,580,260	$2,083,026

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2014	$1,054,053
2015	289,916
2016	253,578
2017	262,002
2018& Thereafter	774,764
Total	$2,634,313

7. Common Stock

The Company is authorized to issue a total of 210,000,000 of shares of stock, of which 200,000,000 shares are designated Common Stock and 10,000,000 shares are designated Preferred Stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

7. Common Stock (continued)

Common Stock issues are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
July 13, 2001 (date of inception)	-	$-	$-	$-	$-	$-	$-
Stock issuance in 2001	2,010,000	.001	.188	-	376,875	2,010	374,865
Stock issuance in 2001	300,000	.001	.167	50,000	-	300	49,700
Stock issuance in 2001	20,000	.001	.500	10,000	-	20	9,980
Stock issuance in 2002	500,000	.001	.200	100,000	-	500	99,500
Stock issuance in 2002	550,000	.001	.500	275,000	-	550	274,450
Stock issuance in 2003	40,000	.001	.500	-	20,000	40	19,960
Stock issuance in 2003	550,000	.001	.500	275,000	-	550	274,450
Stock issuance in 2004	550,000	.001	.500	275,000	-	550	274,450
Stock issuance in 2005	1,034,000	.001	.500	517,000	-	1,034	515,966
Debt issuance cost in 2005	82,500	.001	.800	-	66,000	83	65,917
Stock issuance in 2006	66,000	.001	.500	33,000	-	66	32,934
Stock issuance in 2006	1,125,000	.001	.800	900,000	-	1,125	898,875

Stock issuance in 2006	2,000,000	.001	1.00	2,000,000	-	2,000	1,998,000
Stock issuance in 2007	31,250	.001	.800	25,000	-	31	24,969
Stock warrants exercised in 2007	25,000	.001	.01	250	-	25	225
Debt converted for stock in 2007	169,322	.001	.800	135,458	-	169	135,288
Stock issuance in 2007	1,996,750	.001	1.25	2,495,938	-	1,997	2,493,941
Stock issuance in 2008	25,000	.001	1.25	31,250	-	25	31,225
Stock issuance in 2008	4,167	.001	1.50	-	6,251	4	6,247
Stock warrants exercised in 2008	2,111,671	.001	1.50	3,167,507	-	2,112	3,165,395
Stock issuance in 2009	20,004	.001	1.50	-	30,006	20	29,986
Debt converted for stock in 2009	45,042	.001	1.50	67,562	-	45	67,517
Stock warrants exercised in 2009	1,823,334	.001	1.50	2,735,000	-	1,823	2,733,177
Stock issuance in 2010	20,004	.001	1.50	-	30,006	20	29,986
Stock warrants exercised in 2010	3,553,334	.001	1.50	5,330,000	-	3,553	5,326,448
Stock issuance in 2011	1,187,000	.0001	1.50	1,780,500	-	(16,668)	1,797,168
Debt converted for stock in 2011	6,842,120	.0001	1.50	10,263,180	-	684	10,262,496
Stock issuance in 2011	380,000	.0001	2.00	760,000	-	38	759,962
Stock options exercised in 2012	100,000	.0001	1.25	125,000	-	10	124,990
Stock options exercised in 2012	140,003	.0001	1.50	210,005	-	14	209,991
Stock options exercised in 2012	8,750	.0001	2.00	17,500	-	1	17,499
Stock warrants exercised in 2012	26,625	.0001	2.00	53,250	-	3	53,247
Issuance of stock in 2012 (2)	2,000,000	.0001	0.50	1,000,000	-	200	999,800
Issuance of stock in 2012 (2)	2,417,500	.0001	2.00	4,835,000	-	242	4,834,758
Issuance of stock in 2012 (3)	124,871			-	-	12	(12)
Total December 31, 2012	31,879,247			$37,467,400	$529,138	$3,188	$37,993,350

(1)	Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2)	Issuance includes stock warrants.
(3)	Refer to Note 8 for details relating to shares issued as compensation to placement agent.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

7. Common Stock (continued)

Common Stock issues during 2013 are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
December 31, 2012 Balance	31,879,247	$.0001	Various	$37,467,400	$529,138	$3,188	$37,993,350
Issuance of stock (2)	21,164,846	.0001	0.50	10,582,423	-	2,116	10,580,307
Issuance of stock (3)	575,000	.0001	0.50	-	287,500	57	287,443
Issuance of stock (3)	6,247	.0001	2.00	-	12,494	1	12,493
Issuance of stock (4)	527,500	.0001	Various	-	-	53	(53)
Issuance of stock (5)	11,289,895	.0001	0.50	5,644,948	-	1,130	5,643,818
Total December 31, 2013	65,442,735			$53,694,771	$829,132	$6,545	$54,517,358

(1)	Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2)	Of the shares issued, 10,897,946 shares contained an anti-dilution provision expiring five years from date of issuance, 10,218,900 shares contained an anti-dilution provision that expired on 12/31/2013, and 48,000 shares did not contain an anti-dilution provision.
(3)	Shares issued for services performed.
(4)	Shares issued under anti-dilution provision.
(5)	Shares issued upon the conversion of convertible debentures. Of the total shares issued, 4,626,696 shares contained an anti-dilution provision expiring five years from date of issuance while 6,663,199 shares did not contain an anti-dilution provision.

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

The types of awards permitted under the Plan include qualified incentive stock options (ISO) and non-qualified stock options (NQO), and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

9. Stock Options and Stock-based Compensation (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	4,046,750	$1.40	4.21
Granted	188,000	$1.89
Exercised	225,000	$1.42
Cancelled or expired	145,000	$1.50
Outstanding at December 31, 2012	3,864,750	$1.42	4.00
Granted	1,768,000	$0.55
Exercised	-	-
Cancelled or expired	550,000	$1.47
Outstanding at December 31, 2013	5,082,750	$1.11	7.02

Exercisable at December 31, 2012	2,992,417	$1.39	3.59
Exercisable at December 31, 2013	4,005,583	$1.20	6.52

The following table summarizes information about stock options at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			108,875
$0.55	1,693,000			935,833
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,386,000			2,134,875
$2.00	214,750			196,000
$0.50 - $2.00	5,082,750	6.52	$1.11	4,005,583	$1.20

At December 31, 2013, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.50 as of December 31, 2013. During the year ended December 31, 2013, no shares were exercised, whereas 225,000 options were exercised during the year ended December 31, 2012.

The following table summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2013:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2011	1,527,896	$0.437
Granted	69,583	$0.561
Forfeited	145,000	$0.425
Vested	580,146	$0.467
Nonvested at December 31, 2012	872,333	$0.441
Granted	807,292	$0.219
Forfeited	550,000	$0.675
Vested	52,458	$0.894
Nonvested at December 31, 2013	1,077,167	$0.467

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

9. Stock Options and Stock-based Compensation (continued)

The fair value of non-vested options to be recognized in future periods is $374,413, which is expected to be recognized over a weighted average period of 2 years. The total fair value of options vested during the twelve months ended December 31, 2013 was $477,353.

Stock-based compensation expense is as follows:

	Year ended
	December 31, 2013	December 31, 2012
Selling, general, and administrative expense	$783,171	$268,618
Research and development expense	89,796	77,044
Total stock-based compensation expense	$872,967	$345,662

The weighted average grant-date fair value of options granted during the year ended December 31, 2013 was $0.219 and for the year ended December 31, 2012 was $0.554 per option.

The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended
	December 31, 2013	December 31, 2012
Risk-free interest rate	1.56%	1.15%
Volatility factor	73.56%	24.28-73.56%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

Prior to becoming a public company, the Company used an index to calculate the expected volatility component of the fair value model. Subsequent to becoming a public company and due to a lack of trading history, the Company utilizes a peer group to estimate its expected volatility assumptions used in the Black-Scholes option-pricing model. The Company completed an analysis and identified four similar companies considering their industry, stage of life cycle, size, and financial leverage.

The Company based its estimate of expected stock price volatility on weekly price observations of the peer group companies identified by the Company. Given the Company’s limited history with stock options, the Company’s expected term is based on average of the contractual term and the vesting period of the options (the SAB 110 “Simplified” method).

10. Stock Warrants

From 2008 through 2012, the Company issued warrants mostly in connection with common stock issuances. The warrants are exercisable for one or five years from date of issuance. The warrant allows the holder to purchase shares of common stock. The exercise price is $0.50 to $2.25 per share.

During 2013, the Company issued warrants mostly in connection with common stock issuances. The warrants are exercisable one or five years from date of issuance. The warrant allows the holder to purchase shares of common stock, and contains anti-dilution provisions that adjust the exercise price if certain equity instruments are issued (subject to certain exceptions) at a value below the then-existing exercise price of the warrants. The anti-dilutive provisions have an expiration term of either December 31, 2013 or one or five years from date of issuance. 7,592,400 warrants contained anti-dilutive provisions that expired on December 31, 2013. The exercise price is $0.50 to $1.10 per share.

In November 2009, the Company issued stock warrants to four board members in exchange for personal guarantees on a bank line of credit (See Note 3, Bank Line of Credit). The warrants are exercisable for five years from date of issuance. The warrant allows the four holders to purchase an additional 375,000 shares of common stock. The exercise price is $2.00 per share.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

10. Stock Warrants (continued)

In March 2012, the Company issued stock warrants in connection with the issuance of a Convertible Debenture to the West Virginia Jobs Investment Trust Board (see Note 6, Long-term Debt). The warrant is exercisable for five years from date of issuance. The warrant allows the holder to purchase 72,500 shares of common stock. The exercise price is $2.25 per share.

In April 2012, the Company issued stock warrants in connection with the issuance of a Convertible Debenture to the West Virginia Jobs Investment Trust Board (see Note 6, Long-term Debt). The warrant is exercisable for five years from date of issuance. The warrant allows the holder to purchase 88,889 shares of common stock. The exercise price is $2.25 per share.

In March and April 2013, the Company issued stock warrants to a placement agent as commission in connection with the sale of common stock pursuant to two private placement offerings. The warrants are exercisable for five years from date of issuance, and contain anti-dilution provisions that adjust the exercise price if certain equity instruments are issued (subject to certain exceptions) at a value below the then-existing exercise price of the warrants. The warrant allows the holder to purchase 387,720 shares of common stock. The exercise price is $1.10 to $2.20 per share.

In March 2013, the Company issued stock warrants in connection with the Reimbursement Agreement with Steve Antoline, a director of the Company (see Note 5, Obligation Related to the Letter of Credit.) The warrants are exercisable for five years from date of issuance. The warrant allows the holder to purchase 1,100,000 shares of common stock. The exercise price is $1.10 per share. The fair value of these warrants was estimated to be $138,763, which was recorded as a discount to the $600,000, and has been accreted based on the repayment of the obligation. Accretion expense of $83,559 was recognized in 2013.

In August 2013, the Company also issued stock warrants in connection with the Note and Warrant Purchase Agreement with Summit Resources, Inc., which is an affiliate of Steve Antoline (see Note 4, Loans Payable to Stockholders.) The warrants are exercisable for five years from date of issuance. The warrant allows the holder to purchase 1,000,000 shares of common stock. The exercise price is $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. No accretion expense was recognized in 2013.

In July, September, and October 2013, the Company issued stock warrants in connection with Bridge Notes. The warrants are exercisable for five years from date of issuance. The warrants allow the holders to purchase 1,495,875 shares of common stock. The exercise price is $1.10 per share.

In July 2013, the Company issued stock warrants in connection with the conversion of related party debt. The warrants are exercisable for five years from date of issuance, and contain anti-dilution provisions that adjust the exercise price if certain equity instruments are issued (subject to certain exceptions) at a value below the then-existing exercise price of the warrants. These anti-dilutive provisions expired on December 31, 2013. The warrants allow the holders to purchase 4,997,400 shares of common stock. The exercise price is $1.10 per share. As a result of the issuance of these warrants, the Company estimated the fair value of the warrants and recognized $724,623 of debt conversion expense. (See Note 4, Related Party Debt)

As of December 31, 2013, warrants to purchase 52,705,614 shares of common stock were outstanding and exercisable. The Company recognized a total of $284,187 in interest expense and $1,230,012 in placement agent services as a result of granting and accruing for 12,283,818 warrants earned during 2013.

11. Treasury Stock

Treasury stock is accounted for using the par value method and is constructively cancelled when received.

12. Income Taxes

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

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2023 for both federal and state purposes. The net operating tax loss carryforward totals approximately $50,000,000 and $41,500,000 at December 31, 2013 and December 31, 2012, respectively.

We have recorded a full valuation allowance of $20,458,000 and $16,765,500 as of December 31, 2013 and 2012, respectively, due to uncertainties related to our ability to utilize the Company’s deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.

	December 31, 2013	December 31, 2012
Current deferred income tax asset:
Tax net operating loss carry forward	$19,522,559	$16,170,277
Tax-deferred stock option expense	935,666	595,209
Research and development expense	-	-
Total current deferred income tax asset	20,458,225	16,765,486
Valuation Allowance	(20,458,225)	(16,765,486)
Net deferred income tax asset	$-	$-

In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, realization of these deferred tax assets for which the valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting the Company’s financial position.

13. Lease Commitments

The Company leases its USA facilities under operating leases beginning a) February 2005 and extended through December 2012 with a month-to-month to lease subsequent to the lease term period and b) April 2012 through March 2017. Additionally, the Company leases its Europe facility on a three-year lease beginning January 2012 through January 2015. The Company also has three equipment operating leases with terms of three to five years.

Future minimum rental payments are as follows for the year ending December 31, 2013:

Year ending	Future minimum rental payments
2014	$281,159
2015	$173,654
2016	$167,628
2017	$41,907
2018 & Thereafter	$-

Rent expense totals $435,863 for the twelve months ended December 2013 and $413,401 for 2012.

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

15. Commitments and Contingencies

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on our financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of December 31, 2013.

Warranty Costs

The Company provides for a one year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. During the year ended December 31, 2013, the Company recorded accrued warranty expense of $81,250. The Company did not accrue warranty expense for the year ended December 31, 2012.

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

15. Commitments and Contingencies (continued)

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

AGREEMENT WITH JOHNS HOPKINS UNIVERSITY (JHU)

In June 2009, the Company entered into an Exclusive License Agreement with Johns Hopkins University for technology developed in the laboratory of Jennifer Van Eyk, Ph.D., Professor of Medicine, Division of Cardiology, Biological Chemistry and Biomedical Engineering. The technology field is albumin-bound protein complexes and their use in the diagnosis of cardiovascular disease. Under the terms of the license agreement, the Company has the exclusive, worldwide, rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the JHU subject technology. As of December 31, 2013, the Company accrued approximately $66,000 to JHU. On February 28, 2014, the Company informed JHU of its intent to terminate the agreement.

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

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. As of December 31, 2013, the Company accrued approximately $32,600 to GWU for royalties.

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

15. Commitments and Contingencies (continued)

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

Joint Pharmaceutical Development Agreement

AGREEMENT WITH LABORATOIRE MAYOLY SPINDLER

In May 2009, the Company, and its wholly-owned subsidiary, Proteabio Europe SAS, entered into a Joint Research and Development Agreement with Laboratories Mayoly Spindler SAS (Mayoly), a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under terms of the agreement, Protea receives the exclusive marketing rights for the therapeutic in the territory of North America; will be responsible for paying 40% of the development expenses (with Mayoly funding the remaining 60%); will pay royalties on net sales of the biopharmaceutical, and a milestone payment of 1m Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also receives a sublicense to certain patents owned by Mayoly and licensed from the government of France. As of December 31, 2013 and December 31, 2012, the Company owed approximately $37,000 and $36,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet. (See Note 16, Subsequent Events)

Engineering and Design Services

During 2013, the Company received all outstanding LAESI units produced by MPR Associates, Inc. The Company has engaged Dynamic Manufacturing LLC, a new contract manufacture to produce ten LAESI units. As of December 31, 2013, the Company had about $560,625 in outstanding commitments with Dynamic Manufacturing LLC. At December 31, 2013, the Company had accrued expenses of approximately $0 owed to MPR and Dynamic.

Capital Expenditures

In December 2013, the Company made a down payment of $112,149 on a mass spectrometer with Thermo Fisher Scientific. The equipment will be built and received in 2014. The Company will finance the remaining purchase price of the equipment under a capital lease structure. As of December 31, 2013, the Company has about $375,000 in outstanding commitments with Thermo. At December 31, 2013, the Company had accrued expenses of approximately $0 owed to Thermo.

16. Evaluation of Subsequent Events

Stock Warrants

Subsequent to the Balance Sheet date, the Company issued stock warrants to a placement agent as commission in connection with the sale of common stock pursuant to a private placement offering. The warrant allows the holders the ability to purchase 3,302,823 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable for five years from date of issuance. The warrant allows the holder to purchase share of common stock, and contains anti-dilution provisions that adjust the exercise price if certain equity instruments are issued (subject to certain exceptions) at a value below the then-existing exercise price of the warrants. The anti-dilutive provisions have an expiration term of either December 31, 2013 or one or five years from date of issuance.

Subsequent to the Balance Sheet date, the Company issued 250,000 stock warrants to Summit Resources, Inc., an affiliate of Steve Antoline, in connection with the repayment of the Addendum to the Warrant Purchase and Reimbursement Agreement. The warrant is exercisable for five years from date of issuance with an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $31,510, which was recorded as a discount to the Addendum balance of $147,860 during 2013, and will be accreted based on the repayment of the obligation. No accretion expense was recognized in 2013.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

16. Evaluation of Subsequent Events (continued)

Common Stock

Subsequent to the Balance Sheet date, the Company issued 25,000 shares of common stock at $0.50 per share for services rendered pursuant to the terms of a Consulting Agreement by and between the Company and the Consultant, dated February 13, 2014. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in that the investor was the sole offeree, had access to all information concerning the Company that was requested and the Company did not engage in any general solicitation.

Advances on the Bank Line of Credit

Subsequent to the Balance Sheet date, the Company advanced $275,000 on the line of credit, which increased the outstanding principal balance to $3,000,000.

Advances from Stockholders

Subsequent to the Balance Sheet date, the Company received advances equal to an aggregate of $605,000 from certain current directors and related parties. No terms of repayment have been specified on the aforementioned advances as of the filing date.

Repayment on the Obligation Related to the Letter of Credit

Subsequent to the Balance Sheet date, the Company made a payment of approximately $156,813 to Steve Antoline. The payment satisfied the Addendum to the Warrant Purchase and Reimbursement Agreement and included both principal and interest. The outstanding balance of the Obligation Related to the Letter of Credit was reduced to $90,835.

DARPA

Subsequent to the Balance Sheet date, the Company became a subcontractor to George Washington University in a multi-year project with the Defense Advanced Research Projects Agency (DARPA) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days of exposure.

Memorandum of Understanding with BioPharma d’Azur, Inc.

On March 27, 2014, Company entered into an Option Agreement by and among, the Company, ProteaBio Europe and BioPharma d’Azur, Inc. (“BioPharma”) pursuant to which BioPhrama was granted a 90 day option (the “Option”) to acquire the business of Protea Europe (the “Acquisition”), including an assignment of the Amended and Restated Joint Research Agreement, by and among the Protea Sub, Protea Europe and Laboratoires Mayloy Spindler SAS, dated March 22, 2010, in exchange for a non-refundable fee equal to $300,000 (the “Option Fee”) payable by BioPharma to the Company. The exercise of the Option will be conditioned upon the BioPharma providing evidence that it has raised gross proceeds from an equity financing of at least an additional $300,000 (the “First Funding Amount”), exclusive of the Option Fee. The terms of the Option Agreement will provide that the First Funding Amount will be delivered to the Company upon the execution and signing of a definitive agreement with respect to the Acquisition. In addition, it is currently contemplated that upon the consummation of the Acquisition, BioPharma will issue to the Company the number of shares of preferred stock of BioPharma (the “Preferred Shares”) that shall be convertible into no less than 33% of the issued and outstanding common stock of BioPharma following the Acquisition. The Preferred Shares will be subject to certain anti-dilution protection and vote together with the common stock of BioPharma on all matters.

The Option Agreement will terminate upon the earlier of (i) BioPharma providing with written notice of its election to terminate the Option Agreement; (ii) at the election of either party, if the other party has (A) breached any of its representations, warranties or covenants contained herein or (B) failed to perform any of its material obligations hereunder and has not cured such breach or failure within twenty (20) days after written notice by the other party thereof; (iii) the expiration of the option period; or (iv) the execution of a definitive agreement with respect to the Acquisition.

Stock Option Awards

Subsequent to the Balance Sheet date, the Company issued 362,000 to certain employees and directors at an exercise price of $0.55 per share. The options expired after 10 years from issuance.

