Form 10-Q
period 2014-03-31
Protea Biosciences Group, Inc.
filed 2014-05-09
CIK 1335103

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,705,083 shares of common stock, par value $.0001 per share, outstanding as of May 9, 2014.

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

The results for the period ended March 31, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$313,286	$1,086,330
Trade accounts receivable	115,346	216,864
Other receivables	436,871	435,278
Inventory	553,363	465,334
Prepaid expenses	134,622	304,696
Total current assets	1,553,488	2,508,502
Property and equipment, net	3,324,753	2,886,176
Other noncurrent assets	23,231	23,249
Total Assets	$4,901,472	$5,417,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities on short and long-term debt	$1,221,218	$1,054,053
Accounts payable	1,671,512	759,021
Bank line of credit	3,000,000	2,725,000
Loans payable to stockholders, net of discount	1,070,883	465,883
Obligation related to the letter of credit, net of discount	69,827	151,981
Other payables and accrued expenses	862,500	1,069,167
Total current liabilities	7,895,940	6,225,105
Option fee	300,000	-

Long-term debt - net of current portion	1,754,296	1,580,260
Derivative Liabilities	557,665	623,587
Noncurrent Liabilities	2,311,961	2,203,847
Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 200,000,000 shares authorized; 65,467,735 and 65,442,735 shares issued and outstanding at March 31, 2014 and December 31, 2013)	6,547	6,545
Additional paid in capital	55,487,576	55,351,613
Deficit accumulated during development stage	(61,124,486)	(58,392,348)
Accumulated other comprehensive income (loss)	23,934	23,165
Total Stockholders' Equity (Deficit)	(5,606,429)	(3,011,025)
Total Liabilities and Stockholders' Equity	$4,901,472	$5,417,927

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Comprehensive Loss (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Period from July 13, 2001 (date
	2014	2013	of inception) to March 31, 2014

Gross revenue	$468,100	$481,615	$5,184,447

Selling, general, administrative expenses	(2,353,441)	(2,047,633)	(33,836,855)
Research and development expense	(721,953)	(863,603)	(29,256,678)
Loss from operations	(2,607,294)	(2,429,621)	(57,909,086)

Other income (expense):
Interest and exchange income (expense)	165	(2,178)	56,212
Interest expense	(166,163)	(158,255)	(2,942,776)
Debt conversion cost	-	-	(724,623)
Gain on debt settlement	-	-	13,834
Loss on asset disposal	(24,768)	(15,773)	(63,955)
Derivative income	65,922	-	445,908
Total other income (expense)	(124,844)	(176,206)	(3,215,400)

Loss before income taxes	(2,732,138)	(2,605,827)	(61,124,486)
Income taxes	-	-	-

Net loss	(2,732,138)	(2,605,827)	(61,124,486)
Foreign currency translation adjustment	769	(11,520)	23,934
Total comprehensive loss	$(2,731,369)	$(2,617,347)	$(61,100,552)

Net loss per share - basic and diluted	$(0.04)	$(0.08)	$(4.19)
Weighted average number of shares outstanding - basic and diluted	65,455,791	34,517,601	14,569,103

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

				Deficit	Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Development Stage	Income (Loss)	(Deficit)
December 31, 2013	65,442,735	$6,545	$55,351,613	$(58,392,348)	$23,165	$(3,011,025)

Issuance costs of $12,500		-	(12,500)	-	-	(12,500)
Issuance of stock for services	25,000	2	12,498	-	-	12,500
Stock-based compensation expense	-	-	117,989	-	-	117,989
Stock warrants issued for services	-	-	17,976	-	-	17,976
Net loss	-	-	-	(2,732,138)	-	(2,732,138)
Foreign currency translation adjustment	-	-	-	-	769	769
March 31, 2014	65,467,735	$6,547	$55,487,576	$(61,124,486)	$23,934	$(5,606,429)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,	Period from July 13, 2001 (date
	2014	2013	of inception) to March 31, 2014
Cash flows from operating activities:
Net loss	$(2,732,138)	$(2,605,827)	$(61,124,486)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	206,046	204,752	5,449,428
Non-cash compensation	117,989	76,657	2,517,133
Issuance of common stock and warrants for services	30,476	25,000	905,292
Issuance of common stock for accrued interest	-	-	833,432
Accretion of convertible debenture discount	65,706	5,608	396,386
Debt conversion costs associated with inducement	-	-	724,623
Loss on disposal of fixed assets	24,768	16,100	63,955
Bad debt expense	2,000	-	36,032
(Income) Expense from change in value of derivative	(65,922)	-	(445,908)
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	99,518	(276,192)	(151,378)
Prepaid expenses	170,074	(20,475)	(134,622)
Other receivables	(1,575)	(3,163)	26,224
Inventory	(88,029)	304,473	(553,363)
Increase (decrease)
Trade accounts payable	657,438	(1,029,659)	1,058,150
Other payables and accrued expenses	(206,665)	440,526	862,501
Option fee	300,000	-	300,000
Net cash used in operating activities	(1,420,314)	(2,862,200)	(49,236,601)

Cash flows from investing activities:
Purchase of and deposits on equipment	(51,935)	(9,500)	(5,022,308)
Proceeds from sale of equipment	-	-	48,450
Net cash used in investing activities	(51,935)	(9,500)	(4,973,858)

Cash flows from financing activities:
Net advances on bank line of credit	275,000	-	3,000,000
Proceeds from sale of common stock, net	(12,500)	2,144,526	35,108,347
Proceeds from short and long-term debt	-	-	13,624,500
Proceeds from shareholder debt	605,000	225,000	5,003,216
Repayment of long-term debt	(21,204)	(24,832)	(2,322,700)
Proceeds from Obligation related to the Letter of Credit	-	600,000	600,000
Repayment of Obligation related to the Letter of Credit	(147,860)	-	(509,165)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	698,436	2,944,694	54,499,811

Effect of exchange rate changes on cash	769	(11,520)	23,934

Net increase (decrease) in cash	(773,044)	61,474	313,286
Cash, beginning of period	1,086,330	27,604	-

Cash, end of period	$313,286	$89,078	$313,286

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$64,630	$45,714	$1,691,031

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$617,457	$-	$3,886,181
Debt converted to company stock	$-	$-	$15,273,658

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

The consolidated balance sheet presented as of December 31, 2013, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2013 year-end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The loss from operations since inception had an accumulated deficit at March 31, 2014 of approximately $58 million and at December 31, 2013 of approximately $55 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies and to develop new products and services based upon its proprietary protein recovery and identification technologies.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, they have no committed sources of funding and are not assured that additional funding will be available to them. These factors raise substantial doubt about the Company’s ability to continue as a going-concern.

2.	Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s 10-K for the year ended December 31, 2013.

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

We account for shipping and handling costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition – Principal Agent Considerations”, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Shipping and handling costs charged to customers are recorded in the period the related product sales revenue is recognized.

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

The Company has revenue from four major components: molecular information services, LAESI instrument platform, research products, and grants and other collaboration revenues. Revenue by component was as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Molecular Information Services	$170,570	$70,730
LAESI Instrument Platform	178,000	296,694
Research Products	95,342	114,191
Grants and Other Collaborations	24,188	-
Gross Revenue	$468,100	$481,615

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at:

	March 31, 2014	December 31, 2013
French government R&D credit	$399,971	$400,379
French payroll taxes receivable	36,900	34,899
Other receivables – current	$436,871	$435,278

Deposits	$23,231	$23,249
Other receivables – noncurrent	$23,231	$23,249

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	March 31, 2014	December 31, 2013
Accrued expenses	$411,688	$653,047
Accrued interest	75,738	39,911
Accrued warranties	97,500	81,250
Accrued payroll and benefits	275,374	286,979
Unearned revenue	2,200	7,980
Other payables and accrued expenses	$862,500	$1,069,167

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that are embedded derivatives associated with capital raises and common stock purchase warrants. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

The Company has entered into certain financial instruments and contracts such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities, at fair value at the issuance date. Subsequent changes in fair value are recorded through the statement of operations.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

The Company’s derivative liabilities are related to common stock issuances, detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and common stock, or warrants issued to placement agents for financial instrument issuances. We estimate fair values of the warrants that contain anti-dilution or “Down Round Protections” utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engaged an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

As discussed above, financial liabilities are considered Level 3 when their fair values are determined using pricing models or similar techniques and at least one significant model assumption or input is unobservable.  For the Company, the Level 3 financial liability is the derivative liability related to the common stock and warrants that include “Down Round Protection” and they were valued using the “Monte Carlo Simulation” technique.  This technique, while the majority of inputs are Level 2, necessarily incorporates a Capital Raise Assumption which is unobservable and, therefore, a Level 3 input.  A range of key quantitative assumptions related to the common stock and warrants that include “Down Round Protection” are as follows:

	March 31, 2014
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	<1 – 4.75	0.93%	80.23%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$464,506	-	-	$464,506
Derivative liabilities – warrants	93,159	-	-	93,159
Total	$557,665	-	-	$557,665

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$558,799	-	-	$558,799
Derivative liabilities – warrants	64,788	-	-	64,788
Total	$623,587	-	-	$623,587

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2014
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Balance at January 1, 2014	$558,799	$64,788	$623,587
Issuance of warrants	-	-	-
Unrealized (gain) loss on derivative liabilities	(94,293)	28,371	(65,922)
Recognition of derivative liabilities	-	-	-
Balance at March 31, 2014	$464,506	$93,159	$557,665

	Year Ended December 31, 2013
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance at January 1, 2013	$-	$-	$-
Issuance of warrants	-	45,685	45,685
Unrealized (gain) loss on derivative liabilities	(257,846)	(122,140)	(379,986)
Recognition of derivative liabilities	816,645	141,243	957,888
Balance at December 31, 2013	$558,799	$64,788	$623,587

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 60,826,000 and 56,711,000 at March 31, 2014 and December 31, 2013, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

None

3.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

Inventory:	March 31, 2014	December 31, 2013
Finished goods	$217,667	$360,607
Work in progress	335,696	104,727
Total Inventory	$553,363	$465,334

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

4.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	3 years
Software	3 years

Property and equipment consists of the following at:

	March 31, 2014	December 31, 2013
Lab equipment	$7,222,196	$6,620,662
Computer equipment	600,318	563,976
Office equipment and vehicle	248,490	248,490
Leasehold improvements	477,682	477,682
	8,548,686	7,910,810
Accumulated depreciation	(5,223,933)	(5,024,634)
Property and equipment, net	$3,324,753	$2,886,176

For the three months ended March 31, 2014, depreciation expense was $206,046 compared to $204,752 for the three months ended March 31, 2013.

5.	Bank Line of Credit

The Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At March 31, 2014, the balance was $3,000,000 compared to $2,725,000 at December 31, 2013 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

6.	Loans Payable to Stockholders

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit, an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) bearing simple interest at a rate of 10% per annum, in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. No accretion expense was recognized during the three months ended March 31, 2014 or in 2013. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument shall be used to repay the principal amounts due under the Summit Note.

On March 5, 2014, the Company received advances equal to an aggregate of $30,000 from Stanley Hostler, a director of the Company. No terms of repayment have been specified on the aforementioned advances as of the filing date.

On March 17, 2014, the Company received an advance equal to $175,000 from El Coronado Holdings, Inc. (“El Coronado”). Josiah Austin is the managing member of El Coronado and a director of the Company. On April 2, 2014, in exchange for the advance, the Company entered into a Note Purchase Agreement, and issued a convertible one-year promissory note to El Coronado, in the aggregate principal amount of $175,000 to accrue simple interest at the rate of 10% per annum. Each $100,000 of outstanding principal and accrued unpaid interest underlying the note is automatically convertible into units consisting of 181,818 shares of common stock and warrants to purchase 109,091 shares of common stock at an exercise price of $0.80 per share or such alternate conversion rate as shall be consistent with the terms of a subsequent financing of the Company of at least $2 million in gross proceeds. (See Note 18, Subsequent Events.)

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.	Loans Payable to Stockholders (continued)

On March 26, 2014 and April 10, 2014, the Company received an advance equal to $400,000 and $200,000 respectively from Summit Resources, Inc. (“Summit”). On April 2 and April 11, 2014, in exchange for advances, the Company entered into a Note and Warrant Purchase Agreement and issued (a) one-year promissory notes to Summit in an aggregate principal amount of up to $600,000 to accrue simple interest at the rate of 10% per annum and (b) five-year warrants to purchase up to 600,000 shares of common stock at an exercise price of $0.80 per share. (See Note 18, Subsequent Events.)

7.	Obligation Related to the Letter of Credit

On March 6, 2013, the Company entered into a Warrant Purchase and Reimbursement Agreement, (the “Reimbursement Agreement”) with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit, dated February 25, 2013 (the "Letter of Credit") for the benefit of MPR Associates, Inc. ("MPR") for the purpose of guaranteeing an amount equal to $600,000 (the “Purchase Order Amount”) due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (a) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him on behalf of the Company pursuant to the Letter of Credit, up to the Purchase Order Amount and (b) a five-year warrant to purchase up to 1,100,000 shares of common stock, issued to an affiliate of Mr. Antoline. The fair value of these warrants was estimated to be $138,763, which was recorded as a discount to the Reimbursement Agreement balance of $600,000, and has been accreted based on the repayment of the obligation. Accretion expense of $34,196 was recognized during the three months ended March 31, 2014 while $83,559 was recognized in 2013. During the first quarter of 2013, MPR drew $600,000 against the Letter of Credit.

On June 14, 2013, the Company received $147,860 as payment for one of the LAESI instruments. The Company and Mr. Antoline entered into an Addendum to the Reimbursement Agreement whereby the Company could use the funds for up to 80 days or until September 1, 2013. The Addendum was further amended to extend the maturity date until December 31, 2013. For the period the funds were used by the Company, the balance accrued simple interest of 10% per annum. In addition, the Company will also issue a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.10 per share upon the repayment of the funds. The fair value of these warrants was estimated to be $31,510, which was recorded as a discount to the Addendum balance of $147,860. During the three months ended March 31, 2014, the Addendum was paid in full and $31,510 of accretion expense was recognized. No accretion expense was recognized in 2013. As of March 31, 2014, $90,835 was due in connection with the terms of the Reimbursement Agreement compared to $238,695 as of December 31, 2013. Subsequent to March 31, 2014, the Reimbursement Agreement was paid in full.

8.	Long-term Debt

1)	Note Payable to the West Virginia Development Office (“WVDO”)

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the WVDO. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment costing $1,057,167. As of March 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVDO approved a deferral of principal and interest until June 30, 2014.

2)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of March 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until May 31, 2014.

3)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of March 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until June 30, 2014.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Long-term Debt (continued)

4)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248. As of March 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until May 31, 2014.

5)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249. As of March 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until June 30, 2014.

6)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the WVJITB. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note has an adjustable conversion price, initially $2.00 per share, and includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants). On December 13, 2013, the Company and the WVJITB entered into a Loan Modification Agreement whereby the maturity date changed from September 14, 2013 to $100,000 due on March 15, 2014 and the remaining $190,000 due on June 15, 2014. The WVJITB and the Company signed two addendums to the note extending the maturity date and deferring interest and principal payments until June 15, 2014. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the WVJITB. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). The WVJITB and the Company have signed several addendums to the note extending the maturity date and reducing the price of converting into common shares to $0.50 per share. The WVJITB further extended the maturity date until November 29, 2013, with a $100,000 principal payment due on or before November 15, 2013. The Company repaid the $100,000 as agreed, which reduced the principal outstanding balance to $300,000. The WVJITB and the Company signed three addendums to the note extending the maturity date and deferring interest and principal payments until June 15, 2014. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

8)	Convertible Promissory Note Payable to the West Virginia High Technology Consortium Foundation (“WVHTCF”)

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note is secured by 50% of equipment costing $447,320. As of March 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia High Technology Consortium Foundation approved a deferral of principal and interest until May 31, 2014.

9)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the WVEDA. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320. As of March 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until May 31, 2014.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Long-term Debt (continued)

10)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of March 31, 2014, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 2.9% to 8.0%. The leases require 36 monthly payments and begin to expire in April 2014 through May 2017. These leases are secured by equipment with an aggregate cost of $930,120. As of March 31, 2014, the Company was in arrears on three capital leases. Subsequent to March 31, 2014, one capital lease was paid in full. This lease was secured by equipment costing $95,527.

Total debts outstanding are as follows:

		March 31, 2014	December 31, 2013
1)	Note Payable to the WVDO	$123,744	$123,744
2)	Note Payable to the WVEDA	147,306	147,306
3)	Note Payable to the WVIJDC	145,078	145,078
4)	Note Payable to the WVEDA	639,085	639,085
5)	Note Payable to the WVIJDC	651,913	651,913
6)	Note Payable to the WVJITB	290,000	290,000
7)	Note Payable to the WVJITB	300,000	300,000
8)	Note Payable to the WVHTCF	95,178	95,178
9)	Note Payable to the WVEDA	170,932	170,932
10)	Capital leases	412,278	71,077
	Total	2,975,514	2,634,313
	Less: current portion	(1,221,218)	(1,054,053)
	Long-term portion	$1,754,296	$1,580,260

Future required minimum principal repayments over the next five years are as follows:

Year Ending December 31:	Future Required Minimum Principal Repayments
2014	$1,104,334
2015	390,360
2016	360,217
2017	345,839
2018 & Thereafter	774,764
Total	$2,975,514

9.	Common Stock

The Company is authorized to issue a total of 210,000,000 shares of stock, of which 200,000,000 shares are designated common stock and 10,000,000 shares designated preferred stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of common stock do not have cumulative voting rights. The members of the Board of Directors are elected by the affirmative vote of the holders of a majority of the Company’s outstanding common stock. Common stock issued are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2013	65,442,735	$.0001	Various	$53,694,771	$829,132	$6,545	$54,517,358
Issuance of stock (2)	25,000	.0001	$0.50	-	12,500	2	12,498
Balance at March 31, 2014	65,467,735			$53,694,771	$841,632	$6,547	$54,529,856

(1) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

(2) Shares issued for services performed and did not contain an anti-dilution provision

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

11.	Stock Options and Stock-based Compensation

In 2002, the Board adopted the 2002 Equity Incentive Plan (the “2002 Plan”) that governed equity awards to employees, directors and consultants of the Company. Under the Plan, 450,000 shares of common stock were reserved for issuance. From 2006 through 2012, the 2002 Plan was amended several times to increase the total number of shares authorized under the 2002 Plan to 4,150,000 shares. During the first quarter 2013, the Board adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and together with the 2002 Plan (the “Plans”) governs the equity awards to employees, directors and consultants of the Company. Under the 2013 Plan, an additional 5,000,000 shares of common stock has been reserved for issuance. On June 18, 2013, the 2013 Plan was approved by holders of a majority of the issued and outstanding shares of common stock of the Company.

The types of awards permitted under the Plans include qualified incentive stock options (ISO), non-qualified stock options (NQO), and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	5,082,750	$1.11	7.02
Granted	1,304,500	$0.55
Exercised	-	-
Cancelled or expired	(87,500)	$1.50
Outstanding at March 31, 2014	6,299,750	$1.05	6.95

Exercisable at December 31, 2013	4,005,583	$1.20	6.52
Exercisable at March 31, 2014	4,400,207	$1.15	6.35

The following table summarizes information about stock options at March 31, 2014:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			115,063
$0.55	2,997,500			1,274,582
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,298,500			2,175,187
$2.00	214,750			205,375
$0.50 - $2.00	6,299,750	6.95	$1.05	4,400,207	$1.15

At March 31, 2014 and December 31, 2013, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.50 as of March 31, 2014 and December 31, 2013. In 2014 and 2013, no options were exercised.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

11.	Stock Options and Stock-based Compensation (continued)

The following table summarizes the activity of the Company’s stock options that have not vested:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2013	1,077,167	$0.467
Granted	1,122,751	$0.205
Forfeited	(87,500)	$1.027
Vested	(212,875)	$0.566
Nonvested at March 31, 2014	1,899,543	$0.203

The fair value of non-vested options to be recognized in future periods is $296,831, which is expected to be recognized over a weighted average period of 2 years. The total fair value of options vested during the three months ended March 31, 2014 was $117,989 compared to $76,657 for the three months ended March 31, 2013.

Stock-based compensation expense is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Selling, general, and administrative expense	$111,286	$70,754
Research and development expense	6,703	5,903
Total stock-based compensation expense	$117,989	$76,657

The weighted average grant-date fair value of options granted during the three months ended March 31, 2014 was $0.205 and for the three months ended March 31, 2013 was $0.112 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted average risk-free interest rate	2.35%	0.14%
Volatility factor	73.56%	24 - 73%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

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

12.	Stock Warrants

From 2008 through 2014, the Company has issued warrants to purchase shares of common stock. The warrants are exercisable for five years from date of issuance and are exercisable at exercise prices that range from $0.50 to $2.25 per share.

During 2013, the Company issued warrants mostly in connection with common stock issuances. The warrants are exercisable one or five years from date of issuance. The exercise price is $0.50 to $1.10 per share. The warrant allows the holder to purchase shares of common stock, and contains anti-dilution provisions that adjust the exercise price if certain equity instruments are issued (subject to certain exceptions) at a value below the then-existing exercise price of the warrants. The anti-dilutive provisions have an expiration term of either one or five years from date of issuance. The anti-dilutive provision on 7,592,400 warrants expired on December 31, 2013.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

12. Stock Warrants (continued)

As of March 31, 2014, warrants to purchase 56,425,937 shares of common stock were outstanding and exercisable. The Company recognized a total of $65,706 in interest expense and $17,976 in consulting services during the three months ended March 31, 2014 and $537,137 in placement agent services as of December 31, 2013 as a result of issuing 3,720,323 warrants earned in 2014.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	52,705,614	$1.30	2.58
Granted	3,720,323	$0.77	4.84
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2014	56,425,937	$1.28	2.69

The following table summarizes information about stock warrants at March 31, 2014:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50	15,524,642
$0.75	11,065,144
$1.10	18,721,850
$1.12	263,750
$2.00	9,455,842
$2.20	98,320
$2.25	1,296,389
$0.50 - $2.00	56,425,937	2.69	$1.28

13.	Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns. The Company has evaluated its income tax positions in accordance with FASB ASC 740. There were no changes to unrecognized tax benefits during 2013. The tax years 2009 through 2012 remain open to review by various taxing authorities.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

13.	Income Taxes (continued)

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

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforwards total approximately $51,500,000 and $50,000,000 at March 31, 2014 and December 31, 2013, respectively.

14.	Lease Commitments

The Company leases its USA facilities under operating leases beginning a) April 2012 through March 2017 and b) a month-to-month lease. Additionally, the Company leases its Europe facility on a three-year lease beginning January 2012 through January 2015. The Company also has three equipment operating leases with terms of three to five years.

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2014	$183,943
2015	$167,628
2016	$167,628
2017	$41,907

Rent expense totals $94,828 for the three month period ended March 31, 2014, compared to $109,498 for the three month period ended March 31, 2013.

15.	Retirement Plan

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

16.	Commitments and Contingencies

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

16.	Commitments and Contingencies (continued)

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of March 31, 2014.

Warranty Costs

The Company provides for a one year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. As of March 31, 2014, the Company recorded accrued warranty expense of $97,500 compared to $81,250 as of December 31, 2013.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

16.	Commitments and Contingencies (continued)

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. As of March 31, 2014, the Company accrued approximately $45,800 to GWU for royalties compared to $32,600 as of December 31, 2013.

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

In January 2014, the Company became a subcontractor to George Washington University in a multi-year project with the Defense Advanced Research Projects Agency (DARPA) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days of exposure.

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

ACREEMENT WITH OMICS2IMAGE

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund 60,000 Euros related to the COAST Project. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system.

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

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

16.	Commitments and Contingencies (continued)

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, a contract manufacturer to produce ten LAESI units. As of March 31, 2014, the Company had received three LAESI units from Dynamic. As of March 31, 2014, the Company had about $371,438 in outstanding commitments with Dynamic as well as approximately $198,000 in payables due to Dynamic.

The Company has approximately $117,000 in outstanding commitments with Bridger Photonics for lasers related to the LAESI technology. At March 31, 2014, the Company owed approximately $8,000 in payables due to Bridger.

17.	Option Fee

Option Agreement with BioPharma d’Azur, Inc.

On March 27, 2014, the Company entered into an Option Agreement by and among, the Company, ProteaBio Europe and BioPharma d’Azur, Inc. (“BioPharma”) pursuant to which BioPharma was granted a 90 day option (the “Option”) to acquire the business of Protea Europe (the “Acquisition”), including an assignment of the Amended and Restated Joint Research Agreement, by and among the Protea Sub, Protea Europe and Laboratoires Mayloy Spindler SAS, dated March 22, 2010, in exchange for a non-refundable fee equal to $300,000 (the “Option Fee”) payable by BioPharma to the Company. The exercise of the Option and the consummation of the acquisition will be conditioned upon BioPharma providing evidence that it has raised gross proceeds from an equity financing of at least an additional $300,000 (the “First Funding Amount”), exclusive of the Option Fee. If the option is not exercised, the Company will issue shares of common stock to BioPharma with an aggregate value of $300,000 determined by dividing the Option Fee by the greater of $0.55 or the 20 day volume weighted average price of the Company’s common stock as reported by Bloomberg L.P. The terms of the Option Agreement provide that the First Funding Amount will be delivered to the Company upon the execution and signing of a definitive agreement with respect to the Acquisition. In addition, upon the consummation of the Acquisition, BioPharma will issue to the Company the number of shares of preferred stock of BioPharma (the “Preferred Shares”) that shall be convertible into no less than 33% of the issued and outstanding common stock of BioPharma following the Acquisition. The Preferred Shares will be subject to certain anti-dilution protection and vote together with the common stock of BioPharma on all matters.

The Option Agreement will terminate upon the earlier of (i) BioPharma providing written notice of its election to terminate the Option Agreement; (ii) at the election of either party, if the other party has (A) breached any of its representations, warranties or covenants contained therein or (B) failed to perform any of its material obligations thereunder and has not cured such breach or failure within twenty (20) days after written notice by the other party thereof; (iii) the expiration of the option period; or (iv) the execution of a definitive agreement with respect to the Acquisition.

18.	Evaluation of Subsequent Events

Common Stock

Subsequent to the Balance Sheet date, the Company issued 87,348 shares of common stock to their attorneys for services rendered.

Additionally, the Company issued 150,000 shares of common stock to a consultant for services rendered.

Stock Warrants

Subsequent to March 31, 2014, the Company issued warrants to purchase 600,000 shares of common stock to Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, in connection with the April 2, 2014 and April 11, 2014 Promissory Notes. The warrants are exercisable at an exercise price of $0.80 per share for a five year term.

Additionally, the Company issued warrants to purchase 187,500 shares of common stock to a consultant for services rendered. The warrants are exercisable at an exercise price of $1.10 per share for a five year term.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

18.	Evaluation of Subsequent Events (continued)

Stock Options

Subsequent to March 31, 2014, the Company granted options to purchase an aggregate of 1,042,500 shares of common stock to various employees in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.55 per share.

Advances from Stockholders

Subsequent to March 31, 2014, the Company received advances equal to an aggregate of $20,000 from certain current directors and related parties. No terms of repayment have been specified on the aforementioned advances as of the filing date.

On April 2, 2014, the Board approved an offering of up to $900,000 consisting of (a) one year promissory notes in an aggregate principal amount equal to the amount to be borrowed and disbursed by certain related parties with interest to accrue at a rate of 10% per annum; and (b) five year warrants to purchase up to 900,000 shares of common stock at an exercise price of $0.80 per share. As of the date of this filing, the Company has issued notes in an aggregate principal amount of $650,000 and warrants to purchase up to 650,000 shares of common stock to related parties.

Issuance of Convertible Debentures

In addition, on April 2, 2014, the Board also approved an offering of up to $300,000 in convertible one year promissory notes. Each $100,000 of outstanding principal and accrued unpaid interest underlying the note is automatically convertible upon the final closing of a subsequent financing of at least $2 million in gross proceeds into units consisting of 181,818 shares of common stock and warrants to purchase up to 109,091 shares of common stock at an exercise price of $0.80 per share or such alternate conversion rate as shall be consistent with the terms of a subsequent financing. On April 22, 2014, the Board approved an increase in the total offering amount of convertible notes issuable to $1,100,000. As of the filing date, the Company has issued an aggregate of $426,000 in convertible notes.

Repayment on the Obligation Related to the Letter of Credit

Subsequent to March 31, 2014, the Company made a payment of approximately $90,835 to Steve Antoline. The payment satisfied the Obligation Related to the Letter of Credit.

Repayment on Loans Payable to Stockholders

Subsequent to March 31, 2014, the Company made a payment of approximately $59,165 to Steve Antoline on the August 6, 2013 promissory note. The payment reduced the outstanding balance to $540,835.

Promissory Note

Subsequent to March 31, 2014, the Company issued a 3-month promissory note of $100,000 to BioPharma d’Azur, Inc. The note bears interest at 6% per annum.

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

In addition, the Company offers an expanding line of research products that are used in bioanalytical mass spectrometry, including a family of proprietary reagents. These include Progenta™ surfactants, that can rapidly remove proteins out of biological samples and into liquid phase, preparing them for analysis by mass spectrometry; single use products, including pipette tips and 96 well plates, that employ a novel chemistry technique, known as monolith chemistry, which enables recovery of proteins from solutions, as well as removal of salts, thereby improving the quality of analysis of the proteins by mass spectrometry; and, an extensive line of protein mass spectrometry standards, which provide defined and characterized proteins representing different protein structures and classes in order to improve the reproducibility of a researcher’s bioanalytical mass spectrometry results.

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

The Company provides LAESI mass spectrometry imaging (“LAESI-MSI”) services with the unique capabilities of our proprietary LAESI technology platform, which can directly image and display the presence of specific biomolecules in cell and tissue samples, without sample preparation. The LAESI platform technology is highly disruptive for biological investigation of tissues and living cell cultures and bacterial colonies. LAESI-MSI provides new information based on direct analysis, without the need for labeling, radioisotopes, or complex sample preparation protocols. Datasets are automatically generated, and are available in minutes, depending on the complexity of the analysis.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We earned revenue of $468,100 and $481,615 for the three month period ended March 31, 2014 and March 31, 2013, respectively, a decrease of $13,515, or approximately 3%. During the first quarter 2014, the Company sold one LAESI unit compared to two units in 2013. This was offset by increased service revenues during the first quarter 2014 plus initiation of grant revenues in 2014.

Selling, general and administrative expenses totaled $2,353,441 for the three months ended March 31, 2014 compared to $2,047,633 for the three months ended March 31, 2013, an increase of $305,808 or approximately 15%. The increase in selling, general and administrative expenses relates largely to increased salary and personnel costs associated with hiring new staff as well as additional services rendered by outside vendors and consultants in 2014 which was partially offset by lower cost of goods sold year over year.

Research and development expense totaled $721,953 for the three months ended March 31, 2014, compared to research and development expense of $863,603 for the three months ended March 31, 2013, a decrease of $141,650 or approximately 16%. Research and development expenses primarily include costs associated with the development of the LAESI technology. Research and development expenses have decreased as the Company has transitioned from development to production of the first generation LAESI technology.

Loss from operations totaled $2,607,294 for the three months ended March 31, 2014, compared to a loss from operations of $2,429,621 for the three months ended March 31, 2013, an increase of $177,673 or approximately 7%.

During the three months ended March 31, 2014, we had other expense of $124,844 as compared to other expenses for the three months ended March 31, 2013 of $176,206, a decrease of $51,362 or approximately 29%. Other expenses declined as a result of derivative income recognized in 2014, but not 2013.

After foreign currency translation adjustments of $769 and ($11,520), respectively, we had a total comprehensive loss of $2,731,369, or ($0.04) per share, for the three months ended March 31, 2014 as compared to a total comprehensive loss of 2,617,347, or ($0.08) per share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We have a credit facility of $3,000,000 with United Bank, Inc. with a balance of $3,000,000 outstanding as of March 31, 2014. Interest is payable monthly and the loan is due on demand. During the first quarter of 2014, the Company received $605,000 from related parties.

We will continue to require substantial funds to advance the research and development of our core technologies, to continue to develop new products and services based upon our proprietary molecular information technologies. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly, developing corporate development partnerships to advance our drug and molecular information technology development activities for sharing the costs of development and commercialization.  We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, there are no assurances that we will be able to secure additional funding. These factors raise substantial doubt about our ability to continue as a going-concern.

As of March 31, 2014, we had total current assets equal to $1,553,488, comprised of $313,286 in cash and cash equivalents, $115,346 in trade accounts receivable, $436,871 in other receivables, $553,363 in inventory and $134,622 in prepaid expenses. This compares with total current assets of $2,508,502 at December 31, 2013 comprised of $1,086,330 in cash and cash equivalents, $216,864 in trade accounts receivable, $435,278 in other receivables, $465,334 in inventory and $304,696 in prepaid expenses.  The Company's total current liabilities as of March 31, 2014 were equal to $7,895,940, comprised of $1,221,218 in current maturities on long term debt, $1,671,512 in trade accounts payable, $3,000,000 in connection with the United Bank, Inc. line of credit, $1,070,883 in loans payable to shareholders, net of discount, $69,827 in the obligation related to the Letter of Credit, net of discount and $862,500 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2013 were equal to $6,225,105, comprised of $1,054,053 in current maturities on long term debt, $759,021 in trade accounts payable, $2,725,000 in connection with the United Bank line of credit, $465,883 in loans payable to shareholders, net of discount, $151,981 in Obligations related to the Letter of Credit, net of discount and $1,069,167 in other payables and accrued expenses.

Our working capital deficit at March 31, 2014 was $6,342,452 as compared to a working capital deficit of $3,716,603 at December 31, 2013.  The increase in working capital deficit was $2,625,849 from December 31, 2013 to March 31, 2014.

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2014 decreased $1,441,886, or 50% from $2,862,200 for the three month period ended March 31, 2013 to $1,420,314. Net cash used in operating activities during the three month period ended March 31, 2014 was primarily the result of a net loss of $2,732,138. Net loss was adjusted for non-cash items such as depreciation and amortization of $206,046, non-cash compensation of $117,989, issuance of stock for services of $30,476, accretion of convertible debenture discount of $65,706, loss on disposal of fixed assets of $24,768, bad debt expense of $2,000, and income from change in value of derivative of $65,922. We also had a decrease in trade accounts receivable of $99,518, prepaid expenses of $170,074, other payables and accrued expenses of $206,665. We also had an increase in other receivable of $1,575, inventory of $88,029, trade accounts payable of $657,438 and commitments and contingencies of $300,000.

Investing Activities

Net cash used in investing activities during the three month period ended March 31, 2014 was $51,935, which was for equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the three month period ended March 31, 2013 was $9,500 and was also used for equipment purchases.

Financing Activities

Cash provided by financing activities during the three month period ended March 31, 2014 was $698,436, which was the result of net proceeds of ($12,500) from the sale of our common stock and proceeds of $605,000 from advances recorded as related party debt. This was offset by $21,204 used in the repayment of long-term debt and $147,860 used in the repayment of the obligation related to the letter of credit. Cash provided by financing activities during the three month period ended March 31, 2013 was $2,944,694, which was the result of net proceeds of $2,144,526 from the sale of our common stock, proceeds of $225,000 from the issuance of related party debt, and proceeds of $600,000 from the issuance of the obligation related to the letter of credit. This was offset by $24,832 used in the repayment of long-term debt.

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

As of March 31, 2014, we had deferred revenues of $2,200 related to one service customer. As of December 31, 2013, we had deferred revenues of $7,980 related to four service customers.

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

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 60,826,000 and 56,711,000 at March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Remediation

Our management team took immediate action to remediate the material weaknesses disclosed above, including:

•	Engaging an independent valuation firm to assist in valuing our derivative liabilities.
•	Management will incorporate other resources in addition to its SEC legal counsel when evaluating the accounting implications of issuing future equity and derivative instruments
•	Providing additional enhanced local and centralized oversight between accounting and investor relations activities.
•	Providing increased training on our internal controls and procedures, including these remedial measures, to our personnel.
•	Invested in a web-based accounting research solution, which provides access to research, analysis, discussion, financial interpretation and regulations drawing on various governing bodies, such as the SEC, FASB, IASB, etc.

While certain aspects of these remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2014.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Warrants

During the first quarter of 2014, the Company issued 25,000 shares of common stock at $0.50 per share for services rendered pursuant to the terms of a Consulting Agreement by and between the Company and a consultant, dated February 13, 2014.

On January 28, 2014, the Company issued five year warrants to purchase an aggregate of 3,302,823 shares of common stock to certain designees of a placement agent at an exercise price of $0.75 per share, as commission payable in connection with the purchase of common stock and warrants in the fourth quarter 2013 offering. The warrants include certain anti-dilution provisions that adjust the exercise price if certain equity instruments are issued (subject to certain exceptions) at a value below the then-existing exercise price of the warrants. The anti-dilution provisions have an expiration term five years from warrant issuance date.

On February 11, 2014, the Company issued warrants to purchase 250,000 shares of common stock to Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, in connection with the repayment of the Addendum to the Warrant Purchase and Reimbursement Agreement. The warrant is exercisable for five years from date of issuance at an exercise price of $1.10 per share.

On March 3, 2014, the Company issued warrants to purchase 167,500 shares of common stock in connection with services rendered pursuant to the terms of a Consulting Agreement by and between the Company and a consultant, dated March 3, 2014. The warrants contain an exercise price of $1.10 per share and are exercisable for five years from date of issuance.

Options

During the quarter ended March 31, 2014, the Company granted options to purchase an aggregate of 1,304,500 shares of common stock in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.55 per share.

The securities described above were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Option Agreement with BioPharma d’Azur, Inc.

On March 27, 2014, the Company entered into an Option Agreement by and among, the Company, ProteaBio Europe and BioPharma d’Azur, Inc. (“BioPharma”) pursuant to which BioPharma was granted a 90 day option (the “Option”) to acquire the business of Protea Europe (the “Acquisition”), including an assignment of the Amended and Restated Joint Research Agreement, by and among the Protea Sub, Protea Europe and Laboratoires Mayloy Spindler SAS, dated March 22, 2010, in exchange for a non-refundable fee equal to $300,000 (the “Option Fee”) payable by BioPharma to the Company. The exercise of the Option and the consummation of the acquisition will be conditioned upon BioPharma providing evidence that it has raised gross proceeds from an equity financing of at least an additional $300,000 (the “First Funding Amount”), exclusive of the Option Fee. If the option is not exercised, the Company will issue shares of common stock to BioPharma with an aggregate value of $300,000 determined by dividing the Option Fee by the greater of $0.55 or the 20 day volume weighted average price of the Company’s common stock as reported by Bloomberg L.P. The terms of the Option Agreement provide that the First Funding Amount will be delivered to the Company upon the execution and signing of a definitive agreement with respect to the Acquisition. In addition, upon the consummation of the Acquisition, BioPharma will issue to the Company the number of shares of preferred stock of BioPharma (the “Preferred Shares”) that shall be convertible into no less than 33% of the issued and outstanding common stock of BioPharma following the Acquisition. The Preferred Shares will be subject to certain anti-dilution protection and vote together with the common stock of BioPharma on all matters.

The Option Agreement will terminate upon the earlier of (i) BioPharma providing written notice of its election to terminate the Option Agreement; (ii) at the election of either party, if the other party has (A) breached any of its representations, warranties or covenants contained therein or (B) failed to perform any of its material obligations thereunder and has not cured such breach or failure within twenty (20) days after written notice by the other party thereof; (iii) the expiration of the option period; or (iv) the execution of a definitive agreement with respect to the Acquisition.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
10.1*	Memorandum of Understanding by and between the Company and BioPharma d’Azur, Inc.
10.2*	Option Agreement by and between the Company, Proteabio Europe and BioPharma d’Azur, Inc.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: May 9, 2014	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer

