Form 10-Q
period 2014-06-30
Protea Biosciences Group, Inc.
filed 2014-08-05
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51474

PROTEA BIOSCIENCES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903252
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,263,600 shares of common stock, par value $0.0001 per share, outstanding as of August 5, 2014.

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

The results for the period ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$277,477	$1,086,330
Trade accounts receivable	83,305	216,864
Other receivables	427,827	435,278
Inventory	505,549	465,334
Prepaid expenses	78,647	304,696
Total current assets	1,372,805	2,508,502

Property and equipment, net	3,180,096	2,886,176

Other noncurrent assets	23,096	23,249

Total Assets	$4,575,997	$5,417,927
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities on short and long-term debt	$1,472,957	$1,054,053
Accounts payable	2,622,848	759,021
Bank line of credit	3,000,000	2,725,000
Loans payable to stockholders, net of discount	2,287,978	465,883
Obligation related to the letter of credit, net of discount	-	151,981
Other payables and accrued expenses	790,037	1,069,167
Total current liabilities	10,173,820	6,225,105

Contingent Subsidiary Sale	600,000	-

Long-term debt - net of current portion	1,655,536	1,580,260
Derivative Liabilities	600,683	623,587
Noncurrent Liabilities	2,256,219	2,203,847
Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares
authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 200,000,000 shares
authorized; 66,013,600 and 65,442,735 shares issued
and outstanding at June 30, 2014 and December 31, 2013)	6,602	6,545
Additional paid in capital	56,100,550	55,351,613
Deficit accumulated during development stage	(64,570,824)	(58,392,348)
Accumulated other comprehensive income (loss)	9,630	23,165
Total Stockholders' Equity (Deficit)	(8,454,042)	(3,011,025)
Total Liabilities and Stockholders' Equity	$4,575,997	$5,417,927

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Comprehensive Loss (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Period from July 13, 2001(date
	2014	2013	2014	2013	of inception) to June 30, 2014

Gross revenue	$346,561	$277,991	$814,661	$759,606	$5,531,008

Selling, general, administrative expenses	(2,746,090)	(2,023,630)	(5,099,531)	(4,071,263)	(36,582,945)
Research and development expense	(804,030)	(844,532)	(1,525,983)	(1,708,135)	(30,060,708)
Loss from operations	(3,203,559)	(2,590,171)	(5,810,853)	(5,019,792)	(61,112,645)

Other income (expense):
Interest and exchange income (expense)	(133)	8,602	32	6,424	56,079
Interest expense	(206,317)	(174,563)	(372,480)	(332,818)	(3,149,093)
Debt conversion cost	-	-	-	-	(724,623)
Gain on debt settlement	-	-	-	-	13,834
Loss on asset disposal	6,000	-	(18,768)	(15,773)	(57,955)
Derivative income	(42,329)	-	23,593	-	403,579
Total other income (expense)	(242,779)	(165,961)	(367,623)	(342,167)	(3,458,179)

Loss before income taxes	(3,446,338)	(2,756,132)	(6,178,476)	(5,361,959)	(64,570,824)
Income taxes	-	-	-	-	-

Net loss	(3,446,338)	(2,756,132)	(6,178,476)	(5,361,959)	(64,570,824)
Foreign currency translation adjustment	(14,304)	12,210	(13,535)	690	9,630
Total comprehensive loss	$(3,460,642)	$(2,743,922)	$(6,192,011)	$(5,361,269)	$(64,561,194)

Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.14)	$(4.15)
Weighted average number of shares
outstanding - basic and diluted	65,655,378	40,866,191	65,556,136	37,709,434	15,550,598

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

				Deficit	Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Development Stage	Income (Loss)	(Deficit)
December 31, 2013	65,442,735	$6,545	$55,351,613	$(58,392,348)	$23,165	$(3,011,025)

Issuance costs of $12,500		-	(12,500)	-	-	(12,500)
Issuance of stock for services	562,348	56	465,486	-	-	465,542
Stock warrants exercised	8,517	1	(1)			-
Stock-based compensation expense	-	-	179,049	-	-	179,049
Stock warrants issued for services and debt	-	-	116,903	-	-	116,903
Net loss	-	-	-	(6,178,476)	-	(6,178,476)
Foreign currency translation adjustment	-	-	-	-	(13,535)	(13,535)
June 30, 2014	66,013,600	$6,602	$56,100,550	$(64,570,824)	$9,630	$(8,454,042)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Period from July 13, 2001 (date
	2014	2013	of inception) to June 30, 2014
Cash flows from operating activities:
Net loss	$(6,178,476)	$(5,361,959)	$(64,570,824)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	430,771	412,184	5,674,153
Non-cash compensation	179,049	154,340	2,578,193
Issuance of common stock and warrants for services	515,463	100,000	1,390,279
Issuance of common stock for accrued interest	-	-	833,432
Accretion of convertible debenture discount	125,645	11,216	456,325
Debt conversion costs associated with inducement	-	-	724,623
Loss on disposal of fixed assets	18,768	16,009	57,955
Bad debt expense	1,200	-	35,232
(Income) Expense from change in value of derivative	(23,593)	-	(403,579)
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	132,359	(100,718)	(118,537)
Prepaid expenses	226,049	(27,702)	(78,647)
Other receivables	7,604	273,971	35,403
Inventory	(40,215)	297,554	(505,549)
Increase (decrease)
Trade accounts payable	1,596,754	(1,201,726)	1,997,466
Other payables and accrued expenses	(279,128)	362,984	790,038
Net cash used in operating activities	(3,287,750)	(5,063,847)	(51,104,037)

Cash flows from investing activities:
Purchase of and deposits on equipment	(119,983)	(196,061)	(5,090,356)
Proceeds from sale of equipment	6,000	-	54,450
Proceeds from contingent subsidiary sale	600,000	-	600,000
Net cash used in investing activities	486,017	(196,061)	(4,435,906)

Cash flows from financing activities:
Net advances on bank line of credit	275,000	-	3,000,000
Proceeds from sale of common stock, net	(12,500)	4,680,775	35,108,347
Proceeds from short and long-term debt	283,500	-	13,908,000
Proceeds from shareholder debt	2,025,000	775,000	6,423,216
Repayment of long-term debt	(325,890)	(359,469)	(2,627,386)
Proceeds from Obligation related to the Letter of Credit	-	600,000	600,000
Repayment of Obligation related to the Letter of Credit	(238,695)	(156,060)	(600,000)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	2,006,415	5,540,246	55,807,790

Effect of exchange rate changes on cash	(13,535)	690	9,630

Net increase (decrease) in cash	(808,853)	281,028	277,477
Cash, beginning of period	1,086,330	27,604	-

Cash, end of period	$277,477	$308,632	$277,477

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$136,101	$224,967	$1,762,502

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$629,476	$-	$3,898,200
Debt converted to company stock	$-	$-	$15,273,658

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

1.	Description of Company and Nature of Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is a development stage molecular information company incorporated in the state of Delaware on May 24, 2005. “Molecular information” is the identification and characterization of the proteins, metabolites and other biomolecules, which are the products of all living cells and life forms. The Company is applying its technology to the development of next generation “direct molecular imaging” service capabilities that it believes enable more rapid and comprehensive molecular profiling of living cells and biofluids. This provides better molecular information that helps to define normal and disease processes. We believe that our proprietary technology is useful to support medical research and pharmaceutical development. The Company’s technologies enable the direct molecular imaging of the proteins, metabolites and other biomolecules that regulate the biological functions of the human body and all other forms of life. Management believes this is a critical area of research, as pharmaceutical research is in need of direct molecular imaging to improve and accelerate the development of new therapeutics and diagnostic tests.

The consolidated balance sheet presented as of December 31, 2013, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2013 year end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The loss from operations since inception had an accumulated deficit balance at June 30, 2014 of approximately $61 million and at December 31, 2013 of approximately $55 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies and to develop new products and services based upon its proprietary protein recovery and identification technologies.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, they have no committed sources of funding and are not assured that additional funding will be available to them. These factors raise substantial doubt about the Company’s ability to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going-concern.

2.	Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s 10-K for the year ended December 31, 2013.

Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition”. We recognize revenue of products when persuasive evidence of a sale arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred/title has passed, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of its ProteaPlot™ software when bundled with the LAESI platform, which facilitates operating the instrument and storage and display of datasets. The Company also recognizes revenue of standalone sales of ProteaPlot™, which generally consists of additional user licenses.

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

The Company has revenue from four major components: molecular information services, LAESI instrument platform, research products, and grants and other collaboration revenues. Revenue by component was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Molecular Information Services	$59,375	$43,720	$229,945	$114,450
LAESI Instrument Platform	140,500	139,000	318,500	435,694
Research Products	120,361	95,271	215,703	209,462
Grants and Other Collaborations	26,325	-	50,513	-
Gross Revenue	$346,561	$277,991	$814,661	$759,606

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at:

	June 30, 2014	December 31, 2013
French government R&D credit	$396,859	$400,379
French payroll taxes receivable	30,968	34,899
Other receivables – current	$427,827	$435,278

Deposits	$23,096	$23,249
Other receivables – noncurrent	$23,096	$23,249

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	June 30, 2014	December 31, 2013
Accrued expenses	$165,147	$653,047
Accrued interest	150,645	39,911
Accrued warranties	97,500	81,250
Accrued payroll and benefits	370,845	286,979
Unearned revenue	5,900	7,980
Other payables and accrued expenses	$790,037	$1,069,167

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

The Company has entered into certain financial instruments and contracts such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities at fair value at the issuance date. Subsequent changes in fair value are recorded through the Statement of Comprehensive Loss.

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

	June 30, 2014
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	<1 – 4.83	0.88%	78.77%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$528,553	-	-	$528,553
Derivative liabilities – warrants	72,130	-	-	72,130
Total	$600,683	-	-	$600,683

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$558,799	-	-	$558,799
Derivative liabilities – warrants	64,788	-	-	64,788
Total	$623,587	-	-	$623,587

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2014
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Balance at January 1, 2014	$558,799	$64,788	$623,587
Issuance of warrants	-	689	689
Unrealized (gain) loss on derivative liabilities	(30,246)	6,653	(23,593)
Recognition of derivative liabilities	-	-	-
Balance at June 30, 2014	$528,553	$72,130	$600,683

	Year Ended December 31, 2013
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance at January 1, 2013	$-	$-	$-
Issuance of warrants	-	45,685	45,685
Unrealized (gain) loss on derivative liabilities	(257,846)	(122,140)	(379,986)
Recognition of derivative liabilities	816,645	141,243	957,888
Balance at December 31, 2013	$558,799	$64,788	$623,587

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 63,963,000 and 56,711,000 at June 30, 2014 and December 31, 2013, respectively.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers.  The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2016. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued authoritative guidance on stock compensation, which requires performance targets that affect vesting and can be achieved after the requisite service period, to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for fiscal years beginning after December 15, 2015. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

3.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

Inventory:	June 30, 2014	December 31, 2013
Finished goods	$72,360	$360,607
Work in progress	433,189	104,727
Total Inventory	$505,549	$465,334

4.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	3 years
Software	3 years

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

4.	Property and Equipment (continued)

Property and equipment consists of the following at:

	June 30, 2014	December 31, 2013
Lab equipment	$7,283,806	$6,620,662
Computer equipment	600,318	563,976
Office equipment and vehicle	248,490	248,490
Leasehold improvements	477,682	477,682
	8,610,296	7,910,810
Accumulated depreciation	(5,430,200)	(5,024,634)
Property and equipment, net	$3,180,096	$2,886,176

For the three and six months ended June 30, 2014, depreciation expense was $224,455 and $430,528, respectively compared to $207,432 and $412,184 for the three and six months ended June 30, 2013.

5.	Bank Line of Credit

The Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At June 30, 2014, the balance was $3,000,000 compared to $2,725,000 at December 31, 2013 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

6.	Loans Payable to Stockholders

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) bearing simple interest at a rate of 10% per annum, in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument shall be used to repay the principal amounts due under the Summit Note. The Company repaid $174,166 as of June 30, 2014. Accretion expense of $38,931 was recognized during the six months ended June 30, 2014, while no accretion expense was recorded in 2013. The outstanding balance, net of discount, was $330,648 as of June 30, 2014.

From March 26, 2014 through June 30, 2014, the Company received advances equal to an aggregate of $835,000 from Summit. On April 2, 2014, April 11, 2014, and May 30, 2014, in exchange for a portion of the advances received through June 30, 2014, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $650,000 and (b) five-year warrants to purchase up to 650,000 shares of common stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $67,670, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The outstanding balance, net of discount, was $767,330 as of June 30, 2014. Subsequent to June 30, 2014, the Company received an additional advance of $115,000 from Summit. On July 8, 2014, in exchange for the remaining balance of advances equal to an aggregate of $300,000, the Company issued a) one-year promissory notes to Summit in an aggregate principal amount of $300,000 and b) five-year warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.80 per share. (See Note 18, Subsequent Events.)

From March 5, 2014 through June 30, 2014, the Company received advances equal to an aggregate of $95,000 from Stanley Hostler, a director of the Company. No terms of repayment have been specified on the aforementioned advances as of the filing date. In addition, the Company received advances equal to an aggregate of $20,000 from Steve Turner, a director and CEO of the Company. No terms of repayment have been specified on the aforementioned advances as of the filing date.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.	Loans Payable to Stockholders (continued)

From March 13, 2014 through June 30, 2014, the Company received advances equal to an aggregate of $1,075,000 from El Coronado Holdings, LLC, (“El Coronado”), Scott Segal and Leo Harris. Josiah Austin is the managing member of El Coronado and a director of the Company. Scott Segal and Leo Harris are also directors of the Company. On April 2, 2014, the Board approved an offering of up to $300,000 in convertible one year promissory notes. On June 3, 2014, the Board approved an increase in the total offering amount of convertible notes issuable to $2,000,000 (the “Related Party Offering”). In exchange for each advance, the Company entered into a Note Purchase Agreement, and issued a convertible one-year promissory note bearing simple interest at a rate of 10% per annum to the director. Each $100,000 of outstanding principal and accrued unpaid interest underlying the note is automatically convertible into securities of the Company issued in a subsequent financing pursuant to which the Company raises at least $2,000,000 in gross proceeds (“Subsequent Financing”) at a conversion price that shall be equal to the purchase price payable for the securities issued in any such Subsequent Financing.

7.	Obligation Related to the Letter of Credit

On March 6, 2013, the Company entered into a Warrant Purchase and Reimbursement Agreement, (the “Reimbursement Agreement”) with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit, dated February 25, 2013 (the "Letter of Credit") for the benefit of MPR Associates, Inc. ("MPR") for the purpose of guaranteeing an amount equal to $600,000 (the “Purchase Order Amount”) due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (a) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him on behalf of the Company pursuant to the Letter of Credit, up to the Purchase Order Amount and (b) a five-year warrant to purchase up to 1,100,000 shares of common stock, issued to an affiliate of Mr. Antoline. The fair value of these warrants was estimated to be $138,763, which was recorded as a discount to the Reimbursement Agreement balance of $600,000, and has been accreted based on the repayment of the obligation. Accretion expense of $55,204 was recognized during the six months ended June 30, 2014 while $83,559 was recognized in 2013. During the first quarter of 2013, MPR drew $600,000 against the Letter of Credit. On April 4, 2014, the Company repaid $90,835 to Mr. Antoline and the Letter of Credit was paid in full.

8.	Long-term Debt

1)	Note Payable to the West Virginia Development Office (“WVDO”)

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the WVDO. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment costing $1,057,167. As of June 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVDO approved a deferral of principal and interest until August 29, 2014.

2)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of June 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until August 31, 2014.

3)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of June 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until August 29, 2014.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Long-term Debt (continued)

4)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248. As of June 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until August 31 2014.

5)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249. As of June 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until August 29, 2014.

6)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the WVJITB. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note has an adjustable conversion price, initially $2.00 per share, and includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants). On December 13, 2013, the Company and the WVJITB entered into a Loan Modification Agreement whereby the maturity date changed from September 14, 2013 to $100,000 due on March 15, 2014 and the remaining $190,000 due on June 15, 2014. The WVJITB and the Company signed three addendums to the note extending the maturity date and deferring interest and principal payments until August 29, 2014. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the WVJITB. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). The WVJITB and the Company have signed several addendums to the note extending the maturity date and reducing the price of converting into common shares to $0.50 per share. The WVJITB further extended the maturity date until November 29, 2013, with a $100,000 principal payment due on or before November 15, 2013. The Company repaid the $100,000 as agreed, which reduced the principal outstanding balance to $300,000. The WVJITB and the Company signed four addendums to the note extending the maturity date and deferring interest and principal payments until August 29, 2014. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

8)	Convertible Promissory Note Payable to the West Virginia High Technology Consortium Foundation (“WVHTCF”)

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note is secured by 50% of equipment costing $447,320. As of June 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia High Technology Consortium Foundation approved a deferral of principal and interest until August 29, 2014.

9)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the WVEDA. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320. As of June 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until August 31, 2014.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Long-term Debt (continued)

10)	Convertible Debentures

In addition to the related party convertible promissory notes, the Company also issued an aggregate of $183,500 under the Related Party Offering (see Note 6, Loans Payable to Stockholders.) In exchange for each advance, the Company entered into a Note Purchase Agreement, and issued a convertible one-year promissory note to the stockholders, in the aggregate principal amount of $183,500 to accrue simple interest at the rate of 10% per annum.

11)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of June 30, 2014, the Company had three capital lease obligations outstanding with imputed interest rates ranging from 6.0% to 7.74%. The leases require 36 monthly payments and begin to expire in April 2014 through May 2017. These leases are secured by equipment with an aggregate cost of $834,593. As of June 30, 2014, the Company was in arrears on two capital leases.

12)	Other Short Term Promissory Notes

On April 24, 2014, the Company issued a 3-month promissory note of $100,000 to BioPharma d’Azur, Inc. (the “Buyer”). The note bears interest at 6% per annum. On June 13, 2014, the note was cancelled by the Buyer pursuant to the contingent sale of Protea Europe to the Buyer and reduced from cash consideration paid to the Company. (See Note 17, Contingent Subsidiary Sale.)

Total debts outstanding are as follows:

	June 30, 2014	December 31, 2013
1) Note Payable to the WVDO	$123,744	$123,744
2) Note Payable to the WVEDA	147,306	147,306
3) Note Payable to the WVIJDC	145,078	145,078
4) Note Payable to the WVEDA	639,085	639,085
5) Note Payable to the WVIJDC	651,913	651,913
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVHTCF	95,178	95,178
9) Note Payable to the WVEDA	170,932	170,932
10) Convertible Debentures	183,500	-
11) Capital leases	381,757	71,077
Total	3,128,493	2,634,313
Less: current portion	(1,472,957)	(1,054,053)
Long-term portion	$1,655,536	$1,580,260

Future required minimum principal repayments over the next five years are as follows:

Year Ending December 31:	Future Required Minimum Principal Repayments
2014	$1,257,313
2015	390,360
2016	360,217
2017	345,839
2018 & Thereafter	774,764
Total	$3,128,493

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.	Common Stock

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

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of common stock do not have cumulative voting rights. The members of the Board of Directors are elected by the affirmative vote of the holders of a majority of the Company’s outstanding common stock. Common stock issued are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2013	65,442,735	$.0001	Various	$53,694,771	$829,132	$6,545	$54,517,358
Issuance of stock (2)	562,348	.0001	Various	-	465,542	56	465,486
Stock warrants exercised (3)	8,517	.0001	$1.77	-	-	1	(1)
Balance at June 30, 2014	66,013,600			$53,694,771	$1,294,674	$6,602	$54,982,843

(1)	Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

(2)	Shares issued for services performed and did not contain an anti-dilution provision

(3)	Shares issued under cashless stock warrant exercise and did not contain an anti-dilution provision

10.	Preferred Stock

The Company is authorized to issue preferred stock, par value $0.0001 per share, in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board may, from time to time, determine. No shares of the Preferred Stock have been issued.

11.	Stock Options and Stock-based Compensation

In 2002, the Board adopted the 2002 Equity Incentive Plan (the “2002 Plan”) that governed equity awards to employees, directors and consultants of the Company. Under the 2002 Plan, 450,000 shares of common stock were reserved for issuance. From 2006 through 2012, the 2002 Plan was amended several times to increase the total number of shares authorized under the 2002 Plan to 4,150,000 shares. During the first quarter 2013, the Board adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and together with the 2002 Plan (the “Plans”) governs the equity awards to employees, directors and consultants of the Company. Under the 2013 Plan, an additional 5,000,000 shares of common stock has been reserved for issuance. On June 18, 2013, the 2013 Plan was approved by holders of a majority of the issued and outstanding shares of common stock of the Company.

The types of awards permitted under the Plans include qualified incentive stock options (ISO), non-qualified stock options (NQO), and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	5,082,750	$1.11	7.02
Granted	2,347,000	$0.55
Exercised	-	-
Cancelled or expired	(207,500)	$1.50
Outstanding at June 30, 2014	7,222,250	$0.92	7.51

Exercisable at December 31, 2013	4,005,583	$1.20	6.52
Exercisable at June 30, 2014	4,433,956	$1.14	6.30

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

11.	Stock Options and Stock-based Compensation (continued)

The following table summarizes information about stock options at June 30, 2014:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			121,250
$0.55	4,040,000			1,369,956
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,178,500			2,098,000
$2.00	214,750			214,750
$0.50 - $2.00	7,222,250	7.51	$0.92	4,433,956	$1.14

At June 30, 2014 and December 31, 2013, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.50 as of June 30, 2014 and December 31, 2013. In 2014 and 2013, no options were exercised.

The following table summarizes the activity of the Company’s stock options that have not vested:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2013	1,077,167	$0.467
Granted	2,129,127	$0.206
Forfeited	(81,250)	$1.026
Vested	(336,750)	$0.513
Nonvested at June 30, 2014	2,788,294	$0.375

The fair value of non-vested options to be recognized in future periods is $612,213, which is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options vested during the six months ended June 30, 2014 was $179,049 compared to $154,340 for the six months ended June 30, 2013. Stock-based compensation expense is as follows:

	Six Months Ended
	June 30, 2014	June 30, 2013
Selling, general, and administrative expense	$163,541	$142,532
Research and development expense	15,508	11,808
Total stock-based compensation expense	$179,049	$154,340

The weighted average grant-date fair value of options granted during the six months ended June 30, 2014 was $0.206 and for the six months ended June 30, 2013 was $0.112 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30, 2014	June 30, 2013
Weighted average risk-free interest rate	1.91%	0.15%
Volatility factor	69.96%	24 - 73%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

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

From 2008 through 2014, the Company issued warrants to purchase shares of common stock. The warrants are exercisable for five years from date of issuance and are exercisable at exercise prices that range from $0.50 to $2.25 per share.

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

As of June 30, 2014, warrants to purchase 57,240,937 shares of common stock were outstanding and exercisable. The Company recognized a total of $125,645 in interest expense and $49,921 in consulting services during the six months ended June 30, 2014 and $537,137 in placement agent services as of December 31, 2013 as a result of issuing an aggregate of 3,720,323 warrants earned in 2014.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	52,705,614	$1.30	2.58
Granted	4,557,823	$0.79	4.63
Exercised	(22,500)	-
Cancelled or expired	-	-
Outstanding at June 30, 2014	57,240,937	$1.27	2.77

The following table summarizes information about stock warrants at June 30, 2014:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50	15,524,642
$0.75	11,065,144
$0.80	650,000
$1.10	18,886,850
$1.12	263,750
$2.00	9,455,842
$2.20	98,320
$2.25	1,296,389
$0.50 - $2.00	57,240,937	2.77	$1.27

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

13.	Income Taxes

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

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforwards total approximately $54,800,000 and $50,000,000 at June 30, 2014 and December 31, 2013, respectively.

14.	Lease Commitments

The Company leases its USA facilities under operating leases beginning a) April 2012 through March 2017 and b) a month-to-month lease. Additionally, the Company leases its Europe facility on a three-year lease beginning January 2012 through January 2015. The Company also has three equipment operating leases with terms of three to five years.

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2014 (payment in arrears)	$156,931
2014	$83,816
2015	$167,628
2016	$167,628
2017	$41,907

Rent expense totals $94,220 for the three months ended and $189,048 for the six months ended June 30, 2014, compared to $108,036 for the three months ended and $217,534 for the six months ended June 30, 2013.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

15.	Retirement Plan

The Company provides a 401(k) Profit Sharing Plan (“401(k) Plan”) for elective deferrals whereby participants can defer up to 85% of their wages not to exceed a maximum dollar amount determined by the Federal Government each year. The Company, at its discretion, can make matching contributions to the 401(k) Plan. The Company may also make qualified non-elective contributions to participants who are not highly compensated employees. All employees meeting age and hours of service requirements are eligible to participate in the 401(k) Plan immediately upon hire. Participants become vested in employer contributions on a graduated scale with full vesting after five years. No company contributions have yet been made.

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of June 30, 2014.

Warranty Costs

The Company provides for a one year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. As of June 30, 2014, the Company recorded accrued warranty expense of $97,500 compared to $81,250 as of December 31, 2013.

Stock Options

The Company has an agreement with one board member for payment of services by stock options. The board member is to receive a stock option for 4,000 shares per month (awarded annually) with an exercise price equal to the current market price. The agreement is cancellable with 90 days’ notice. This agreement terminated on March 31, 2014.

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

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. As of June 30, 2014, the Company accrued approximately $54,795 to GWU for royalties compared to $32,600 as of December 31, 2013.

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

AGREEMENT WITH OMICS2IMAGE

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund 60,000 Euros or $82,000 related to the COAST Project over the next twelve month period. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system.

Joint Pharmaceutical Development Agreement

In May 2009, the Company, and its wholly-owned subsidiary, Protea Europe, entered into a Joint Research and Development Agreement with Laboratories Mayoly Spindler SAS (Mayoly), a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under the terms of the agreement, Protea received the exclusive marketing rights for the therapeutic in the territory of North America; was responsible for paying (a) 40% of the development expenses (with Mayoly funding the remaining 60%); (b) royalties on net sales of the biopharmaceutical, and (c) a milestone payment of 1m Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also received a sublicense to certain patents owned by Mayoly and licensed from the government of France. As of June 30, 2014 and December 31, 2013, the Company owed approximately $37,000 to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet. On June 13, 2014, the Company agreed to sell 100% of the issued and outstanding equity securities of Protea Europe and all of the Company’s rights and obligations under development agreement were transferred to the Buyer. (See Note 17, Contingent Subsidiary Sale.)

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, a contract manufacturer to produce ten LAESI units. As of June 30, 2014, the Company had received three LAESI units from Dynamic. As of June 30, 2014, the Company had $373,300 in outstanding commitments with Dynamic as well as approximately $269,400 in payables due to Dynamic.

The Company has approximately $113,100 in outstanding commitments with Bridger Photonics for lasers related to the LAESI technology. At June 30, 2014, the Company owed approximately $58,000 in payables due to Bridger.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

17.	Contingent Subsidiary Sale

On June 13, 2014, the Company closed on an agreement for the sale of 100% of the issued and outstanding capital stock of Protea Europe to the Buyer pursuant to the terms of a Stock Purchase and Sale Agreement (the “SPA”), dated as of May 21, 2014. Under the terms of the SPA, the Company received the following consideration:

i.	an aggregate amount of $300,000 (the “Purchase Price”) including $200,000 in cash and $100,000 from the forgiveness of outstanding indebtedness of the Company owed to the Buyer;
ii.	100 shares of Series A Preferred Stock of the Buyer (the “Preferred Stock”) that is convertible into 33% of the issued and outstanding common stock of the Buyer; and
iii.	the right to receive certain other contingent consideration to be paid upon the satisfaction of certain events, including (a) a one-time milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the FDA of a New Drug Application or Biologics License Application for a Business Product; (b) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000 and (c) ten percent (10%) of the Transaction Value received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe.

In connection with the closing, the Company assigned (i) to Protea Europe all of its rights, assets, know-how and intellectual property rights in connection with program PR1101 and those granted under the Joint Research and Development Agreement with Laboratoires Mayoly Spindler SAS dated March 22, 2010 and (ii) to the Buyer all amounts, together with any right of reimbursement, due to the Company in connection with outstanding shareholder loans.

In the event the Buyer has not raised gross proceeds from an equity or equity-linked financing of at least $2 million on or before the date that is 6 months following the Closing Date (“Reversion Date”), all funds raised in such financing through the Reversion Date will revert to the Company and the Preferred Stock issued to the Company will be forfeited (the “Reversion”), and the Company will retain its ownership of Protea Europe. In the event of a Reversion, the Company will issue shares of its common stock to the Buyer equal to the total dollar amount raised by the Buyer through the Reversion Date plus the Purchase Price and the $300,000 option fee paid on March 27, 2014, at a per share price equal to the greater of $0.55 or the 20 day volume weighted average price of the Company’s common stock. The potential transaction is not included in the June 30, 2014 financial statements due to contingency of full consummation. Thijs Spoor, a director of the Company, is also the sole director of the Buyer’s board of directors.

18.	Evaluation of Subsequent Events

Common Stock

Subsequent to June 30, 2014, the Company issued 250,000 shares of common stock to numerous consultants for services rendered.

Stock Options

Subsequent to June 30, 2014, the Company granted options to purchase an aggregate of 57,500 shares of common stock to various employees in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.55 per share.

Issuance of Related Party Promissory Notes and Stock Warrants to Purchase Common Stock

Subsequent to June 30, 2014, the Company issued notes in an aggregate principal amount of $365,000 and warrants to purchase up to 365,000 shares of common stock to Summit, in connection with the July 8, 2014 and August 1, 2014 Promissory Notes.

Advances from Stockholders

Subsequent to June 30, 2014, the Company received advances equal to an aggregate of $75,000 from certain current directors and related parties. No terms of repayment have been specified on the aforementioned advances as of the filing date.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

18.	Evaluation of Subsequent Events (continued)

Issuance of Convertible Debentures and Warrants to Purchase Common Stock

Subsequent to June 30, 2014, the Company issued an additional $202,500 in convertible promissory notes as part of the $2,000,000 offering. (See Note 6, Loans Payable to Stockholders). As of the filing date, the Company has issued an aggregate of $1,461,000 in convertible notes.

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

Overview of Our Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is a development stage molecular information company incorporated in the state of Delaware on May 24, 2005. “Molecular information” refers to the identification and characterization of the proteins, metabolites and other biomolecules, which are the products of all living cells and life forms. The Company is applying its technology to the development of next generation, “direct molecular imaging” technology and service capabilities that it believes enable more rapid and comprehensive molecular profiling of living cells and biofluids, thereby providing better molecular information that helps to define normal and disease processes. We believe that our proprietary technology is useful to support medical research and pharmaceutical development. The Company’s technologies enable the direct molecular imaging of the proteins, metabolites and other biomolecules that regulate the biological functions of the human body and all other forms of life. Management believes this is a critical area of research, as pharmaceutical research is in need of direct molecular imaging to improve and accelerate the development of new therapeutics and diagnostic tests.

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

Our commercial offering is organized as follows:

Molecular Information Technologies

In 2012, Protea completed the development of a novel bioanalytical instrument platform known as “LAESI” (laser ablation electrospray ionization) and commenced commercial availability of the DP-1000 instrument. This technology enables the direct identification of proteins, lipids and metabolites in tissue, cells and biofluids, such as serum and urine, without any sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug. The Company believes that LAESI technology has the potential to significantly improve the availability of molecular information in pharmaceutical research, as well as many other fields, including agriculture, pathology, biomarker discovery, biodefense and forensics.

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

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

For the three months ended June 30, 2014 and June 30, 2013, we earned revenue of $346,561 and $277,991, respectively, an increase of $68,570, or approximately 25%. We earned revenue of $814,661 and $759,606 for the six months ended June 30, 2014 and June 30, 2013, respectively, an increase of $55,055 or approximately 7%. During the first half of 2014, the Company realized service revenues of $229,945 compared to $114,450 for the six months ended June 30, 2013. The Company sold two LAESI units compared to three units in 2013. This decrease was offset by additional service revenue and the initiation of DARPA grant revenues in 2014.

For the three months ended June 30, 2014 and June 30, 2013, selling, general and administrative expenses totaled $2,746,090 and $2,023,630, respectively. This represents an increase of $722,460 or 36% from prior year. Selling, general and administrative expenses totaled $5,099,531 for the six months ended June 30, 2014 compared to $4,071,263 for the six months ended June 30, 2013, an increase of $1,028,268 or approximately 25%. The increase in selling, general and administrative expenses relates largely to increased salary and personnel costs associated with hiring new staff as well as additional services rendered by outside vendors and consultants in 2014 which was partially offset by lower cost of goods sold year over year.

For the three months ended June 30, 2014 and June 30, 2013, research and development expense totaled $804,030 and $844,532, respectively. This represents a decrease of $40,502 or approximately 5%. Research and development expense totaled $1,525,983 for the six months ended June 30, 2014, compared to research and development expense of $1,708,135 for the six months ended June 30, 2013, a decrease of $182,152 or approximately 11%. Research and development expenses primarily include costs associated with the development of the LAESI technology. Research and development expenses have decreased as the Company continues to transition from development to production of its research products and service offerings.

For the three months ended June 30, 2014 and June 30, 2013, loss from operations totaled $3,203,559 and $2,590,171, respectively. This represents an increase of $613,388 or 24% from prior period. Loss from operations totaled $5,810,853 for the six months ended June 30, 2014, compared to a loss from operations of $5,019,792 for the six months ended June 30, 2013, an increase of $791,061 or approximately 16%.

For the three months ended June 30, 2014 and June 30, 2013, other expense was $242,779 and $165,961, respectively. This is an increase of $76,818 or 46% from the prior period. Other expense was $367,623 for the six months ended June 30, 2014 compared to $342,167 for the six months ended June 30, 2013. Other expense increased as a result of interest expense incurred on new debt originated in 2014.

After foreign currency translation adjustments of ($14,304) and $12,210, respectively, total comprehensive loss was $3,460,642, or ($0.05) per share, for the three months ended June 30, 2014 as compared to a total comprehensive loss of $2,743,922, or ($0.07) per share, for the three months ended June 30, 2013. After foreign currency translation adjustments of ($13,535) and $690, respectively, total comprehensive loss was $6,192,011, or ($0.09) per share, for the six months ended June 30, 2014 as compared to a total comprehensive loss of $5,361,269, or ($0.14) per share, for the six months ended June 30, 2013.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We have a credit facility of $3,000,000 with United Bank, Inc. with a balance of $3,000,000 outstanding as of June 30, 2014. Interest is payable monthly and the loan is due on demand. During the first half of 2014, the Company received $2,025,000 from related parties and another $183,500 from other non-related parties.

We will continue to require substantial funds to advance our research products and services. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly, developing corporate development partnerships to advance our molecular information technology development activities for sharing the costs of development and commercialization.  We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, there are no assurances that we will be able to secure additional funding. These factors raise substantial doubt about our ability to continue as a going-concern.

Based on our current spending levels, management estimates that, for the latter six months of 2014, the Company will need approximately $4,500,000 to maintain current operations.

As of June 30, 2014, we had total current assets equal to $1,372,805, comprised of $277,477 in cash and cash equivalents, $83,305 in trade accounts receivable, $427,827 in other receivables, $505,549 in inventory and $78,647 in prepaid expenses. This compares with total current assets of $2,508,502 at December 31, 2013 comprised of $1,086,330 in cash and cash equivalents, $216,864 in trade accounts receivable, $435,278 in other receivables, $465,334 in inventory and $304,696 in prepaid expenses.  The Company's total current liabilities as of June 30, 2014 were equal to $10,173,820, comprised of $1,472,957 in current maturities on long term debt, $2,622,848 in trade accounts payable, $3,000,000 in connection with the United Bank, Inc. line of credit, $2,287,978 in loans payable to stockholders, net of discount, and $790,037 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2013 were equal to $6,225,105, comprised of $1,054,053 in current maturities on long term debt, $759,021 in trade accounts payable, $2,725,000 in connection with the United Bank line of credit, $465,883 in loans payable to stockholders, net of discount, $151,981 in Obligations related to the Letter of Credit, net of discount and $1,069,167 in other payables and accrued expenses.

Our working capital deficit at June 30, 2014 was $8,801,015 as compared to a working capital deficit of $3,716,603 at December 31, 2013.  The increase in working capital deficit was $5,084,412 from December 31, 2013 to June 30, 2014.

Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2014 decreased $1,776,097, or 35% from $5,063,847 for the six month period ended June 30, 2013 to $3,287,750. Net cash used in operating activities during the six month period ended June 30, 2014 was primarily the result of a net loss of $6,178,476. Net loss was adjusted for non-cash items such as depreciation and amortization of $430,771, non-cash compensation of $179,049, issuance of stock for services of $515,463, accretion of convertible debenture discount of $125,645, loss on disposal of fixed assets of $18,768, bad debt expense of $1,200, and income from change in value of derivative of $23,593. We also had a decrease in trade accounts receivable of $132,359, prepaid expenses of $226,049, and other receivables of $7,604 and in other payables and accrued expenses of $279,128. We also had an increase in inventory of $40,215 and trade accounts payable of $1,596,754.

Investing Activities

Net cash provided by investing activities during the six month period ended June 30, 2014 was $486,017, which was the result of proceeds of $600,000 received from the contingent sale of Protea Europe offset by equipment purchases. As the development of the Lipase product was costing the Company over $1m of expense each year, management determined it was in the Company’s interest to focus those resources going forward on their core products and services. The sale includes success fees and royalties to the Company in the future if the product is subsequently approved by the FDA.

In addition, we expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the six month period ended June 30, 2013 was $196,061 and was also used for equipment purchases.

Financing Activities

Cash provided by financing activities during the six month period ended June 30, 2014 was $2,006,415, which was the result of net proceeds of ($12,500) from the sale of our common stock, proceeds of $2,025,000 from advances recorded as related party debt, and proceeds of $283,500 from short term debt. This was offset by $325,890 used in the repayment of long-term debt and $238,695 used in the repayment of the obligation related to the letter of credit. Cash provided by financing activities during the six month period ended June 30, 2013 was $5,540,246, which was the result of net proceeds of $4,680,775 from the sale of our common stock, proceeds of $775,000 from the issuance of related party debt, and proceeds of $600,000 from the issuance of the obligation related to the letter of credit. This was offset by $359,469 used in the repayment of long-term debt and $156,060 used in the repayment of the obligation related to the letter of credit.

Other than as discussed above, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. For further discussion of critical accounting policies, please see Note 2 to our financial statements, which are included in this report in Item 1.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer had concluded that as of June 30, 2014, our disclosure controls and procedures were ineffective due to inadequate controls over information technology. Our management team is taking immediate action and has been actively engaged in the planning for, and implementation of, remediation efforts since material weaknesses were discovered as a result of the loss of key personnel.

As of June 30, 2014, we commenced a search to employ additional resources which we believe will continue to improve and remediate the material weakness in our financial reporting related to information technology. Due to the departure of our Information Technology/Network Administrator earlier in the year, which left insufficient resources in the information technology department, we conclude that the Company’s controls were ineffective in this area.

To date, the Company is addressing the material weakness disclosed above by interviewing third party information technology firms to evaluate and provide recommendations to improve the existing information technology controls and procedures.

In addition, in connection with our annual audit for the year ended December 31, 2013, it came to management’s attention that certain equity and embedded derivative instruments were not properly recorded during 2013. The derivative liability related to common stock issuances, detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and common stock, warrants issued to the placement agents for financial instrument issuances, and the expense associated with certain equity transactions which were not properly recorded due to their complexity.

Our management team took immediate action and remediated this material weakness by engaging an independent valuation firm to assist in valuing our derivative liabilities. In addition, the Company invested in a web-based accounting research solution, which provides access to research, analysis, discussion, financial interpretation and regulations drawing on various governing bodies, such as the SEC, FASB, IASB, etc.

Despite the existence of the material weakness above, we believe that our consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Warrants

During the quarter ended June 30, 2014, the Company issued 537,348 shares of common stock for services rendered by attorneys and two consultants.

During the quarter ended June 30, 2014, the Company issued warrants to purchase 650,000 shares of common stock to Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, in connection with up to an aggregate of $650,000 in promissory notes issued during the quarter. The warrants are exercisable for five years from date of issuance at an exercise price of $0.80 per share.

On April 30, 2014, the Company issued warrants to purchase 187,500 shares of common stock in connection with services rendered pursuant to the terms of a Consulting Agreement by and between the Company and a consultant, dated October 17, 2013. The warrants contain an exercise price of $1.10 per share and are exercisable for five years from date of issuance.

Options

During the quarter ended June 30, 2014, the Company granted options to purchase an aggregate of 1,042,500 shares of common stock in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.55 per share to the Chief Scientific Officer, Vice President, Corporate Finance & Development and various employees. The options expire five years from date of issuance.

Convertible Notes and Warrants

From April 2, 2014 until June 30, 2014, the Company entered into a Note Purchase Agreement, and issued convertible one-year promissory notes (the “Notes”) to eight related parties in the aggregate principal amount of $1,378,500. The Notes are convertible into units (the “Units”) consisting of 181,818 shares of the Company’s common stock and a warrant to purchase 109,091 shares of Common Stock, exercisable at $0.80 per share. Each $100,000 of outstanding principal and accrued unpaid interest underlying the Note is automatically convertible into securities of the Company issued in a subsequent financing pursuant to which the Company raises at least $2,000,000 in gross proceeds (“Subsequent Financing”).

Sale of European Subsidiary

On June 13, 2014 (the “Closing Date”), the Company completed the sale of 100% of the issued and outstanding capital stock of ProteaBio Europe SAS (“Protea Europe”), a wholly-owned subsidiary of Protea Biosciences, Inc., to AzurRx BioPharma, Inc. (the “Buyer”) pursuant to the terms and conditions of a Stock Purchase and Sale Agreement (the “SPA”), dated as of May 21, 2014 (such transaction, the “Sale”). Effective upon the closing of the Sale, Thijs Spoor, a director of the Company, was appointed to serve as a director of the Buyer. The information disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2014 (the “Form 8-K”) in connection with the issuance of shares of the Company’s common stock upon a Reversion (as such term is defined in the Form 8-K) is incorporated herein by reference.

The securities described above were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D or Section 4(a)(2) of the Securities Act of 1933, as amended. In determining that the issuance of the securities qualified for an exemption under Section 4(a)(2) of the Securities Act, the Company relied on the following facts:(i) the recipients were either accredited investors or sophisticated investors as defined in Rule 501 promulgated under the Securities Act who had access to information about the Company that was generally the same as information required to be delivered in a registered offering; and (ii) the Company did not use any form of general solicitation or advertising to offer the securities issued.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Steven O’Loughlin, age 29, is Protea’s Vice President, Corporate Finance & Development effective as of August 4, 2014. He joined Protea in August 2012 as Director of Corporate Development. Prior to joining Protea, he served as Regional Manager for Caliber I.D. (OTCQB:LCDX) (formerly Lucid, Inc.), a cellular imaging and diagnostics company based in Rochester, New York from June 2010 through July 2012.  At Caliber I.D., he was responsible for the commercialization of the company’s FDA 510(K) cleared diagnostic product, the VivaScope 1500®as well as in assisting the company in the development of its corporate finance activities and reimbursement strategy. Mr. O’Loughlin was Assistant Vice President of Healthcare Investment Banking with Forge Financial from September 2009 until June 2010 and Jesup & Lamont from February 2008 until August 2009, where he helped advise public and private life sciences companies on capital raising, merger & acquisition and corporate growth strategies.  Mr. O’Loughlin holds a Bachelor of Science degree in business administration with a concentration in finance from the Ramapo College of New Jersey.

Family Relationships

There are no family relationships between Mr. O’Loughlin and any previous officers or directors of the Company.

Related Party Transactions

Except as disclosed below, since January 1, 2012, there are no related party transactions reportable under Item 5.02 of Form 8-K or Item 404(a) of Regulation S-K.

On May 6, 2013 and April 1, 2014, the Company granted Mr. O’Loughlin 100,000 and 80,000 stock options, respectively. The stock options have an exercise price of $0.55 per share and vest in 25% equal increments over a four year period and expire ten years from the grant date.

Employment Agreements

Mr. O’Loughlin receives a salary of $140,000 per year and will be eligible to receive equity compensation under the Company’s 2013 Equity Incentive Plan, subject to approval by the Company’s Compensation Committee.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).

4.1*	Form of Promissory Note for $1,500,000 Offering.

4.2*	Form of Warrant for $1,500,000 Offering.**

4.3*	Form of Convertible Promissory Note for $2,000,000 Offering.

10.1

Memorandum of Understanding by and between the Company and AzurRx BioPharma, Inc. f/k/a BioPharma d’Azur, Inc. (incorporated by reference from Exhibit10.1 to the registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014).

10.2

Option Agreement by and among the Company, ProteaBio Europe SAS and AzurRx BioPharma, Inc. f/k/a BioPharma d’Azur, Inc. (incorporated by reference from Exhibit10.2 to the registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014) .

10.3*	Stock Purchase and Sale Agreement by and among the Company, Protea Biosciences, Inc., ProteaBio Europe SAS, and AzurRx BioPharma, Inc.**

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith
**	Schedules and exhibits have been omitted pursuant to Section 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any omitted schedules as exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: August 5, 2014	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer

