Form 10-Q
period 2014-09-30
Protea Biosciences Group, Inc.
filed 2014-11-14
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,288,600 shares of common stock, par value $0.0001 per share, outstanding as of November 14, 2014.

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

The results for the period ended September 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	September 30, 2014 (unaudited)	December 31, 2013

ASSETS

Current Assets:
Cash and cash equivalents	$118,277	$1,086,330
Trade accounts receivable, net	264,526	216,864
Other receivables	33,557	435,278
Inventory	262,219	465,334
Prepaid expenses	68,995	304,696
Total current assets	747,574	2,508,502

Property and equipment, net	3,090,349	2,886,176

Other noncurrent assets	21,887	23,249

Total Assets	$3,859,810	$5,417,927

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities on short and long-term debt	$1,780,139	$1,054,053
Accounts payable	2,636,197	759,021
Bank line of credit	3,000,000	2,725,000
Loans payable to stockholders, net of discount	3,383,195	465,883
Derivative Liabilities	2,703,611	623,587
Obligation related to the letter of credit, net of discount	-	151,981
Other payables and accrued expenses	1,101,371	1,069,167
Total current liabilities	14,604,513	6,848,692

Contingent Subsidiary Sale	589,528	-

Long-term debt - net of current portion	1,568,669	1,580,260

Stockholders' Equity (Deficit):
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.0001 par value; 200,000,000 shares authorized; 66,288,600 and 65,442,735 shares issued and outstanding at September 30, 2014 and December 31, 2013)	6,629	6,545
Additional paid in capital	56,333,356	55,351,613
Deficit accumulated during development stage	(69,229,600)	(58,392,348)
Accumulated other comprehensive income (loss)	(13,285)	23,165
Total Stockholders' Equity (Deficit)	(12,902,900)	(3,011,025)

Total Liabilities and Stockholders' Equity (Deficit)	$3,859,810	$5,417,927

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Comprehensive Loss (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Period from July 13, 2001 (date of inception) to September 30,
	2014	2013	2014	2013	2014

Gross revenue	$517,569	$178,475	$1,332,230	$938,080	$6,048,577

Selling, general, administrative expenses	(2,280,876)	(1,943,814)	(7,380,407)	(6,015,077)	(38,863,821)
Research and development expense	(600,162)	(658,880)	(2,126,144)	(2,367,014)	(30,660,869)
Loss from operations	(2,363,469)	(2,424,219)	(8,174,321)	(7,444,011)	(63,476,113)

Other income (expense):
Interest and exchange income (expense)	(624)	573	(593)	6,997	55,454
Interest expense	(191,755)	(131,277)	(564,235)	(464,095)	(3,340,848)
Debt conversion cost	-		-	-	(724,623)
Gain on debt settlement	-	-	-	-	13,834
Loss on asset disposal	-	-	(18,768)	(15,773)	(57,955)
Change in fair market value of derivative instruments	(2,102,928)		(2,079,335)	-	(1,699,349)
Total other income (expense)	(2,295,307)	(130,704)	(2,662,931)	(472,871)	(5,753,487)

Loss before income taxes	(4,658,776)	(2,554,923)	(10,837,252)	(7,916,882)	(69,229,600)
Income taxes	-	-	-	-	-

Net loss	(4,658,776)	(2,554,923)	(10,837,252)	(7,916,882)	(69,229,600)
Foreign currency translation adjustment	(22,915)	5,797	(36,450)	6,487	(13,285)
Total comprehensive loss	$(4,681,691)	$(2,549,126)	$(10,873,702)	$(7,910,395)	$(69,242,885)

Net loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.17)	$(0.19)	$(4.19)
Weighted average number of shares outstanding - basic and diluted	66,228,546	43,952,003	65,782,735	41,122,424	16,516,192

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

				Deficit	Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders'
	Par Value $.0001		Paid in Capital	During	Comprehensive	Equity
	Shares	Amount	Common Stock	Development Stage	Income (Loss)	(Deficit)
December 31, 2013	65,442,735	$6,545	$55,351,613	$(58,392,348)	$23,165	$(3,011,025)

Issuance costs of $105,168	-	-	(105,168)	-	-	(105,168)
Issuance of stock for services	812,348	81	685,460	-	-	685,541
Stock options exercised	25,000	2	19,263	-	-	19,265
Stock warrants exercised	8,517	1	(1)	-	-	-
Stock-based compensation expense	-	-	231,779	-	-	231,779
Stock warrants issued for services and debt	-	-	150,410	-	-	150,410
Net loss	-	-	-	(10,837,252)	-	(10,837,252)
Foreign currency translation adjustment	-	-	-	-	(36,450)	(36,450)
September 30, 2014	66,288,600	$6,629	$56,333,356	$(69,229,600)	$(13,285)	$(12,902,900)

PROTEA BIOSCIENCES GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Period from July 13, 2001 (date of inception) to September 30,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(10,837,252)	$(7,916,882)	$(69,229,600)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	627,094	633,535	5,870,476
Non-cash compensation	237,294	238,495	2,636,438
Issuance of common stock and warrants for services	735,462	100,000	1,610,278
Issuance of common stock for accrued interest	-	228,384	833,432
Accretion of convertible debenture discount	159,118	17,208	489,798
Debt conversion costs associated with inducement	-	-	724,623
Loss on disposal of fixed assets	18,768	15,921	57,955
Bad debt expense	3,200	5,000	37,232
Change in fair market value of derivative instrument	2,079,335	-	1,699,349
Net change in assets and liabilities:
Decrease (increase)
Trade accounts receivable	(50,862)	56,125	(301,758)
Prepaid expenses	123,552	(74,328)	(181,144)
Other receivables	403,084	280,870	430,883
Inventory	203,115	313,782	(262,219)
Increase (decrease)
Trade accounts payable	1,784,246	(813,738)	2,184,958
Other payables and accrued expenses	32,205	(353,758)	1,101,371
Net cash used in operating activities	(4,481,641)	(7,269,386)	(52,297,928)

Cash flows from investing activities:
Purchase of and deposits on equipment	(391,692)	(42,715)	(5,362,065)
Proceeds from sale of equipment	6,000	-	54,450
Proceeds from contingent subsidiary sale	600,000	-	600,000
Net cash provided by (used in) investing activities	214,308	(42,715)	(4,707,615)

Cash flows from financing activities:
Net advances on bank line of credit	275,000	-	3,000,000
Proceeds from sale of common stock, net	1,250	4,830,775	35,122,097
Proceeds from short and long-term debt	536,000	1,769,500	14,160,500
Proceeds from shareholder debt	3,270,000	825,000	7,668,216
Repayment of shareholder, short and long-term debt	(507,825)	(483,921)	(2,809,321)
Proceeds from Obligation related to the Letter of Credit	-	600,000	600,000
Repayment of Obligation related to the Letter of Credit	(238,695)	(222,305)	(600,000)
Financing costs	-	-	(4,387)
Net cash provided by financing activities	3,335,730	7,319,049	57,137,105

Effect of exchange rate changes on cash	(36,450)	6,487	(13,285)

Net (decrease) increase in cash	(968,053)	13,435	118,277
Cash, beginning of period	1,086,330	27,604	-

Cash, end of period	$118,277	$41,039	$118,277

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$193,942	$403,140	$1,820,343

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$532,211	$205,381	$3,800,935
Debt converted to company stock	$-	$3,331,600	$15,273,658

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements – (Unaudited)

1.	Description of Company and Nature of Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is a development stage molecular information company incorporated in the state of Delaware on May 24, 2005. “Molecular information” refers to the process of transforming large analytical data sets, obtained by applying the Company’s technology, expertise and infrastructure, towards the identification and characterization of the proteins, metabolites and other biomolecules such as lipids, which are the byproducts of all living cells and life forms.

The Company is applying its technology to the development of next generation “direct molecular imaging” technology and service capabilities that it believes enable more rapid and comprehensive molecular profile of diseases based on biomolecules derived from the end result of gene expression in living cells, i.e. proteins, lipids, and metabolites. We believe that our proprietary technology and its integration into pathology, which is the current standard of care for tissue based diagnosis, will allow more rapid and confident identification of highly specific biomarkers of disease. The molecular information and associated processes that the Company is developing will be critical in accelerating the discovery, development and commercialization of diagnostic markers or tests for challenging human biology problems such as cancer and neurodegenerative disease.

The consolidated balance sheet presented as of December 31, 2013, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the financial statements and notes included in the Company’s 2013 year end audit.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s loss from operations since inception had an accumulated deficit balance at September 30, 2014 of approximately $63 million and at December 31, 2013 of approximately $55 million. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies and to develop new products and services based upon its proprietary protein recovery and identification technologies.

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

The Company has revenue from four major components: molecular information services, LAESI instrument platform, research products, and grants and other collaboration revenues. Revenue by component was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Molecular Information Services	$104,600	$29,035	$334,545	$143,485
LAESI Instrument Platform	274,750	66,390	593,250	502,084
Research Products	108,053	83,050	323,755	292,511
Grants and Other Collaborations	30,166	-	80,680	-
Gross Revenue	$517,569	$178,475	$1,332,230	$938,080

Other Receivables

Other receivables, which reflect amounts due from non-trade activity, consist of the following at:

	September 30, 2014	December 31, 2013
French government R&D credit	$-	$400,379
French payroll taxes receivable	33,557	34,899
Other receivables – current	$33,557	$435,278

Deposits	$21,887	$23,249
Other receivables – noncurrent	$21,887	$23,249

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	September 30, 2014	December 31, 2013
Accrued expenses	$445,812	$653,047
Accrued interest	251,087	39,911
Accrued warranties	81,250	81,250
Accrued payroll and benefits	285,322	286,979
Unearned revenue	37,900	7,980
Other payables and accrued expenses	$1,101,371	$1,069,167

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that are embedded derivatives associated with capital raises and common stock purchase warrants. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

	September 30, 2014
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise

Derivative liabilities	<1 – 4.58	1.07%	76.00%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$2,466,535	-	-	$2,466,535
Derivative liabilities – warrants	237,076	-	-	237,076
Total	$2,703,611	-	-	$2,703,611

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$558,799	-	-	$558,799
Derivative liabilities – warrants	64,788	-	-	64,788
Total	$623,587	-	-	$623,587

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2014
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Balance at January 1, 2014	$558,799	$64,788	$623,587
Issuance of warrants	-	689	689
Unrealized (gain) loss on derivative liabilities	1,907,736	171,599	2,079,335
Recognition of derivative liabilities	-	-	-
Balance at September 30, 2014	$2,466,535	$237,076	$2,703,611

	Year Ended December 31, 2013
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance at January 1, 2013	$-	$-	$-
Issuance of warrants	-	45,685	45,685
Unrealized (gain) loss on derivative liabilities	(257,846)	(122,140)	(379,986)
Recognition of derivative liabilities	816,645	141,243	957,888
Balance at December 31, 2013	$558,799	$64,788	$623,587

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 66,168,000 and 56,711,000 at September 30, 2014 and December 31, 2013, respectively.

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

In August 2014, the FASB issued authoritative guidance on going concern disclosures and financial statement presentation, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). This standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. This standard is effective for annual reporting periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on our consolidated financial statements and related disclosures.

In November, 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of this standard on our consolidated financial statements.

3.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

Inventory:	September 30, 2014	December 31, 2013
Finished goods	$31,138	$360,607
Work in progress	231,081	104,727
Total Inventory	$262,219	$465,334

4.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	3 years
Software	3 years

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

4.	Property and Equipment (continued)

Property and equipment consists of the following at:

	September 30, 2014	December 31, 2013
Lab equipment	$7,390,382	$6,620,662
Computer equipment	600,318	563,976
Office equipment	248,490	248,490
Leasehold improvements	477,682	477,682
	8,716,872	7,910,810
Accumulated depreciation	(5,626,523)	(5,024,634)
Property and equipment, net	$3,090,349	$2,886,176

For the three and nine months ended September 30, 2014, depreciation expense was $196,054 and $627,094, respectively compared to $221,351 and $633,535 for the three and nine months ended September 30, 2013.

5.	Bank Line of Credit

The Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At September 30, 2014, the balance was $3,000,000 compared to $2,725,000 at December 31, 2013 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

6.	Loans Payable to Stockholders

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) bearing simple interest at a rate of 10% per annum, in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument shall be used to repay the principal amounts due under the Summit Note. The Company repaid $323,915 as of September 30, 2014. Accretion expense of $72,404 was recognized during the nine months ended September 30, 2014, while no accretion expense was recorded in 2013. The outstanding balance, net of discount, was $214,372 as of September 30, 2014. As of September 30, 2014, a total of $125,000 in accounts receivable has been pledged to Summit.

From March 26, 2014 through September 30, 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. During 2014, in exchange for a portion of the advances received through September 30, 2014, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of common stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,777, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The outstanding balance, net of discount, was $1,313,823 as of September 30, 2014. Subsequent to September 30, 2014, the Company repaid $75,000 to Summit.

From March 5, 2014 through September 30, 2014, the Company received advances equal to an aggregate of $195,000 from Stanley Hostler, a director of the Company. Subsequent to September 30, 2014, the Company repaid $100,000 to Stanley Hostler. No terms of repayment have been specified on the remaining aforementioned advances as of the filing date. In addition, the Company received advances equal to an aggregate of $20,000 from Steve Turner, a director and CEO of the Company. Subsequent to September 30, 2014, the Company repaid $20,000 to Steve Turner.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

6.	Loans Payable to Stockholders (continued)

From March 13, 2014 through September 30, 2014, the Company received advances equal to an aggregate of $1,640,000 from El Coronado Holdings, LLC, (“El Coronado”), Scott Segal and Leo Harris. Josiah Austin is the managing member of El Coronado and a director of the Company. Scott Segal and Leo Harris are also directors of the Company. On April 2, 2014, the Board approved an offering of up to $300,000 in convertible one year promissory notes. On June 3, 2014, the Board approved an increase in the total offering amount of convertible notes issuable to $2,000,000 (the “Related Party Offering”). On September 25, 2014, the Board approved a subsequent increase in the total offering amount of convertible notes issuable to $3,000,000. In exchange for each advance, the Company entered into a Note Purchase Agreement, and issued a convertible one-year promissory note bearing simple interest at a rate of 10% per annum to the directors. Each $100,000 of outstanding principal and accrued unpaid interest underlying the note is automatically convertible into securities of the Company issued in a subsequent financing pursuant to which the Company raises at least $2,000,000 in gross proceeds (“Subsequent Financing”) at a conversion price that shall be equal to the purchase price payable for the securities issued in any such Subsequent Financing. Subsequent to September 30, 2014, the Company converted these notes into 849,697 shares of preferred stock and issued warrants to purchase common stock in an aggregate amount of 3,398,788 shares to El Coronado, Scott Segal, and Leo Harris. (See Note 18, Subsequent Events).

7.	Obligation Related to the Letter of Credit

On March 6, 2013, the Company entered into a Warrant Purchase and Reimbursement Agreement (the “Reimbursement Agreement”) with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit, dated February 25, 2013 (the "Letter of Credit") for the benefit of MPR Associates, Inc. ("MPR") for the purpose of guaranteeing an amount equal to $600,000 (the “Purchase Order Amount”) due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (a) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him on behalf of the Company pursuant to the Letter of Credit, up to the Purchase Order Amount and (b) a five-year warrant to purchase up to 1,100,000 shares of common stock, issued to an affiliate of Mr. Antoline. The fair value of these warrants was estimated to be $138,763, which was recorded as a discount to the Reimbursement Agreement balance of $600,000, and has been accreted based on the repayment of the obligation. Accretion expense of $55,204 was recognized during the six months ended September 30, 2014 while $83,559 was recognized in 2013. During the first quarter of 2013, MPR drew $600,000 against the Letter of Credit. On April 4, 2014, the Company repaid $90,835 to Mr. Antoline and the Letter of Credit was paid in full.

8.	Long-term Debt

1)	Note Payable to the West Virginia Development Office (“WVDO”)

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the WVDO. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment costing $1,057,167. As of September 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVDO approved a deferral of principal and interest until November 30, 2014.

2)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of September 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until November 30, 2014.

3)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of September 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until November 30, 2014.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Long-term Debt (continued)

4)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248. As of September 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until November 30 2014.

5)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249. As of September 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until November 30, 2014.

6)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the WVJITB. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note has an adjustable conversion price, initially $2.00 per share, and includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants). On December 13, 2013, the Company and the WVJITB entered into a Loan Modification Agreement whereby the maturity date changed from September 14, 2013 to $100,000 due on March 15, 2014 and the remaining $190,000 due on June 15, 2014. The WVJITB and the Company signed three addendums to the note extending the maturity date and deferring interest and principal payments until November 30, 2014. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the WVJITB. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). The WVJITB and the Company have signed several addendums to the note extending the maturity date and reducing the price of converting into common shares to $0.50 per share. The WVJITB further extended the maturity date until November 29, 2013, with a $100,000 principal payment due on or before November 15, 2013. The Company repaid the $100,000 as agreed, which reduced the principal outstanding balance to $300,000. The WVJITB and the Company signed four addendums to the note extending the maturity date and deferring interest and principal payments until November 30, 2014. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

8)	Convertible Promissory Note Payable to the West Virginia High Technology Consortium Foundation (“WVHTCF”)

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note is secured by 50% of equipment costing $447,320. As of September 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia High Technology Consortium Foundation approved a deferral of principal and interest until November 30, 2014.

9)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the WVEDA. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320. As of September 30, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until November 30, 2014.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

8.	Long-term Debt (continued)

10)	Convertible Debentures

In addition to the related party convertible promissory notes, the Company also issued an aggregate of $436,000 under the Related Party Offering (see Note 6, Loans Payable to Stockholders.) In exchange for each advance, the Company entered into a Note Purchase Agreement, and issued a convertible one-year promissory note to the stockholders, in the aggregate principal amount of $436,000 to accrue simple interest at the rate of 10% per annum. Subsequent to September 30, 2014, the Company converted six of these notes converted into 93,828 shares of preferred stock and issued warrants to purchase common stock in an aggregate amount of 375,312 shares. The remaining notes will convert at the next subsequent closing. (See Note 18, Subsequent Events.)

11)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of September 30, 2014, the Company had three capital lease obligations outstanding with imputed interest rates ranging from 6.0% to 7.74%. The leases require 36 monthly payments and begin to expire in April 2014 through May 2017. These leases are secured by equipment with an aggregate cost of $834,593. As of September 30, 2014, the Company was in arrears on two capital leases.

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

Total debts outstanding are as follows:

	September 30, 2014	December 31, 2013
1) Note Payable to the WVDO	$123,744	$123,744
2) Note Payable to the WVEDA	147,306	147,306
3) Note Payable to the WVIJDC	145,078	145,078
4) Note Payable to the WVEDA	639,085	639,085
5) Note Payable to the WVIJDC	651,913	651,913
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVHTCF	95,178	95,178
9) Note Payable to the WVEDA	170,932	170,932
10) Convertible Debentures	436,000	-
11) Capital leases	349,572	71,077
Total	3,348,808	2,634,313
Less: current portion	(1,780,139)	(1,054,053)
Long-term portion	$1,568,669	$1,580,260

Future required minimum principal repayments over the next five years are as follows:

Year Ending December 31:	Future Required Minimum Principal Repayments
2014	$1,477,628
2015	390,360
2016	360,217
2017	345,839
2018 & Thereafter	774,764
Total	$3,348,808

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

9.	Common Stock

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

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of common stock do not have cumulative voting rights. The members of the Board of Directors are elected by the affirmative vote of the holders of a majority of the Company’s outstanding common stock. Common stock issued are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2013	65,442,735	$.0001	Various	$53,694,771	$829,132	$6,545	$54,517,358
Issuance of stock (2)	812,348	.0001	Various	-	685,451	81	685,460
Stock options exercised (3)	25,000	.0001	$0.55	13,750	-	2	13,748
Stock warrants exercised (3)	8,517	.0001	$1.77	-	-	1	(1)
Balance at September 30, 2014	66,288,600			$53,708,521	$1,294,674	$6,629	$55,216,565

(1)	Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2)	Shares issued for services performed and does not contain an anti-dilution provision
(3)	Shares issued for exercised stock options and does not contain an anti-dilution provision
(4)	Shares issued under cashless stock warrant exercise and does not contain an anti-dilution provision

10.	Preferred Stock

The Company is authorized to issue preferred stock, par value $0.0001 per share, in one or more series and contain such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board may, from time to time, determine. As of September 30, 2014, no shares of the preferred stock have been issued. Subsequent to September 30, 2014, the Company issued 2,213,263 shares of preferred stock. (See Note 18, Subsequent Events).

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	5,082,750	$1.11	7.02
Granted	2,404,500	$0.55
Exercised	(25,000)	$0.55
Cancelled or expired	(305,000)	$1.27
Outstanding at September 30, 2014	7,157,250	$0.92	6.98

Exercisable at December 31, 2013	4,005,583	$1.20	6.52
Exercisable at September 30, 2014	4,474,032	$1.13	6.12

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

11.	Stock Options and Stock-based Compensation (continued)

The following table summarizes information about stock options at September 30, 2014:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			127,438
$0.55	3,997,500			1,402,282
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,156,000			2,099,562
$2.00	214,750			214,750
$0.50 - $2.00	7,157,250	6.98	$0.92	4,474,032	$1.13

At September 30, 2014 and December 31, 2013, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.50 as of September 30, 2014 and December 31, 2013. In 2014, 25,000 options were exercised whereas no options were exercised in 2013.

The following table summarizes the activity of the Company’s stock options that have not vested:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2013	1,077,167	$0.467
Granted	2,105,843	$0.207
Forfeited	(156,250)	$0.826
Vested	(343,542)	$0.676
Nonvested at September 30, 2014	2,683,218	$0.266

The fair value of non-vested options to be recognized in future periods is $558,050, which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of options vested during the nine months ended September 30, 2014 was $237,294 compared to $238,495 for the nine months ended September 30, 2013. Stock-based compensation expense is as follows:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Selling, general, and administrative expense	$210,618	$220,840
Research and development expense	26,676	17,655
Total stock-based compensation expense	$237,294	$238,495

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2014 was $0.206 and for the nine months ended September 30, 2013 was $0.112 per option. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Weighted average risk-free interest rate	1.91%	0.35%
Volatility factor	70.90%	24 - 73%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

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

As of September 30, 2014, warrants to purchase 57,805,937 shares of common stock were outstanding and exercisable. The Company recognized a total of $159,118 in interest expense and $49,921 in consulting services during the nine months ended September 30, 2014 and $537,137 in placement agent services as of December 31, 2013 as a result of issuing an aggregate of 3,720,323 warrants earned in 2014.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	52,705,614	$1.30	2.58
Granted	5,322,823	$0.79	3.87
Exercised	(22,500)	-
Cancelled or expired	(200,000)	$2.00
Outstanding at September 30, 2014	57,805,937	$1.25	2.51

The following table summarizes information about stock warrants at September 30, 2014:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50	15,524,642
$0.75	11,065,144
$0.80	1,415,000
$1.10	18,886,850
$1.12	263,750
$2.00	9,255,842
$2.20	98,320
$2.25	1,296,389
$0.50 - $2.25	57,805,937	2.51	$1.25

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

13.	Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns. The Company has evaluated its income tax positions in accordance with FASB ASC 740. There were no changes to unrecognized tax benefits during 2013. The tax years 2010 through 2013 remain open to review by various taxing authorities.

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

During the development stage of the Company when future benefit of the deferred tax asset is uncertain, the Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforwards total approximately $57,200,000 and $50,000,000 at September 30, 2014 and December 31, 2013, respectively.

14.	Lease Commitments

The Company leases its USA facilities under operating leases beginning a) April 2012 through March 2017 and b) a month-to-month lease. Additionally, the Company leases its Europe facility on a three-year lease beginning January 2012 through January 2015. (See Note 17, Contingent Subsidiary Sale.) The Company also has three equipment operating leases with terms of three to five years.

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2014 (payment in arrears)	$198,764
2014 (October – December)	$41,908
2015	$167,628
2016	$167,628
2017	$41,907

Rent expense totals $91,751 for the three months ended and $280,799 for the nine months ended September 30, 2014, compared to $108,446 for the three months ended and $325,980 for the nine months ended September 30, 2013.

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of September 30, 2014.

Warranty Costs

The Company provides for a one year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. As of September 30, 2014 and December 31, 2013, the Company recorded accrued warranty expense of $81,250.

Stock Options

The Company had an agreement with one board member for payment of services by stock options. The board member received a stock option award for 4,000 shares per month (awarded annually) with an exercise price equal to the current market price. The agreement was cancellable with 90 days’ notice. This agreement terminated on March 31, 2014.

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

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. As of September 30, 2014, the Company’s accounts payable balance includes approximately $70,927 to GWU for royalties compared to $32,600 as of December 31, 2013. All royalties were in arrears as of September 30, 2014.

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

AGREEMENT WITH OMICS2IMAGE

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund 60,000 Euros or $76,000 related to the COAST Project over the next twelve month period. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system. As of September 30, 2014, the Company had not made any payments to Omics2Image.

Joint Pharmaceutical Development Agreement

In May 2009, the Company, and its wholly-owned subsidiary, Protea Europe, entered into a Joint Research and Development Agreement with Laboratories Mayoly Spindler SAS (Mayoly), a European Pharmaceutical company with headquarters in France, for the joint development of a recombinant lipase biopharmaceutical. Under the terms of the agreement, Protea received the exclusive marketing rights for the therapeutic in the territory of North America; was responsible for paying (a) 40% of the development expenses (with Mayoly funding the remaining 60%); (b) royalties on net sales of the biopharmaceutical, and (c) a milestone payment of 1m Euros at the time the Company obtains the first FDA approval for the recombinant Lipase biotherapeutic. The Company also received a sublicense to certain patents owned by Mayoly and licensed from the government of France. As of September 30, 2014 and December 31, 2013, the Company owed approximately $34,000 and $37,000, respectively, to Mayoly, which is reflected in Trade Accounts Payable on the Consolidated Balance Sheet. On June 13, 2014, the Company agreed to sell 100% of the issued and outstanding equity securities of Protea Europe and all of the Company’s rights and obligations under development agreement were transferred to the Buyer. (See Note 17, Contingent Subsidiary Sale.)

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, a contract manufacturer to produce ten LAESI units. As of September 30, 2014, the Company had received five LAESI units from Dynamic. As of September 30, 2014, the Company had $373,300 in outstanding commitments with Dynamic as well as approximately $249,000 in payables due to Dynamic.

The Company has approximately $115,600 in outstanding commitments with Bridger Photonics for lasers related to the LAESI technology. At September 30, 2014, the Company owed approximately $31,000 in payables due to Bridger.

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

17.	Contingent Subsidiary Sale

On June 13, 2014, the Company closed on an agreement for the sale of 100% of the issued and outstanding capital stock of Protea Europe to the AzurRx BioPharma, Inc. (the “Buyer”) pursuant to the terms of a Stock Purchase and Sale Agreement (the “SPA”), dated as of May 21, 2014. Under the terms of the SPA, the Company received the following consideration:

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

In the event the Buyer has not raised gross proceeds from an equity or equity-linked financing of at least $2 million on or before the date that is 6 months following the Closing Date (“Reversion Date”), all funds raised in such financing through the Reversion Date will revert to the Company and the Preferred Stock issued to the Company will be forfeited (the “Reversion”). In the event of a Reversion, the Company will issue shares of its common stock to the Buyer equal to the total dollar amount raised by the Buyer through the Reversion Date plus the Purchase Price and the $300,000 option fee paid on March 27, 2014, at a per share price equal to the greater of $0.55 or the 20 day volume weighted average price of the Company’s common stock. The potential transaction is not included in the September 30, 2014 financial statements due to contingency of full consummation.

18.	Evaluation of Subsequent Events

Issuance of Preferred Stock

On October 31, 2014 (the “Initial Closing”), the Company received $2,539,475 in aggregate gross cash proceeds from 47 accredited investors in connection with the sale of approximately 25.4 units (each a “Unit” and collectively, the “Units”) pursuant to the terms and conditions of a Subscription Agreement (the “Subscription Agreement”) and Unit Purchase Agreement (the “Purchase Agreement”) by and among the Company and each of the purchasers (the “Purchasers”) thereto. Each Unit consists of (i) 50,000 shares of Series A convertible preferred stock, par value $0.0001 per share (the “Preferred Stock”), (ii) and a 3 year warrant to purchase 200,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $0.375 per share (the “Investor Warrants”) for an aggregate of 1,269,738 shares of the Company’s preferred stock and Investor Warrants to purchase an aggregate of 5,078,800 shares of the Company’s common stock issued at the Initial Closing in connection with the cash proceeds received.

Each share of preferred stock has a stated value equal to $2.00, subject to increase (the “Stated Value”). The preferred stock will automatically convert into shares of common stock determined by dividing the Stated Value by $0.25 per share on February 17, 2015. Under certain circumstances, the holders of the preferred stock have voluntary conversion rights, are entitled to receive dividends at the rate of 6.0% per annum and shall be entitled to certain anti-dilution protections.

In connection with the Initial Closing, the Company also paid to a FINRA registered broker dealer that acted as the placement agent (the “Placement Agent”) an aggregate of $465,278.08 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant (the “Placement Agent Warrant”) to purchase an aggregate of 1,489,171 shares of common stock to the Placement Agent (or its designees).

PROTEA BIOSCIENCES GROUP, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (unaudited)

18.	Evaluation of Subsequent Events (continued)

Conversion of Convertible Debentures

In addition, at the Initial Closing, the Company issued an aggregate of approximately 18.9 in additional Units or 943,525 shares of preferred stock and Investor Warrants to purchase up to 3,774,100 shares of common stock, to certain existing convertible promissory note holders, in connection with the conversion of $1,887,053.90 in outstanding principal and accrued unpaid interest in convertible promissory notes.

Advances from Stockholders

Subsequent to September 30, 2014, the Company received advances equal to an aggregate of $325,000 from certain current directors and related parties, which brought the outstanding balance to $540,000. The Company repaid an aggregate of $335,000 to certain related parties. No terms of repayment have been specified on the remaining $205,000 in aforementioned advances as of the filing date.

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

Overview of Our Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is a development stage molecular information company incorporated in the state of Delaware on May 24, 2005. “Molecular information” refers to the process of transforming large analytical data sets, obtained by applying the Company’s technology, expertise and infrastructure, towards the identification and characterization of the proteins, metabolites and other biomolecules such as lipids, which are the byproducts of all living cells and life forms.

The Company is applying its technology to the development of next generation “direct molecular imaging” technology and service capabilities that it believes enable more rapid and comprehensive molecular profile of diseases based on biomolecules derived from the end result of gene expression in living cells, i.e. proteins, lipids, and metabolites. We believe that our proprietary technology and its integration into pathology, which is the current standard of care for tissue based diagnosis, will allow more rapid and confident identification of highly specific biomarkers of disease. The molecular information and associated processes that the Company is developing will be critical in accelerating the discovery, development and commercialization of diagnostic markers or tests for challenging human biology problems such as cancer and neurodegenerative disease.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended June 30, 2013

For the three months ended September 30, 2014 and September 30, 2013, we earned revenue of $517,569 and $178,475, respectively, an increase of $339,094, or approximately 190%. We earned revenue of $1,332,230 and $938,080 for the nine months ended September 30, 2014 and September 30, 2013, respectively, an increase of $394,150 or approximately 42%. During the nine months ended September 30, 2014, the Company realized service revenues of $334,545 compared to $143,485 for the nine months ended September 30, 2013. The Company sold four LAESI units for total revenue of $593,250 compared to four units in 2013 for total revenue of $502,084. In addition, the Company received grant revenues associated with the initiation of a DARPA grant totaling $80,680.

For the three months ended September 30, 2014 and September 30, 2013, selling, general and administrative expenses totaled $2,280,876 and $1,943,814, respectively. This represents an increase of $337,062 or 17% from prior year. Selling, general and administrative expenses totaled $7,380,407 for the nine months ended September 30, 2014 compared to $6,015,077 for the nine months ended September 30, 2013, an increase of $1,365,330 or approximately 23%. The increase in selling, general and administrative expenses relates largely to increased salary and personnel costs associated with hiring new staff as well as additional services rendered by outside vendors and consultants in 2014 which was partially offset by lower cost of goods sold year over year.

For the three months ended September 30, 2014 and September 30, 2013, research and development expense totaled $600,162 and $658,880, respectively. This represents a decrease of $58,718 or approximately 9%. Research and development expense totaled $2,126,144 for the nine months ended September 30, 2014, compared to research and development expense of $2,367,014 for the nine months ended September 30, 2013, a decrease of $240,870 or approximately 10%. Research and development expenses primarily include costs associated with the development of the LAESI technology. Research and development expenses have decreased as the Company continues to transition from development to production of its research products and service offerings.

For the three months ended September 30, 2014 and September 30, 2013, loss from operations totaled $2,363,469 and $2,424,219, respectively. This represents a decrease of $60,750 or 3% from prior period. Loss from operations totaled $8,174,321 for the nine months ended September 30, 2014, compared to a loss from operations of $7,444,011 for the nine months ended September 30, 2013, an increase of $730,310 or approximately 10%.

For the three months ended September 30, 2014 and September 30, 2013, total other expense was $2,295,307 and $130,704, respectively. This is an increase of $2,164,603 from the prior period. Other expense was $2,662,931 for the nine months ended September 30, 2014 compared to $472,871 for the nine months ended September 30, 2013. Other expense increased as a result of the change in fair market value on derivatives related to anti-dilution protection on certain securities and interest expense incurred on new debt originated in 2014.

After foreign currency translation adjustments of ($22,915) and $5,797, respectively, total comprehensive loss was $4,681,691, or ($0.07) per share, for the three months ended September 30, 2014 as compared to a total comprehensive loss of $2,549,126, or ($0.06) per share, for the three months ended September 30, 2013. After foreign currency translation adjustments of ($36,450) and $6,487, respectively, total comprehensive loss was $10,873,702, or ($0.17) per share, for the nine months ended September 30, 2014 as compared to a total comprehensive loss of $7,910,395, or ($0.19) per share, for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We have a credit facility of $3,000,000 with United Bank, Inc. with a balance of $3,000,000 outstanding as of September 30, 2014. Interest is payable monthly and the loan is due on demand. During the first nine months of 2014, the Company received $3,270,000 from related parties and another $536,000 from other non-related parties.

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

Based on our current spending levels and, in light of our Initial Closing in connection with the sale of preferred stock on October 31, 2014 (See Note 18, Subsequent Events), management estimates that, as of the date of this filing through the end of 2014, the Company will need approximately $1,250,000 to maintain current operations.

As of September 30, 2014, we had total current assets equal to $747,574, comprised of $118,277 in cash and cash equivalents, $264,526 in trade accounts receivable, $33,557 in other receivables, $262,219 in inventory and $68,995 in prepaid expenses. This compares with total current assets of $2,508,502 at December 31, 2013 comprised of $1,086,330 in cash and cash equivalents, $216,864 in trade accounts receivable, $435,278 in other receivables, $465,334 in inventory and $304,696 in prepaid expenses. The Company's total current liabilities as of September 30, 2014 were equal to $11,900,902, comprised of $1,780,139 in current maturities on long term debt, $2,636,197 in trade accounts payable, $3,000,000 in connection with the United Bank, Inc. line of credit, $3,383,195 in loans payable to stockholders, net of discount, and $1,101,371 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2013 were equal to $6,225,105, comprised of $1,054,053 in current maturities on long term debt, $759,021 in trade accounts payable, $2,725,000 in connection with the United Bank line of credit, $465,883 in loans payable to stockholders, net of discount, $151,981 in Obligations related to the Letter of Credit, net of discount and $1,069,167 in other payables and accrued expenses.

Our working capital deficit at September 30, 2014 was $11,153,328 as compared to a working capital deficit of $3,716,603 at December 31, 2013. The increase in working capital deficit was $7,436,725 from December 31, 2013 to September 30, 2014.

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2014 decreased $2,787,745, or 38% from $7,269,386 for the nine month period ended September 30, 2013 to $4,481,641. Net cash used in operating activities during the nine month period ended September 30, 2014 was primarily the result of a net loss of $10,837,252. Net loss was adjusted for non-cash items such as depreciation and amortization of $627,094, non-cash compensation of $237,294, issuance of stock for services of $735,462, accretion of convertible debenture discount of $159,118, loss on disposal of fixed assets of $18,768, bad debt expense of $3,200, and expense from change in value of derivative of $2,079,335. We also had a decrease in prepaid expenses of $123,552, and other receivables of $403,084 and in inventory of $203,115. We also had an increase in trade accounts receivable of $50,862, in trade accounts payable of $1,784,246 and other payables and accrued expenses of $32,205.

Investing Activities

Net cash provided by investing activities during the nine month period ended September 30, 2014 was $214,308, which was the result of proceeds of $600,000 received from the contingent sale of Protea Europe offset by equipment purchases of $391,692. As the development of the Lipase product was costing the Company over $1m of expense each year, management determined it was in the Company’s interest to focus those resources going forward on their core products and services. The sale includes success fees and royalties to the Company in the future if the product is subsequently approved by the FDA.

In addition, we expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs. Net cash used in investing activities during the nine month period ended September 30, 2013 was $42,715 and was also used for equipment purchases.

Financing Activities

Cash provided by financing activities during the nine month period ended September 30, 2014 was $3,335,730, which was the result of net proceeds of $1,250 from the net sale of our common stock, proceeds of $3,270,000 from advances recorded as related party debt, and proceeds of $536,000 from short term debt. This was offset by $507,825 used in the repayment of shareholder, short and long-term debt and $238,695 used in the repayment of the obligation related to the letter of credit. Cash provided by financing activities during the nine month period ended September 30, 2013 was $7,319,049, which was the result of net proceeds of $4,830,775 from the sale of our common stock, proceeds of $825,000 from the issuance of related party debt, proceeds of short term debt of $1,769,500, and proceeds of $600,000 from the Obligation related to the Letter of Credit. This was offset by $483,921 used in the repayment of long-term debt and $222,305 used in repayment of the Obligation related to Letter of Credit.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer had concluded that as of September 30, 2014, our disclosure controls and procedures were ineffective due to inadequate controls over information technology due to the departure of our IT/Network Administrator earlier in the year, which left insufficient resources in the IT department We have concluded that the Company’s controls were ineffective in this area, and our management team is taking immediate action and has been actively engaged in the planning for, and implementation of, remediation efforts since material weaknesses were discovered.

Since the material weakness was discovered in June 2014, we have contracted with an independent information technology firm (‘The firm’) to assist with managing information technology (‘IT’) services; such as 24/7 monitoring of the IT infrastructure, database management, backup processes, logical access and other key IT controls while employing sound change management practices. The firm is also assisting with stabilizing the current IT environment in a three phase approach to better utilize existing IT infrastructure and resources. Finally, the firm will also serve as a major contributor to the Company’s internal IT help desk function. We believe that the aforementioned will improve and remediate the material weakness in our financial reporting related to information technology.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

During the quarter ended September 30, 2014, the Company issued 250,000 shares of common stock having a value of $220,000 to three consultants for services rendered.

Warrants to Purchase Common Stock

During the quarter ended September 30, 2014, the Company issued warrants to purchase 765,000 shares of common stock to Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company, in connection with up to an aggregate of $765,000 in promissory notes issued during the quarter. The warrants are exercisable for five years from date of issuance at an exercise price of $0.80 per share.

Options

During the quarter ended September 30, 2014, the Company granted options to purchase an aggregate of 57,500 shares of common stock in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.55 per share to various employees. The options expire ten years from date of issuance. In addition, 25,000 options were exercised at $0.55 per share during the quarter.

Convertible Notes and Warrants

From July 1, 2014 until September 30, 2014, the Company entered into a Note Purchase Agreement, and issued convertible one-year promissory notes (the “Notes”) to ten related parties in the aggregate principal amount of $817,500. The Notes are convertible into units (the “Units”) consisting of 181,818 shares of the Company’s common stock and a warrant to purchase 109,091 shares of Common Stock, exercisable at $0.80 per share. Each $100,000 of outstanding principal and accrued unpaid interest underlying the Note is automatically convertible into securities of the Company issued in a subsequent financing pursuant to which the Company raises at least $2,000,000 in gross proceeds (“Subsequent Financing”).

The securities described above were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D or Section 4(a)(2) of the Securities Act of 1933, as amended. In determining that the issuance of the securities qualified for an exemption under Section 4(a)(2) of the Securities Act, the Company relied on the following facts: (i) the recipients were either accredited investors or sophisticated investors as defined in Rule 501 promulgated under the Securities Act who had access to information about the Company that was generally the same as information required to be delivered in a registered offering; and (ii) the Company did not use any form of general solicitation or advertising to offer the securities issued.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
4.1	Form of Promissory Note for $1,500,000 Offering (incorporated by reference from Exhibit 4.1 to the registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014).
4.2	Form of Warrant for $1,500,000 Offering (incorporated by reference from Exhibit 4.2 to the registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014).
4.3	Form of Convertible Promissory Note for $3,000,000 Offering (incorporated by reference from Exhibit 4.3 to the registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014).
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: November 14, 2014	By:	/s/ Stephen Turner
Stephen Turner
President and Director
Principal Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer
Principal Financial Officer

