Form 10-K
period 2014-12-31
Protea Biosciences Group, Inc.
filed 2015-02-13
CIK 1335103

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $33,901,853.

As of February 13, 2015 the number of shares of the registrant’s classes of common stock outstanding was 66,588,600.

ii

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

•	all the risks inherent in the establishment of any new or early stage company, particularly one in proteomics, biotechnology or other research and development-intensive business;
•	the Company’s absence of significant sales or sales revenues and its limited history of operations including limited manufacturing and sales operations to date, which make it difficult to predict future performance;
•	operations that have required and will continue to require significant financial resources and working capital, without sufficient offsetting revenues from sales of products and services;
•	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s attempt to commercialize and sell its present and hoped-for future products and services specifically for use in molecular information research;
•	significant competition in the field of molecular information specifically and in biotechnology generally, including from companies that are larger, have greater financial resources, have larger research and development budgets and programs, are more established and have greater market acceptance in the relevant markets;
•	the high rate of technological change or advancement in the fields of molecular information and biotechnology, and the related risks that innovation by a competitor may render the Company’s products obsolete or less desirable and that obsolescence of a product or service might occur before the product or service can gain market acceptance, significant levels of sales and revenues, or profitability;
•	the risk that the Company will have difficulties executing its intended business plan;
•	the risk that the Company’s research and development efforts will not succeed, or will not succeed in sufficient time, to allow commercialization and sales at levels sufficient to generate revenues in excess of expenses;
•	the need to raise additional capital and/or obtain other additional funding;
•	risks and uncertainties related to intellectual property rights, including the potential for expensive litigation concerning intellectual property issues;
•	risks associated with the fluctuation and seasonality of potential sales from one quarter compared to other quarters, making it difficult to achieve profitability and to forecast future revenues accurately as to either the timing or amount of revenues;
•	potential barriers, risks, uncertainties and obstacles to the Company’s plans to manufacture its own products;
•	potential barriers, risks, uncertainties and obstacles to the Company’s ability to develop, introduce, and gain market acceptance for its molecular information products and services, for example because of perceived issues relating to quality and safety, customers’ reluctance to invest in new technologies and/or widespread acceptance of other technologies;
•	potential problems and difficulties managing growth, including potential challenges in implementing appropriate operational and financial systems, developing and then expanding and scaling up production, attracting and/or retaining good to excellent employees in all phases of anticipated future operations, expanding sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards;
•	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates: and
•	other risks over which we have no control.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements.

iii

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

iv

PART I

Item 1. Business

Overview of Our Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is an emerging growth, molecular information company that has developed what we believe is a revolutionary platform technology which enables the direct analysis, mapping and display of molecular information in living cells and tissue samples. The technology platform offers novel molecular information capabilities useful for the pharmaceutical, diagnostic, agricultural and life science industries.

“Molecular information” refers to the generation and bioinformatic processing of very large data sets obtained by applying the Company’s technology to identify and characterize the proteins, metabolites, lipids and other molecules which are the products of all living cells and life forms.

Our technology is used to improve pharmaceutical development and life science research productivity and outcomes, and to extend and add value to other technologies that are used in research and development, such as 3D tissue models, biomarker discovery, synthetic biologicals and mass spectrometry. In particular, the Company believes that its ability to rapidly provide comprehensive molecular image-based datasets addresses a universal need of the pharmaceutical, diagnostic and life science industries.

Known as LAESI (Laser Ablation Electrospray Ionization), our technology platform is exclusively licensed from The George Washington University (“GWU”). We have subsequently completed the development of the first fully-automated LAESI instruments and proprietary software platforms known as ProteaPlotTM and HG-MSITM (Histology guided mass spec imaging) that support LAESI applications for molecular imaging – the direct analysis and visualization of molecules in cells and tissue, without sample preparation or extractions.

Our Business Strategy and Products and Services

The Company intends to achieve its business objectives by leveraging its knowhow and technology to improve the availability, comprehensiveness, and usefulness of molecular information to address the needs of the preclinical pharmaceutical research, biomarker discovery, and other life science markets.

The Company employs a three part commercialization strategy consisting of the following:

•	Proprietary Molecular Information Services – the Company believes that we are a commercial leader in providing direct molecular imaging services known as “mass spectrometry imaging” services. Our clients include major pharmaceutical, chemical and biotechnology companies;
•	LAESI Technologies – we offer the LAESI DP-1000 instrument and software for in-house corporate and academic research; and
•	Tissue Analytics – we partner with top-tier medical research institutions to create comprehensive, tissue-based molecular profiles that support the discovery of novel biomarkers that can be used to improve the diagnosis of human disease.

Molecular information Services

The Company believes it is a commercial leader in the offering of direct molecular imaging services. Clients can send their tissue and biofluid samples directly to the Company’s laboratory, a Good Laboratory Practices (“GLP”) compliant facility, where they are analyzed by the Company’s scientific staff with the LAESI technology platform and state of the art mass spectrometer instruments. Clients include major pharmaceutical, biotechnology, chemical and medical device companies.

The Company offers proprietary molecular information services for the identification of both small molecules (e.g. lipids and metabolites) and large molecules (e.g. proteins). The services unit is operated under GLP, which are necessary for regulatory submissions and to meet the internal research and development standards of pharmaceutical research clients.

LAESI instruments, software and research products

LAESI technology was invented in the laboratory of Prof. Akos Vertes, Ph.D., Dept. of Chemistry, The George Washington University (GWU), in 2007 and was exclusively-licensed to Protea in 2008. The LAESI DP-1000 instrument, the Company’s first embodiment of its proprietary LAESI technology, integrates with laboratory instruments known as mass spectrometers. LAESI employs a proprietary (patented) method that utilizes the water content in a sample (native or applied) to transition the sample into a gas state, where it can be analyzed by a mass spectrometer. LAESI accomplishes this without requiring the sample to be touched, improving the convenience and speed of analysis, as well as eliminating bias that can result from sample preparation and handling. LAESI instruments employ proprietary software developed by the Company that creates “molecular maps” - the ability to instantly display the distribution of molecules throughout tissue sample in both 2 and 3 dimensional imaging. LAESI instruments, software and consumables are sold directly by the Company, and through international distributors. In addition, the Company has a nonexclusive co-marketing agreement with Waters (NYSE: WAT) and anticipates establishing similar arrangements with other companies.

In January 2014, the Company became a subcontractor to George Washington University in a multi-year project with the Defense Advanced Research Projects Agency (DARPA) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days of exposure. In addition to Protea, SRI International and GE Global Research will collaborate on this project titled “New Tools for Comparative Systems Biology of Threat Agent Action Mechanisms”. The goal of DARPA’s Rapid Threat Assessment (RTA) program is to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days from exposure.

LAESI DP-1000 Instrument Platform

In 2012, Protea completed the development of a novel bioanalytical instrument platform known as “LAESI” (laser ablation electrospray ionization). This technology enables the direct identification of proteins, lipids and metabolites in tissues, cells and biofluids, such as serum and urine, with minimal to no sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug. The Company believes that LAESI technology has the potential to significantly improve the availability of molecular information in pharmaceutical research, as well as many other fields, including agriculture, pathology, biomarker discovery, biodefense and forensics.

LAESI is intended to meet the broad need of the biologist for the direct, unbiased identification and characterization of molecules in biological samples. By virtue of LAESI’s improved speed and the comprehensive datasets it generates, the Company is pursuing its vision of what it believes will be a new era of human molecular information, where the molecular pathways of human disease will be more clearly elucidated, and datasets more rapidly available, thereby accelerating pharmaceutical and life science research.

The Company currently offers the LAESI DP-1000 instrument as well as proprietary software suites developed by the Company (LAESI Desktop Software and ProteaPlot). Its software facilitates operating the instrument, and the storage and display of datasets, in a user friendly, intuitive software environment. The LAESI and ProteaPlot software includes tools for post-processing of LAESI-MS data, generation of molecular maps/images, and mass spectral comparison for regions of interest.

Tissue Analytics

The Company is applying a multi-modal mass spec imaging approach, including both its proprietary LAESI platform and MALDI methodologies to create comprehensive, tissue-based molecular profiles that provide novel, and highly-specific tissue analytics to improve the differential diagnosis of human disease and allow the integration of the Company’s mass spec imaging data files with related pathology, gene expression and demographic datasets, with the purpose of improving human disease state detection, assessment and management. To advance this objective, the Company develops collaborative research partnerships with top tier academic centers to develop and validate tissue analytics –based cancer diagnostics.

As a model of its approach to achieving this, the Company put in place a collaborative research partnership with the Memorial Sloan-Kettering Cancer Center (“MSKCC”) and the Dana-Farber Cancer Institute (“DFCI”). The Company is generating molecular profiles of early stage lung cancer tissue samples with the goal to improve the classification and differential diagnosis of cancer. The first target is early stage lung adenocarcinoma. The objectives of the collaboration are to demonstrate that different cancer cell sub-groups within a lung cancer will have different molecular profiles and will behave differently. The goal is to define these molecular differences, to identify the sub-group of cancer cells with the worst prognosis that are most likely to recur, thereby enabling earlier treatment intervention, and to use these findings to achieve tumor cell “molecular profiling”, leading to more precise treatment selection and higher survivor rates.

Also, in collaboration with InSphero AG, Protea is generating molecular profiles of InSphero 's 3D microtissues in order to generate 3D molecular image profiles of naturally occurring molecules and pharmaceutical compounds that have been added to the 3D tissues. 3D microtissues represent a significant advance in technology for pharmaceutical research, because, in contrast to traditional 2D slides and cultures, they allow drugs to be tested on tissues that will more accurately mimic the organs of the body. Therefore, drug data derived from testing with 3D tissues is believed to be more useful and better predictive of drug efficacy than traditional testing methods. We are providing molecular profiles of InSphero’s 3D microtissues to support their use in pharmaceutical research.

Recent Developments

In 2014 the Company established the following development milestones:

•	We entered into a research collaboration and co-marketing agreement with InSphero AG, a leading 3D microtissue company, to apply Protea’s LAESI’s 3D direct molecular imaging capability to InSphero’s 3D liver, tumor, pancreas and brain microtissues to create proprietary molecular profiles for the pharmaceutical and biotechnology industries.

•	We entered into an agreement with the Memorial Sloan-Kettering Cancer Center (“MSKCC”) and the Dana-Farber Cancer Institute (“DFCI”) whereby we are generating molecular profiles of early stage lung cancer tissue samples with the goal to improve the classification and differential diagnosis of lung cancer, and to demonstrate that different cancer cell sub-groups within a lung cancer have different molecular profiles and will behave differently.

•	We initiated a research collaboration with the University of Southampton (U.K.) focused on using Protea’s LAESI direct molecular imaging technology for molecular profiling of brain tissue to study Alzheimer’s disease.

•	We installed a LAESI instrument at The Dow Chemical Company and Purdue University; both units will be used for agricultural applications, bringing the number of installed LAESI instruments to 10.

•	To support the MSKCC-DFCI collaboration, we completed the in-house development of a novel software suite. Known as "Histology Guided Mass Spec Imaging (HG-MSI)", the software enables pathologists to combine traditional microscopy and histology with high resolution mass spectrometry molecular imaging, allowing researchers to share, annotate, and direct the analysis of specific tissue morphologies and cell subpopulations by LAESI mass spec imaging.

•	We entered into signed service contracts with pharmaceutical and biotechnology companies including four of the “top twenty” pharmaceutical companies based on their revenue.

•	We were awarded a Contract with The George Washington University, Stanford Research Institute (SRI) International and GE Global Research for up to collectively $14.6 million in funding from the Defense Advanced Research Projects Agency (DARPA) “Rapid Threat Assessment (RTA)” program. The goal of DARPA’s RTA program is to develop new tools and methods to rapidly define the mechanism of action of a threat agent, biologic or chemical, on living cells.

Industry and Market Overview

The Company believes there is a large and broad-based market opportunity for molecular information. The market opportunity can be viewed in terms of the primary markets for and the platform technologies that generate molecular information.

Molecular Information Markets: The Preclinical Pharmaceutical Research and Biomarker Discovery Markets

Preclinical pharmaceutical research refers to the discovery and testing of new therapeutic compound candidates prior to their use in human clinical trials. For every 5,000-10,000 preclinical drug candidates, only five enter human clinical trials, of which only one will receive FDA approval. Since the Human Genome was sequenced some fourteen years ago, the number of drug compounds in development has doubled, yet the average number of new drugs that were approved by the FDA per year has declined since the 1990’s. The statistics represent a substantial failure rate in drug discovery and development. Even after completing all preclinical toxicology and efficacy testing, 90% of drug candidates fail after entering human testing. When factoring in the cost burden of all the failures, the current cost per successful new drug exceeds $2 billion (Nature Biotechnology 32, 40–51, 2014, “Clinical Development Success Rates for Investigational Drugs”).

Thus, there is a great need to obtain better molecular information earlier and at all stages of the drug discovery and development process, to identify the most promising candidates. In the 2013 annual report of the Pharmaceutical Research and Manufacturers of America (PhRMA), the total global expenditure on pharmaceutical research in 2012 was $49.58 billion. Of this, approximately $11 billion was spent on preclinical research, which represented about 24% of all R&D expenditures. This figure does not include R&D expenditures by government agencies such as the National Institute of Health (NIH). The company believes that its ability to provide larger and more comprehensive molecular information on candidate drugs in the preclinical stage can improve the productivity of preclinical drug development processes.

Biomarkers can be defined as specific molecules that have been found to be associated with specific disease states or measurable characteristics about the disease condition. They are used in the diagnosis and staging of disease, as well as to identify patients who may respond to specific therapies in human clinical trials and personalized medicine. In 2011, biomarker diagnostics achieved revenue of $5.55 billon, and it is forecasted that biomarker diagnostics will be the biggest sector of the market by 2022, overtaking biomarker development and technologies in terms of revenue by 2017.   Biomarkers are used in three main disease areas, cancer, cardiovascular diseases and central nervous system (CNS) diseases. (Visiongain 2012. Biomarkers: Technological and Commercial Outlook 2012 - 2022).

Biomarker discovery is the essential starting point for the development of new prognostic and diagnostic tests, as well as for the emerging field of personalized medicine, where biomarkers can identify those patients who will respond well to specific therapies. The human disease biomarker sector seeks to identify and validate biomolecules that are associated with the onset and progression of a specific disease, and thus can become new diagnostics, or biomarkers, to be used to better identify patient subgroups for more precise selection of their optimal treatment, as well as companion diagnostics to guide new pharmaceutical development for specific patient subgroups.

Biomarker discovery can be classified into 4 major sub segments, genomics, proteomics, bioinformatics and other, which is based on the technology used and class of molecule that is of interest. Genomics is focused on the analysis of DNA through the use of PCR (polymerase chain reaction) or DNA sequencing to extract genetic information from biological samples. The Human Genome Project, which was completed in 2003, marked the sequencing of an entire human genome that led to the discovery that there are 20,000 - 25,000 human genes. Proteomics is the study of proteins, which are synthesized by DNA. It is estimated that there are up to 400,000 distinct proteins in the human body. Bioinformatics is comprised of tools and technologies such as software programs that are used to analyze large sets of data. Other biomarker disciplines can include but not be limited to epigenetics, glycomics, metabolomics and transcriptomics.

In addition to the preclinical pharmaceutical research and biomarker discovery markets, the acquisition and use of molecular information is foundational to the management of all life science research and development, including in the fields of agriculture, food, environmental science, oceanography and cosmetics.

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

The following is a description of the Company’s proprietary technology portfolio:

LAESI Technology

In 2008, Protea entered into an exclusive, worldwide license agreement with George Washington University for commercial rights to the LAESI technology. LAESI is a highly-disruptive bioanalytical technology platform that enables rapid and direct identification of biomolecules in biological samples, without sample preparation. This technology creates what management believes is a breakthrough capability to identify proteins, peptides, lipids, metabolites and other biomolecules directly and rapidly. LAESI technology allows the direct identification of biomolecules in tissue sections and cells, so that the destruction of the source sample is minimalized. Extremely rapid (each analysis takes a few seconds), sensitive and quantitative, LAESI uniquely provides 2D and 3D direct imaging data, showing the distribution of biomolecules across tissue sections and individual cells. Because the source sample is preserved, proteins and metabolites can be identified and localized in cell structures, tissues and fluids.

LAESI utilizes a mid-range infrared (IR) laser pulse that rapidly (microseconds) boils the water in a given sample creating an ablation event that results in the biomolecules from that particular area being ejected vertically where they meet a stream of electrospray droplets and become charged biomolecules or ions. The ionized sample then moves through an inlet tube and into the mass spectrometer where the mass analyzer determines the mass-to-charge ratio of the representative biomolecules and their relative abundance is determined by the detector. The entire sequence of events takes less than a second, and each analysis event produces a mass spectral fingerprint, or data sets, of the biomolecules present within that “pixel” or location on the sample. Each data set produced may contain hundreds or thousands of molecular signatures.

The Company believes that our proprietary LAESI technology provides us with certain competitive advances over existing technologies, including the fact that our technology:

•	Enables direct molecular imaging – LAESI is the first technology platform to enable the analysis of the molecular content of cells and tissues without the need for sample preparation. Unbiased data is generated, in the cells’ native state;
•	Generates numerous molecules per analysis – All types of molecules can be identified, including proteins, lipids and metabolites, and hundreds of molecular identities are obtained from a single analysis;
•	Maintains tissue sample integrity – traditional platforms require extensive sample prep, such as chromatography and extractions, requiring time and potentially impacting the reproducibility of the data. Our workflow fits seamlessly with current histology methods without any additional sample preparation;
•	Provides improved resolution and analysis speed - large databases are generated in seconds to minutes, making results available the same day ; and
•	Can analyze virtually all types of biological samples – LAESI can analyze both biofluids such as blood, urine and CSF, as well as tissues, live bacterial colonies and cells. Both 2D and 3D molecular imaging of the data files are enabled.

LAESI represents a minimally invasive/minimally destructive approach to chemical analysis, which means that living cells or tissues can be monitored not only in three dimensions, but also over time. This is important for pharmaceutical development, where changes in cell metabolism need to be analyzed to assess drug efficacy or toxicity.

Patents and Intellectual Property

The Company is building a strong intellectual property position and currently owns seven patents (with additional allowed and pending applications) and has an exclusive license to thirteen additional patents and many pending applications owned by GWU.  The subjects of the patent applications include: 1) Laser Ablation Electrospray Ionization (LAESI) for high throughput and imaging mass spectrometry (2D and 3D biomolecular imaging); 2) nanopost arrays (NAPA) for high sensitivity and matrix-free analysis of biological samples in MALDI mass spectrometers; 3) novel acid-cleavable chemical surfactants; and 4) protein microscope.

Agreement with George Washington University (GWU)

In December 2008, the Company entered into an Exclusive License Agreement, as amended on February 22, 2010 (the “GWU Effective Date”), and from time to time thereafter (“GWU Agreement”) with George Washington University (Washington D.C.) (“GWU”) for the LAESI technology developed in the laboratory of Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. Under the terms of the license agreement, the Company has the exclusive, worldwide, rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of future related patent applications governed by the license agreement, and related license fees, annual royalties equal to 5% of the net sales of products and processes sold by the Company, or an affiliate that utilizes the GWU subject technology, after taking into account the annual minimum royalty fees described below, and 50% of payments received by the Company in connection with any sublicense of the technology under the GWU Agreement. On the first anniversary of either the date on which the Company first sells a product or service utilizing the technology underlying the GWU Agreement or the date on which the Company enters into its first sublicense agreement, whichever occurs first (the “First Sale Date”), the Company is required to pay GWU a non-refundable minimum royalty payment equal to $5,000. GWU is entitled to the following non-refundable minimum royalty payments on each subsequent anniversary of the First Sale Date: 2nd Anniversary: $10,000; 3rd Anniversary: $15,000; 4th Anniversary and continuing annually through the expiration or termination of the GWU Agreement: $20,000.

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

In November 2012, the Company entered into a Patent License Agreement with George Washington University (Washington D.C) for Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (Matrix) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays technology developed in the laboratory of Akos Vertes Ph.D. Under the terms of the license agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company paid a license initiation fee of $25,000 and a license diligence resource fee of $12,500 in 2013. In addition, the Company is required to pay $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,500 for the next four quarters and $6,000 for each succeeding quarter. The Company has made all the payments required under the Patent License Agreement, and the Company is otherwise in full compliance with the terms of the Patent License Agreement.

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

Research and Development

During the 2014 and 2013 fiscal years, the Company spent $2,853,078 and $2,772,926, respectively, on research and development activities. During 2014, the Company sold Proteabio Europe but retains continued involvement through an equity method investment in the Buyer. As the sale was not fully consummated due to an outstanding contingency, the transaction was not recognized until December 12, 2014. As such, the results of Proteabio Europe have been consolidated into the Company’s financial statements for the period ended December 12, 2014. Research and development expense from Proteabio Europe were $1,116,088 for the period ended December 12, 2014 compared to research and development expenses of $1,015,657 for the year ended December 31, 2013. Additionally, research and development costs increased from the prior year due to the NAPA technology initiated during 2014, which was off-set by a reduction in LAESI research and development costs. Our customers do not directly bear the cost of our research and development activities.

The Company currently devotes most of its efforts to the research and development of its material product candidates as follows:

LAESI Technology Platform

The Company's research and development costs during the fiscal years 2014 and 2013 were $1,451,000 and $1,568,000, respectively, in connection with the research and development of the Company's LAESI technology. In 2013, the research phase of the initial LAESI technology was complete and the Company initiated the marketing and distribution of the first generation LAESI (the “LAESI DP1000”). New advances and applications for the LAESI technology platform are in development, including the next generation of the LAESI platform.

NAPA Technology

The Company’s research and development costs during the fiscal year 2014 were $221,000 in connection with the research and development of the Company’s NAPA technology. In 2014, the Company initiated its NAPA research and development program in conjunction with the DARPA grant award and working with GWU. First commercial embodiments of REDIchips were used in an Early Adapter program during the fourth quarter of 2014. New advances and applications for the NAPA technology are in development to support the commercial launch of the REDIchips during the first quarter of 2015.

Sales and Marketing

The Company markets its products and services worldwide, utilizing a combination of field sales, distributors, in-house sales support and web-based marketing. The Company attends exhibitions in the U.S. and Europe to present its products, and in the last 12 months has exhibited at over 9 major industry exhibitions and over 15 regional conferences and customer seminars. As of December 31, 2014, Protea's sales and marketing staff consisted of three field sales professionals, two inside sales representatives and two marketing professionals. In addition, Protea established a global co-marketing agreement with Waters Corp. (NYSE:WAT), a major mass spectrometry focused company headquartered in Milford, Massachusetts in 2012. Protea also engages selected distributor partners in countries outside North America, and sold our products to approximately 30 countries in 2014.

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

Dependency

A small number of customers have accounted for a substantial portion of our revenues in 2014. Five customers represented 42% of gross revenues in 2014. The Company is not dependent on a limited number of customers for sale of its products and services.

Competition

The Company believes that its technology differs substantially from what is currently on the market. Bioanalytics is a major sector of the biotechnology industry, and competition is expected to be broad-based. However, the Company also believes that the mass spec industry affords opportunities for commercial partnerships, and that industry participants can also be potential partners. The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future. Many competitors, including most of the companies identified below, are much larger than Protea in terms of capital, employees and other measures of size and have been in business longer than Protea and thus may have greater market acceptance or brand recognition:

•	Imabiotech (Loos, France, http://www.imabiotech.com/?lang=en). Imabiotech develops software that enables quantitative MALDI mass spectrometry imaging and offers MALDI based mass spectrometry services to pharmaceutical and biotechnology companies.

•	Kinemed (Emeryville, CA, http://www.kinemed.com). Kinemed works with major pharmaceutical and biotechnology companies to making predictions of efficacy and toxicity to accelerate drug development and reduce the overall cost.

•	Prosolia (Indianapolis, IN, www.prosolia.com). Prosolia develops and markets DESI, a mass spectrometry imaging technology and provides DESI based services to pharmaceutical and biotechnology companies.

•	Molecular Imaging, Inc. (Ann Arbor, MI, http://www.molecularimaging.com). Molecular Imaging is a CRO that provides in vivo pharmacology and small animal in vivo imaging services to pharmaceutical and biotechnology companies.

Environmental Matters

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations. As of December 31, 2014, we did not have any accrued liabilities related to environmental matters.

Employees

As of December 31, 2014, the Company had 39 full-time employees and 1 part-time employee.

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

Item 1A. Risk Factors

RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. You should carefully consider the risks described below, together with all other information included in this prospectus including our financial statements and related notes, before making an investment decision. The statements contained in this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Business

We are an emerging growth company with a limited operating history and limited sales to date.

The Company is subject to all of the risks inherent in the establishment of an emerging growth company, including the absence of an operating history, and the risk that we may be unable to successfully develop, manufacture and sell our products. There can be no assurance that the Company will be able to execute its business plan, including without limitation the Company’s plans to develop, then manufacture, market and sell, its technologies, products and services. The Company has engaged in limited manufacturing operations to date, and although the Company believes that its plans to conduct manufacturing of its products internally will work, there is no assurance that this will be the case. The Company began to sell products and services in the fourth quarter of 2007, and sales to date are limited. There can be no assurance that the Company’s sales projections and marketing plans will be achieved as anticipated and planned. It is likely that losses will be incurred during the early stages of operations. The Company believes that its future success will depend on its ability to develop and introduce its instruments and services for mass spec molecular imaging, to meet a wide range of customer needs and achieve market acceptance. The Company cannot assure prospective investors that it will be able to successfully develop and market its products or that it will recover the initial investment that must be made to develop and market such products.

We have incurred net losses since inception.

We incurred a net loss of $11,474,770 and $11,417,670 for the fiscal years ended December 31, 2014 and 2013, respectively, and net losses of $69,867,118 since inception. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability.

Issuance of Common Stock to fund our operations or upon the exercise of outstanding warrants and options may dilute your investment.

We have been operating at a loss since inception and our working capital requirements continue to be significant. We have been supporting our business through the sale of debt and equity since inception. We will need additional funding for developing products and services, increasing our sales and marketing capabilities, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Our working capital requirements depend and will continue to depend on numerous factors, including the timing of revenues, the expense involved in development of our products, and capital improvements. If we are unable to generate sufficient revenue and cash flow from operations, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations, which may have the effect of diluting our existing stockholders or restricting our ability to run our business.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and require that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results. Equity financing, if obtained, could result in dilution to our then existing stockholders. As of the date of this filing, we have warrants to purchase an aggregate of 53,167,193 shares of Common Stock issued and outstanding. The Company also has reserved an aggregate of 4,150,000 shares of Common Stock for issuance under its 2002 Equity Incentive Plan (the “2002 Plan”) and 5,000,000 shares of Common Stock have been reserved for issuance under the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). As of the date of this filing, options to purchase an aggregate of 7,019,750 shares of Common Stock have been granted and are outstanding under the 2002 Plan and the 2013 Plan, collectively. The Company has 3,387,725 shares of the Preferred Stock outstanding which is potentially convertible into 27,525,344 shares of Common Stock.

We depend on the pharmaceutical and biotechnology industries.

Over the past several years, some areas of our businesses have grown significantly as a result of an increase in the sales of our bioanalytical instrument platform known as “LAESI®” and the increase in pharmaceutical, academic and clinical research laboratory outsourcing of their clinical drug research support activities. We believe that, due to the significant investment in facilities and personnel required to support drug development, pharmaceutical, academic and clinical research laboratories look to purchase our bioanalytical instrument platforms and solutions technology to meet and administer their drug research requirements. Our revenues depend greatly on the expenditures made by these pharmaceutical and academic/clinical research laboratory companies in research and development. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they conduct or outsource, our business could be materially adversely affected.

Changes in government regulation or in practices relating to the pharmaceutical industry could change the need for the services we provide.

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Changes in regulation, such as regulatory submissions to meet the internal research and development standards of pharmaceutical research, a relaxation in existing regulatory requirements, the introduction of simplified drug approval procedures or an increase in regulatory requirements that we may have difficulty satisfying or that make our services less competitive, could substantially change the demand for our services. Also, if the government increases efforts to contain drug costs and pharmaceutical companies profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development.

We may be affected by health care reform.

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act (“PPACA”) which is intended over time to expand health insurance coverage and impose health industry cost containment measures.  PPACA legislation and the accompanying regulations may significantly impact the pharmaceutical and biotechnology industries as it is implemented over the next several years.  In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any.

Implementation of health care reform legislation may have certain benefits but also may contain costs that could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

A reduction in research and development budgets at pharmaceutical companies and clinical research institutions may adversely affect our business.

Our customers include researchers at pharmaceutical companies and academic/clinical research laboratory institutions. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to outsource their product equipment and service needs. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical companies and spending priorities and institutional budgetary policies of academic/ clinical research organizations. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and academic/ clinical research companies. Similarly, economic factors and industry trends that affect our clients in these industries also affect our business.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Five customers accounted for approximately 42% of our gross revenue in fiscal 2014 and five customers accounted for approximately 53% of our gross revenues in fiscal 2013. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single pharmaceutical or academic/ clinical research laboratory company may account for 5% or more of our gross revenue or that our business may be dependent on one or more large projects. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

We may bear financial risk if we underprice our contracts or overrun cost estimates.

Since some of our contracts are structured as fixed price or fee-for-service, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. Such underpricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

A default in our credit facility could materially and adversely affect our operating results and our financial condition.

The Company has an outstanding line of credit with United Bank. This credit facility requires us to adhere to certain contractual covenants. If there were an event of default under our credit facility that was not cured or waived, the lenders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under the credit facility, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments becoming due on the credit facility. Please see Note 4, Bank Line of Credit, for additional detail regarding our credit facility.

We might incur expense to develop products that are never successfully commercialized.

We have incurred and expect to continue to incur research and development and other expenses in connection with our products business. The potential products to which we devote resources might never be successfully developed or commercialized by us for numerous reasons, including:

•	inability to develop products that address our customers’ needs;
•	competitive products with superior performance;
•	patent conflicts or unenforceable intellectual property rights;
•	demand for the particular product; and
•	other factors that could make the product uneconomical; and
•	termination of pre-existing license agreements.

Incurring expenses for a potential product that is not successfully developed and/or commercialized could have a material adverse effect on our business, financial condition, prospects and stock price.

Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could adversely impact our financial condition and business.

Our activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials and chemicals. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our insurance coverage and ability to pay. Any contamination or injury could also damage our reputation, which is critical to getting new business. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and if changes are made to impose additional requirements, these costs could increase and have an adverse impact on our financial condition and results of operations.

Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While all of our operations have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

We rely on third parties for important services.

We depend on third parties to provide us with services critical to our business. The failure of any of these third parties to adequately provide the needed services including, without limitation, licensed intellectual property rights, could have a material adverse effect on our business.

We license a significant portion of our Intellectual Property from third parties; if the Company fails to remain in compliance with these agreements the Company’s business may be adversely affected.

The Company has entered into a number of technology license agreements with various universities for the exclusive use of a significant portion of the patent-based intellectual property that the Company uses. While the Company is currently in compliance with the respective terms of these agreements, if there be one or more breaches thereunder, such as the failure to pay the applicable royalties, and one or more of these agreements are terminated, the Company will not be able to use such technology and the Company’s business may be adversely affected.

We may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop.

The Company faces risks and uncertainties related to intellectual property rights. The Company may be unable to obtain or maintain its patents or other intellectual property protection for any products or processes that it may develop; third parties may obtain patents covering the manufacture, use or sale of these products or processes which may prevent the Company from commercializing its technology; or any patents that the Company may obtain may not prevent other companies from competing with it by designing their products or conducting their activities so as to avoid the coverage of the Company’s patents.

Since patent applications in the U.S. are maintained in secrecy for at least portions of their pendency periods (published on U.S. patent issuance or, if earlier, 18 months from earliest filing date for most applications) and since other publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we are the first to make the inventions to be covered by our patent applications. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents.

Proceedings to obtain, enforce or defend patents and to defend against charges of infringement are time consuming and expensive activities, and it is possible that the Company could become involved in such proceedings. Unfavorable outcomes in these proceedings could limit the Company’s activities and any patent rights that the Company may obtain, which could adversely affect its business or financial condition. Even if such proceedings ultimately are determined to be without merit, they can be expensive and distracting for the Company’s operations and personnel.

In addition, the Company’s success will depend in part on the ability of the Company to preserve its trade secrets. The Company cannot ensure investors that the obligations to maintain the confidentiality of trade secrets or proprietary information will not wrongfully be breached by employees, consultants, advisors or others or that the Company’s trade secrets or proprietary know how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no legal recourse.

We are in a highly competitive market.

The Company is engaged in the highly competitive field of biotechnology. Competition from numerous existing biotechnology companies and others entering the proteomics field is intense and expected to increase. Many of these companies are larger, more established and recognized in the marketplace, and/or have substantially greater financial and business resources than the Company. Moreover, competitors who are able to develop and to commence commercial sales of their products before the Company could do so enjoy a significant competitive advantage. Likewise, innovations by competitors could cause the Company’s products or services to become obsolete or less attractive in the marketplace, adversely affecting sales and/or sales projections. The Company cannot assure investors that its technology will enable it to compete successfully in the future.

We may expand our business through acquisitions.

We occasionally review acquisition candidates. Factors which may affect our ability to grow successfully through acquisitions include:

•	inability to obtain financing;

•	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
•	diversion of management’s attention from current operations;

•	the possibility that we may be adversely affected by risk factors facing the acquired companies;

•	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our Common Stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

•	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and

•	loss of key employees of the acquired companies.

We are dependent on certain key personnel.

The success of the Company is dependent to a significant degree upon the skill and experience of its founders and other key personnel including Stephen Turner, Matthew Powell, Greg Kilby, Edward Hughes, Steve O’Loughlin and others. The loss of the services of any of these individuals would adversely affect the Company’s business. Although the Company has obtained key man life insurance policies on Mr. Turner, its President and CEO, there is no assurance that policy proceeds would cover all potential costs or operational challenges that would result from the loss of services from Mr. Turner and in any event such policy would not cover the lives or loss of these other individuals. The Company cannot assure prospective investors that it would be able to find adequate replacements for these key individuals. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract and retain highly skilled employees, who are in great demand.

We are developing products in a rapidly evolving field and there are no assurances that the results of our research and development efforts will not be rendered obsolete by the research efforts and technological activities of others.

The bioanalytics field in which the Company is developing products is rapidly evolving. The Company cannot assure prospective investors that any results of the Company’s research and development efforts will not be rendered obsolete by the research efforts and technological activities of others, including the efforts and activities of governments, major research facilities, and large multinational corporations. While the Company believes that its initial efforts to develop its bioanalytics technology platform have been successful thus far, there can be no assurance that the Company will be able to successfully expand its operations in the future, to commercialize, market and sell products and services at projected levels, or to fully develop the technology in a timely and successful manner.

There is no assurance that the Company’s manufacturing plans will be successful.

The Company employs internal and contract manufacturing. There is no assurance that the Company’s manufacturing plans will be successful. While the Company has a quality assurance program for its products, there nonetheless is inherent in any manufacturing process the risk of product defects or manufacturing problems that could result in potential liability for product liability risks.

Sale of European Subsidiary

As described in greater detail under in the “Business” and “Certain Relationships and Related Transactions” section below, on December 12, 2014 the Company completed the sale of 100% of the issued and outstanding capital stock of ProteaBio Europe SAS (“Protea Europe”), a wholly-owned subsidiary of Protea Biosciences, Inc., the Company’s wholly owned subsidiary, to AzurRx BioPharma, Inc. (the “Buyer”) pursuant to the terms and conditions of a Stock Purchase and Sale Agreement (the “SPA”), dated as of May 21, 2014 (such transaction, the “Sale”). Effective upon the closing of the Sale, Thijs Spoor, a former director of the Company, was appointed to serve as a director and the Executive Chairman of the Buyer. While the Board did not establish a special committee to evaluate the fairness of this related party transaction or obtain a fairness opinion, the Board nevertheless believes that the terms of the transaction are no less favorable to the Company and its shareholders than such terms that would have been obtained from an unaffiliated third party.

In connection with the consummation of the Sale, the Company received $300,000, inclusive of the forgiveness of a $100,000 Company note. While the SPA contemplates certain contingent payments to the Company, there can be no assurance that the Company will ever recoup its $4 million investment in Protea Europe.

Unfavorable general economic conditions may materially adversely affect our business.

While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our products or services, which could cause our revenue to decline. Also, our customers that are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. Moreover, we rely on obtaining additional capital and/or additional funding to provide working capital to support our operations. We regularly evaluate alternative financing sources. Further changes in the commercial capital markets or in the financial stability of our investors and creditors may impact the ability of our investors and creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner. For these reasons, among others, if the economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

Risks Relating to Ownership of Our Securities

We may not have sufficient authorized shares of Common Stock

We are authorized to issue 250,000,000 shares of Common Stock of which shares 66,588,600 are currently issued and outstanding. After giving effect to the issuances of the shares of Common Stock underlying outstanding Preferred Stock, warrants and options (as described herein) and all other Common Stock equivalents, there would be, on a fully diluted basis, approximately 84,834,000 issued and outstanding shares of Common Stock. While we have covenanted to always reserve sufficient shares of Common Stock to meet the Company’s obligations under outstanding warrants and Preferred Stock, there is no assurance the Company will be able to do so. The Company obtained written consent from a majority of the Company’s stockholders to authorize the Company’s Board of Directors to file a certificate of amendment to the Company’s certificate of incorporation with the Secretary of State of Delaware to increase the total authorized number of shares of the Company’s Common Stock from 200,000,000 to 250,000,000 within twelve months of September 4, 2014. Nevertheless, if the Company fails to deliver the requisite number of shares of Common Stock upon conversion of Preferred Stock and/or the exercise of the warrants, it may face substantial monetary penalties.

There is no active public trading market for our Common Stock and we cannot assure you that an active trading market will develop in the near future.

Our Common Stock is quoted under the symbol “PRGB” in the over-the-counter markets, including the OTC Markets tier of the OTC Markets Group, Inc. ; however it is not listed on any stock, exchange and there is currently very limited trading in our securities. We cannot assure you that an active trading market for our Common Stock will develop in the future due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. There may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for our Common Stock will develop or be sustained. You may not be able to liquidate your shares quickly or at the market price if trading in our Common Stock is not active.

There is limited liquidity on the OTC Markets which may result in stock price volatility and inaccurate quote information.

OTC Markets is a significantly more limited trading market than the New York Stock Exchange or The NASDAQ Stock Market, which may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future. When fewer shares of a security are being traded on the OTC Markets, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of order entry. Future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative, volatile and thinly traded.

Our share price could be volatile and our trading volume may fluctuate substantially.

The market price of our common shares may experience volatility. Many factors could have a significant impact on the future price of our common shares, including:

•	our failure to successfully implement our business objectives;
•	compliance with ongoing regulatory requirements;
•	market acceptance of our products;
•	technological innovations, new commercial products or drug discovery efforts and clinical activities by us or our competitors;
•	changes in government regulations;
•	general economic conditions and other external factors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	the degree of trading liquidity in our common shares; and
•	our ability to meet the minimum standards required for remaining listed on the OTC Markets.

These factors also include ones beyond our control, such as market conditions within our industry and changes in pharmaceutical and biotechnology industries. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our Common Stock.

Our Common Shares are a penny stock. Trading of our Common Shares may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our common shares.

Our common shares are deemed to be a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock as well as the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the common shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common shares.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our shares.

We have established Preferred Stock which can be designated by the Company’s board of directors without shareholder approval.

The Company has authorized 10,000,000 shares of Preferred Stock, of which 3,337,725 shares of Series A Convertible Preferred Stock are issued and outstanding. The shares of Preferred Stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company prior to the issuance of any shares thereof. The Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. In each such case, we will not need any further action or vote by our stockholders. One of the effects of undesignated Preferred Stock may be to enable the board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of Preferred Stock pursuant to the board of director's authority described above may adversely affect the rights of holders of Common Stock. For example, Preferred Stock issued by us may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock. Accordingly, the issuance of shares of Preferred Stock may discourage bids for the Common Stock at a premium or may otherwise adversely affect the market price of the Common Stock.

Most of our total outstanding shares are subject to a market standoff agreement which provides that the purchaser will not sell, assign or otherwise transfer or dispose of any Common Stock, warrants or other securities of the Company if so requested by an underwriter for a period not to exceed 180 days.  If our securities are locked up at the request of any underwriter, and there are substantial sales of shares of our Common Stock, the price of our Common Stock could decline, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our Common Stock available for sale.

Most of our total outstanding shares are subject to a market standoff agreement which provides that the purchaser will not, sell, assign or otherwise transfer or dispose of any Common Stock, warrants or other securities of the Company if so requested by an underwriter for a period not to exceed 180 days.  If our securities are locked up at the request of any underwriter, the price of our Common Stock could decline if there are substantial sales of our Common Stock following the “lock-up” period, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our Common Stock available for sale.

Our Certificate of Incorporation provides our directors with limited liability.

Our Certificate of Incorporation states that our directors shall not be personally liable to us or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of the Delaware General Corporation Law or shall be liable because the director (1) shall have breached his duty of loyalty to us or our stockholders, (2) shall have acted not in good faith or in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, shall have acted not in good faith or in a manner involving intentional misconduct or a knowing violation of law, or (3) shall have derived an improper personal benefit. Article Seven further states that the liability of our directors shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as it may be amended. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

Certain provisions of our Certificate of Incorporation and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Certificate of Incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of our stockholders.

We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibit the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. This statute has the effect of making it more difficult to effect a change in control of a Delaware company.

We are subject to the “seasoning” requirements imposed by the NYSE Euronext, NYSE MKT, and the NASDAQ Stock Market which will make us ineligible to list and trade on a national exchange until after trading for at least one year in the over-the-counter markets (or some other national or foreign regulated exchange), unless we are able to complete a firm commitment underwritten public offering with gross proceeds of at least $40 million.

Because of our status as a former SEC-reporting shell company, we are subject to SEC rules which require such companies to (1) trade in the over-the-counter markets (or some other national or foreign regulated exchange) for at least one year following the filing with the SEC of all required information about the reverse merger, including audited financial statements for the combined entity and (2) to timely file all required periodic reports with the SEC, including one annual report that includes audited financial statements for a full fiscal year commencing after filing the required information about the reverse merger, before seeking to “uplist” to a national securities exchange like NASDAQ, NYSE MKT or NYSE Euronext. We completed a reverse merger in September of 2011 and our Form 10-K filed for the fiscal year ended December 31, 2012 includes audited financial statements for a full fiscal year commencing after filing our Current Report on Form 8-K containing Form 10 information following the reverse merger. This means we will not be eligible to apply for listing on such exchanges until a market maker has filed a Form 211 to initiate trading and our securities begin to trade in the over-the-counter markets for at least one year. We may only bypass the requirements set forth above if we can complete a firm commitment underwritten public offering with gross proceeds of at least $40 million. As a result, our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional working capital through subsequent financings. In the event we do seek the listing of our Common Stock on a national securities exchange such as NASDAQ, NYSE MKT or NYSE Euronext, we cannot assure you that we will be able to meet the initial listing standards of either of these or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of these or any other stock exchange.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

As a public reporting company, we require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our internal controls over financial reporting were ineffective due to a lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements, an inconsistency to establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives, and insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to SEC investigation and civil or criminal sanctions.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. In the future, if our securities are listed on a national exchange, we may also be required to comply with marketplace rules and the heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934, as amended. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” for up to five years following our initial public offering, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders collectively beneficially own approximately 45% of our outstanding Common Stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our Common Stock may be limited by Delaware state law. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our Common Stock.

You should consult your own independent tax advisor regarding any tax matters arising with respect to the securities offered in connection with the Resale.

Participation in the Resale could result in various tax-related consequences for investors. All prospective purchasers of the resold securities are advised to consult their own independent tax advisors regarding the U.S. federal, state, local and non-U.S. tax consequences relevant to the purchase, ownership and disposition of the resold securities in their particular situations.

IRS CIRCULAR 230 DISCLOSURE: TO ENSURE COMPLIANCE WITH REQUIREMENTS IMPOSED BY THE INTERNAL REVENUE SERVICE, WE INFORM YOU THAT ANY U.S. TAX ADVICE CONTAINED HEREIN (INCLUDING ANY ATTACHMENTS) IS NOT INTENDED OR WRITTEN TO BE USED, AND CANNOT BE USED, FOR THE PURPOSE OF AVOIDING PENALTIES UNDER THE INTERNAL REVENUE CODE. IN ADDITION, ANY U.S. TAX ADVICE CONTAINED HEREIN (INCLUDING ANY ATTACHMENTS) IS WRITTEN TO SUPPORT THE “PROMOTION OR MARKETING” OF THE MATTER(S) ADDRESSED HEREIN. YOU SHOULD SEEK ADVICE BASED ON YOUR PARTICULAR CIRCUMSTANCES FROM YOUR OWN INDEPENDENT TAX ADVISOR.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS FILING, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT THE COMPANY’S BUSINESS OPERATIONS AND THE VALUE OF THE COMPANY’S SECURITIES.

1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently leases laboratory and office space at 955 Hartman Run Road, Morgantown, West Virginia 26505. The space consists of approximately 11,000 square feet, leased from the Monongalia County Development Authority. The lease term expired on December 31, 2012 and has been on a month-to-month status since January 2013. In 2014, the base monthly rental obligation was $18,417. The Company is in discussion to renew the lease. As of December 31, 2014, the Company was in arrears on one month’s rent payment or $18,417.

The Company also leases an additional facility of approximately 10,412 square feet located at White Birch Towers II, 1311 Pineview Drive, Suite 501, Morgantown, WV 26505. The lease has an initial five-year term beginning on April 1, 2012. The rent during the initial term is equal to $16.10 per square foot per year or $13,969 per month. The Company has the exclusive option to renew the term of the lease for an additional five years following the expiration of the Initial Term. The renewal option must be exercised at least 120 days prior to the end of the initial term. If the renewal option is exercised, the rent payable during the renewal period will be equal to $17.75 per square foot per year. We had the option to terminate the lease after reaching the thirty-seventh month of the initial term upon 90 days advance written notice to the lessor and the payment of an amount equal to two months’ rent. As of December 31, 2014, the Company was in arrears on one month’s rent payment or $13,969.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

There are currently no pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. As far as we are aware, no governmental authority is contemplating any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on OTC Markets under the symbol “PRGB”; however, it is not listed on any stock exchange, and there is currently very limited trading in our Common Stock. The quotation of our Common Stock began on or about April 7, 2014. On February 12, 2015, the last reported sale price for our common stock was $0.60 per share.

As of the date of this report, the Company had 66,588,600 shares of our Common Stock issued and outstanding held by approximately 501 stockholders of record.

The Company has outstanding:

•	Preferred Stock convertible into 27,525,344 shares of our Common Stock;
•	Warrants to purchase up to 53,167,193 shares of our common stock at exercise prices ranging between $0.375 and $2.25 per share, subject to adjustment in certain circumstances as provided therein; and
•	Options to purchase up to 7,019,750 shares of our common stock at a weighted average exercise price of $0.92 per share, subject to adjustment in certain circumstances as provided therein.
•	An obligation to issue 10,122,067 shares of Common Stock related to anti-dilution protection rights to various stockholders.
•	Warrants issuable to the placement agent for our winter 2014/2015 private placement to purchase an aggregate of up to 2,718,571 shares of Common Stock at exercise price equal to $0.25 per share.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on the OTC Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our Common Stock is very thinly traded and, thus, pricing of our Common Stock on the OTC Market does not necessarily represent its fair market value.

Period	High	Low
Quarter ending June 30, 2014 (from April 11, 2014)	$2.100	$0.700
Quarter ending September 30, 2014	0.880	0.510
Quarter ending December 31, 2014	0.550	0.200
Quarter Ending March 31, 2015 (through February 10, 2015)	0.400	0.255

Dividends

We have not declared any cash dividends since inception and we do not anticipate paying any dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors our board might deem relevant. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Sales of Unregistered Equity Securities

Unit Offering

In closings between October 31 and December 31, 2014, the Company received $6,675,452 in aggregate gross cash proceeds from 97 accredited investors in connection with the sale of approximately 66.75 units (each a “Unit” and collectively, the “Units”) of its securities in a private placement offering to accredited investors (as defined in Regulation D under the Securities Act). Each Unit consisted of (i) 50,000 shares of Series A convertible Preferred Stock, par value $0.0001 per share, (ii) and a three-year warrant to purchase 200,000 shares of our Common Stock at an exercise price of $0.375 per share (the “Investor Warrants”) for an aggregate of 3,337,725 shares of the Company’s Preferred Stock and Investor Warrants to purchase an aggregate of 13,350,898 shares of the Company’s Common Stock issued at the Initial Closing in connection with the cash proceeds received.

Each share of preferred stock has a stated value equal to $2.00, subject to increase in certain circumstances (the “Stated Value”). Each share of Series A Preferred Stock will automatically convert into shares of Common Stock determined by dividing the Stated Value by $0.25 per share on February 17, 2015. The holders of the Series A Preferred Stock are entitled to receive dividends at the rate of 6.0% per annum for as long as the Series A Preferred Stock is outstanding, payable upon conversion in shares of our Common Stock, valued at the most recent closing price per share of the Common Stock reported on OTC Markets. Under certain circumstances, the holders have voluntary conversion rights, and they are entitled to certain anti-dilution protections. The holders of Series A Preferred Stock vote together with the holders of Common Stock on an as converted basis. The Series A Preferred Stock contains certain covenants restricting the Company’s right to, among other things, incur debt or liens or repurchase or pay dividends on Common Stock.

Upon the occurrence of certain events, each holder has the right to require the Corporation to, (a) redeem each share of Preferred Stock then held by such holder in cash or shares of Common Stock or (b) increase the dividend rate on the Preferred Stock held to 18% per annum.

Until the first anniversary of the final closing of the Unit offering, upon any issuance by the Company or any of its subsidiaries of Common Stock or certain or Common Stock equivalents pursuant to which the Company raises gross proceeds greater than $1,000,000 of Common Stock or Common Stock equivalents, each investor in the Series A Preferred Stock will have the right to participate in such financing in an amount up to such investor’s proportionate share of such financing based on such investor’s participation in the Unit offering.

In connection with the Initial Closing, the Company also paid to a FINRA registered broker dealer that acted as the placement agent (the “Placement Agent”) an aggregate of $746,496 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant (the “Placement Agent Warrant”) to purchase an aggregate of 2,658,571 shares of Common Stock at exercise price equal to $0.25 per share.

All of the Units and securities underlying the Units issued in the Offering were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act. The Company did not engage in any general advertisement or general solicitation in connection with the offering of the Units. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

The Company agreed to file a registration statement with the Securities and Exchange Commission to register for resale (i) all common stock issuable upon conversion of the Series A preferred stock and the shares of common stock issuable upon exercise of the Investor Warrants and the Placement Agent Warrants.

Stock Options

During the fourth quarter of 2014, the Company granted no options to purchase shares of Common Stock.

Consultant Shares

On December 1, 2014, the Company issued 300,000 shares of Common Stock to a consultant as compensation for services performed with a value equal to $162,000. The Company also paid $60,000 to the consultant in connection with the consulting agreement, with a remaining $60,000 to be paid.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2002, the Board of Directors of the Company adopted the 2002 Equity Incentive Plan (the “2002 Plan”) that governs equity awards to employees, directors and consultants of the Company. There were 4,150,000 shares of common stock reserved for issuance under the Plan. Following the Reverse Merger, and in accordance with the Plan, the Company’s Board of Directors approved the substitution of the shares of the Company’s common stock underlying the options granted under the Plan with shares of Common Stock of the Company, subject to any further approvals or actions as may be required to ensure that the implementation of the substitution is in accordance with all state and federal rules and regulations that may be applicable.

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

On February 8, 2013, the Board of Directors of the Company adopted, and the company’s stockholders subsequently approved, the 2013 Equity Incentive Plan, (the “2013 Plan”), which governs equity awards to employees, directors and consultants of the Company. The 2013 Plan has a term of ten years and permits the grant of qualified incentive stock options, non-qualified stock options, restricted stock awards as well as performance based cash compensation awards. Under the 2013 Equity Incentive Plan, an additional 5,000,000 shares of common stock are reserved for issuance.

As of December 1, 2014, our stockholders approved an amendment to the 2013 Plan to permit the Board to increase the number of shares of common stock issuable under the 2013 Plan on January 1 of each year in an amount equal to the lesser of: (i) 10,000,000 shares of common stock or the equivalent of such number of shares after the Administrator (as defined in the 2013 Plan), in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with Section 11(a) of the 2013 Plan; (ii) 15% of the shares of common stock issued and outstanding as of the last day of the prior year; or (iii) an amount determined by the Board.

The Board of Directors has the power to amend, suspend or terminate the 2013 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2013 Plan	3,965,000	$0.55	1,035,000

Equity compensation plans not approved by security holders – 2002 Plan	3,054,750	$1.41

Total	7,019,750	$0.92	1,035,000

As of December 31, 2014, options to purchase up to 7,019,750 share of common stock have been granted under the 2002 Plan and the 2013 Plan of which 4,596,467 shares are vested. The following table summarizes information about stock options granted at December 31, 2014 under both the 2002 Plan and the 2013 Plan:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			133,625
$0.55	3,890,000			1,525,217
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,126,000			2,092,875
$2.00	214,750			214,750
$0.50 - $2.00	7,019,750	6.69	$0.92	4,596,467	$1.11

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

Overview

The Company is engaged in developing and commercializing proprietary life science technologies, products and services that are used to identify the molecules that are produced by living cells and all life forms. The Company has developed a revolutionary platform technology which enables the direct analysis, mapping and display of molecular information in living cells and tissue samples. The technology platform offers novel molecular information capabilities useful for the pharmaceutical, diagnostic, agricultural and life science industries.

During 2014, the Company sold Proteabio Europe but retains continued involvement through an equity method investment of AzurRx BioPharma, Inc., the Buyer of Proteabio Europe. As the sale was not fully consummated due to an outstanding contingency, the transaction was not recognized until December 12, 2014. (See Note 3, Subsidiary Sale). As such, the results of Proteabio Europe have been consolidated into the Company’s financial statements for the period ended December 12, 2014.

Since inception, the Company has relied primarily on sales of its securities to fund its operations. The Company has never been profitable, and we cannot assure you that we will be profitable in the future. From inception through December 31, 2014, our loss from operations totaled $69,867,118 and our net loss for the year ended December 31, 2014 totaled $11,474,770. The Company has a credit facility of $3 million with United Bank, Inc. with a balance of $3 million outstanding as of December 31, 2014. Interest is payable monthly and the loan is due on demand. During 2014, the Company raised $3,595,000 in short term borrowings from stockholders of which $2,146,869 was later converted into common stock and $1,420,351 was repaid to various stockholders.  In 2014, the Company raised an aggregate of approximately $6,675,452 in connection with sales of its securities.

The Company will continue to require substantial funds to advance the research and development of our core technologies to continue to develop new products and services based upon our proprietary molecular information technologies. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly, developing corporate development partnerships to advance our drug and molecular information technology development activities for sharing the costs of development and commercialization.  We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, there are no assurances that we will be able to secure additional funding.

Going Concern

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We take advantage of the extended transition period for complying with new or revised accounting standards.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2014 Compared to the Fiscal Year Ended December 31, 2013

We earned revenue of $1,768,312 for the fiscal year ended December 31, 2014 as compared to revenue of $1,223,492 for the fiscal year ended December 31, 2013, an increase of $544,820, or approximately 45%. During the year ended December 31, 2014, the Company realized service revenues of $504,750 compared to $199,220 for the year ended December 31, 2013. Service clients include major pharmaceutical, biotechnology, chemical and medical device companies. The Company sold five LAESI units for total revenue of $743,250 compared to five units in 2013 for total revenue of $651,584. In addition, the Company received grant revenues associated with the initiation of a DARPA grant totaling $120,171.

Cost of revenue totaled $871,904 for the year ended December 31, 2014 compared to cost of revenue of $932,780 for the year ended December 31, 2013, a decrease of $60,876 or 7%. During 2014, the Company engaged a new contract manufacture of the LAESI unit, which substantially lowered the cost of each unit sold. The Company realized gross profits of $896,408 for the year ended December 31, 2014 compared to $290,712 for the year ended December 31, 2013.

Selling, general and administrative expenses totaled $8,736,478 for the fiscal year ended December 31, 2014, compared to $7,842,673 for the fiscal year ended December 31, 2013, an increase of $893,805 or approximately 11%. The increase in selling, general and administrative expenses relates largely to increased salary and personnel costs associated with hiring new staff as well as additional services rendered by outside vendors and consultants in 2014.

Research and development expense totaled $2,853,078 for the fiscal year ended December 31, 2014, compared to research and development expense of $2,772,926 for the fiscal year ended December 31, 2013, an increase of $80,152 or approximately 3%. During 2014, the Company sold Proteabio Europe but retains continued involvement through an equity method investment in the Buyer. As the sale was not fully consummated due to an outstanding contingency, the transaction was not recognized until December 12, 2014. As such, the results of Proteabio Europe have been consolidated into the Company’s financial statements for the year ended December 31, 2014. Research and development expense from Proteabio Europe were $1,116,088 for the period ended December 12, 2014 compared to research and development expenses of $1,015,657 for the year ended December 31, 2013. In addition, research and development costs increased from the prior year due to the NAPA technology initiated during 2014 and included expenses of $221,477 for the year ended December 31, 2014. No research and development expense related to NAPA was recognized in 2013. Research and development expenses were partially off-set as a result of continued transition from development to production of the LAESI technology. In connection with the research and development of the Company's LAESI technology, the Company recorded research and development costs of $1,451,000 and $1,568,000 for the fiscal years 2014 and 2013, respectively,

As a result, loss from operations for the fiscal year ended December 31, 2014 was $10,693,148, compared to a loss from operations of $10,324,887 for the fiscal year ended December 31, 2013. This is an increase of $368,261 or 4% from the prior year.

During the fiscal year ended December 31, 2014, we had other expense of $781,622 as compared to other expense for the fiscal year ended December 31, 2013 of $1,092,783. Other expense increased as a result of the change in fair market value on derivatives related to anti-dilution protection on certain securities and interest expense incurred on new debt originated in 2014, but is more than off-set by a gain of $1,245,712 on the sale of Proteabio Europe.

After foreign currency translation adjustments of $(23,455) and $29,568, respectively, we had a total comprehensive loss of $11,498,225, or $0.17 per share, for the fiscal year ended December 31, 2014 as compared to a total comprehensive loss of $11,388,102, or $0.25 per share, for the fiscal year ended December 31, 2013.

Cash Requirements

We have experienced negative cash flows from operations since inception. To date, our operations since inception have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We will continue to require substantial funds to advance our research products and services. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly, developing corporate development partnerships to advance our molecular information technology development activities for sharing the costs of development and commercialization. We may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, there are no assurances that we will be able to secure additional funding. In addition, the Company has worked closely with various state agencies that financed our long and short term debt to provide deferral of loan payments and other modification to our debt. (See Note 7 to our consolidated financial statements.) These factors raise substantial doubt about our ability to continue as a going-concern.

With a goal of raising capital in early to mid-2015, the Company will be working closely with our financial advisors to determine our tactical approach to the equity markets, with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from retail or institutional investing communities, while limiting dilution to our current shareholders.

During the latter half of 2014, the Company’s molecular information services division has signed new contracts with large-to-mid market pharmaceutical companies. The Company believes that these contracts have the potential to provide more routine workflow, resulting in increased revenues and more consistent cash flows in 2015.

Based on our current spending levels, management estimates that the Company will need approximately $8,550,000 in additional working capital, exclusive of cash flows from revenue, to maintain current operations through the end of 2015.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets equal to $931,344 comprised of $322,877 in cash and cash equivalents, $273,914 in trade accounts receivable, $119,230 in other receivables, $161,301 in inventory and $54,022 in prepaid expenses.  This compares with total current assets equal to $2,508,502 as of December 31, 2013 comprised of $1,086,330 in cash and cash equivalents, $216,864 in trade accounts receivable, $435,278 in other receivables, $465,334 in inventory and $304,696 in prepaid expenses. The Company's total current liabilities as of December 31, 2014 were equal to $7,765,562, comprised of $1,457,800 in current maturities on long term debt, $1,253,385 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $1,381,498 in loans payable to shareholders, $154,058 in derivative liabilities, and $518,821 in other payables and accrued expenses.  This compares with total current liabilities of $6,848,692 as of December 31, 2013 comprised of $1,054,053 in current maturities on long term debt, $759,021 in trade accounts payable, $2,725,000 in connection with the United Bank line of credit, $465,883 in loans payable to shareholders, $151,981 in Obligations related to the Letter of Credit, $623,587 in derivative liabilities and $1,069,167 in other payables and accrued expenses.

Our working capital deficit was $(6,834,218) at December 31, 2014 as compared to a working capital deficit of $(4,340,190) at December 31, 2013. The change in working capital of approximately $2,494,028 from December 31, 2013 to December 31, 2014 was primarily attributable to the decrease in cash and cash equivalents and increase in short and long term debt, and loans payable to stockholders.

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

Equity Method Investments

The Company’s 33% interest in AzurRx BioPharma, Inc. (“AzurRx”) is accounted for on the equity method. AzurRx is a private biotechnology company formed to focus on the development of the early stage pharmaceutical assets of ProteaBio Europe. Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee Company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee Company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee Company is reflected in the caption “Income from equity method investments” in the Consolidated Statements of Income. The Company’s carrying value in an equity method Investee company would be reflected in the caption “Equity method investments” in the Company’s Consolidated Balance Sheets.

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

Revenues from grants are based upon internal costs that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by the Company that are related to the grants.

Research and Development Credit

The Company follows the policy of charging the costs of research and development to expense as incurred. Research and Development expense disclosed on the Consolidated Statement of Operations is net of the French Government Research Credit, which was $379,737 in 2014 and $398,285 in 2013.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 84,834,000 and 56,711,000 at December 31, 2014 and 2013, respectively.

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

Estimating the fair value for stock options for each grant requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on the volatility of similar entities whose share information is publicly available. The expected term represents the average time that options are expected to be outstanding and is estimated based on the average of the contractual term and the vesting period of the options as provided in SEC Staff Accounting Bulletin 110 as the “simplified” method. The risk-free interest rate for periods approximating the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are zero as we have no plans to issue dividends on common stock.

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

None

Item 9A. Controls and Procedures

Report on Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, in light of the weaknesses in internal controls over financial reporting, described below, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2014. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (1) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Despite the existence of the material weaknesses above, we believe that our consolidated financial statements contained in this Form 10-K fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with our annual audit for the year ended December 31, 2014, it came to management’s attention that controls as described above; constitute material weaknesses in disclosure controls and internal control over financial reporting.

As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

In connection with our annual audit for the year ended December 31, 2013, it came to management’s attention that certain equity and embedded derivative instruments were not properly recorded during 2013. The derivative liability related to common stock issuances, detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and common stock, warrants issued to the placement agents for financial instrument issuances, and the expense associated with certain equity transactions which were not properly recorded due to their complexity. In early 2014, our management team took immediate action and remediated this material weakness by engaging an independent valuation firm to assist in valuing our derivative liabilities. In addition, the Company invested in a web-based accounting research solution, which provides access to research, analysis, discussion, financial interpretation and regulations drawing on various governing bodies, such as the SEC, FASB, IASB, etc.

In addition, due to the departure of our Information Technology/Network Administrator in June 2014, which left insufficient resources in the information technology department, management concluded that the Company’s controls were ineffective over information technology. Our management team again took immediate action and remediated this material weakness by engaging an independent information technology firm to assist with managing information technology (‘IT’) services; such as 24/7 monitoring of the IT infrastructure, database management, backup processes, logical access and other key IT controls while employing sound change management practices.

Remediation

Our management team is taking immediate action to remediate the material weaknesses disclosed above, including:

•	Engaging additional resources to evaluate and write the necessary policies;
•	Providing increased training on our internal controls and procedures, including these remedial measures, to our personnel.

The aforementioned assumes that we are able to secure sufficient additional working capital. While certain aspects of these remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2015.

Item 9B. Other Information

On February 12, 2015, Edward Hughes announced his resignation as Chief Financial Officer of the Company effective February 27, 2015. The resignation was not a result of any disagreement with the Company, the Company’s management, or the Company’s independent auditors on any matter of accounting principles or practices, financial statement disclosure, or internal controls.

Mr. Hughes will continue to perform his duties, as Chief Financial Officer until February 27, 2015. The Company anticipates that it will enter into a separation agreement with Mr. Hughes, which is expected to include a two-month consulting arrangement to assist with transition beginning on March 1, 2015. The Company will continue to pay the Company’s portion of his health care benefits until December 31, 2015. The Company is currently seeking a replacement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position	Officer/Director Since

Stephen Turner	69	Chief Executive Officer and Chairman of the Board	2001	*
Edward Hughes	61	Chief Financial Officer	2010	*
Matthew Powell	39	Vice President, Research & Development	2011	*
Gregory Kilby	45	Vice President, Operations	2014
Steven O’Loughlin	29	Vice President, Corporate Finance and Development	2014
Stanley Hostler	86	Secretary and Director	2006	*
Steven Antoline	58	Director	2010	*
Leonard Harris	78	Director	2003	*
Ed Roberson	69	Director	2009	*
Scott Segal	59	Director	2008	*
Roderick Jackson	74	Director	2011	*
C. Andrew Zulauf	51	Director	2012
Josiah T. Austin	67	Director	2013

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

Matthew Powell, Ph.D. is Vice President, Research & Development and Chief Science Officer since 2011. He received his Ph.D. in Analytical Chemistry from West Virginia University in 2005 at which time he joined the Company. Dr. Powell is considered by the Company to be an expert in the field of biological mass spectrometry and is an inventor of several proprietary bioanalytical technologies in development at the Company.

Gregory W. Kilby, Ph.D. is Vice President, Operations, Director. Dr. Kilby has over 18 years of experience in applying advanced biological mass spectrometry to areas of research including structural biology, protein characterization, and proteomics to support drug discovery and development and to support the sales of liquid chromatography mass spectrometry (LCMS) analytical equipment into the life sciences, government, academic, and applied markets in the Americas. Prior to joining Protea, Dr. Kilby held a position in Thermo Fisher Scientific of Director, North America Life Sciences Mass Spectrometry Application and Demonstration Laboratories, leading a team responsible for providing product demonstrations and application services to support quota performance and business growth of the Thermo Scientific life sciences mass spectrometry portfolio in North America. Before joining Thermo Fisher Scientific in 2012, Dr. Kilby held several positions in Agilent Technologies, starting as a senior Proteomics and BioPharma applications scientist as well as being responsible for developing and implementing two state of the art Demonstration Centers of Excellences (COE) in Wilmington DE and Santa Clara CA, showcasing Agilent’s entire breadth of analytical technologies portfolio. In 2007, Dr. Kilby moved to a management position within Agilent responsible for managing the two COE facilities and two satellite laboratories across North America and the respective mass spectrometry applications scientist, administrative and logistics staff. Prior to his work at Agilent, Dr. Kilby held, from 1998 to 2004, several senior positions in the Discovery Technologies Department with Pfizer Global Research & Development, culminating in Research Associate, responsible for leading a team of scientists to provide advanced mass spectrometry support for structural biology and therapeutic area projects and as part of Pfizer's global proteomics center of emphasis (COE). Dr. Kilby received his Ph.D. in Analytical Chemistry from the University of Wollongong, Australia in 1996.

Steven O’Loughlin is Vice President, Corporate Finance & Development effective as of August 4, 2014. He joined Protea in August 2012 as Director of Corporate Development. Prior to joining Protea, he served as Regional Manager for Caliber I.D. (OTCQB:LCDX) (formerly Lucid, Inc.), a cellular imaging and diagnostics company based in Rochester, New York from June 2010 through July 2012. At Caliber I.D., he was responsible for the commercialization of the company’s FDA 510(K) cleared diagnostic product, the VivaScope 1500®as well as in assisting the company in the development of its corporate finance activities and reimbursement strategy. Mr. O’Loughlin was Assistant Vice President of Healthcare Investment Banking with Forge Financial from September 2009 until June 2010 and Jesup & Lamont from February 2008 until August 2009, where he helped advise public and private life sciences companies on capital raising, merger & acquisition and corporate growth strategies. Mr. O’Loughlin holds a Bachelor of Science degree in business administration with a concentration in finance from the Ramapo College of New Jersey.

Stanley Hostler is Secretary and Director. He has been a Director of the Company since January 2006 and Vice President and Secretary since June 2006. Mr. Hostler is an attorney with a career practice in the field of labor and employment law. From 2000 to 2010 he served as Special Assistant to the Governor of the State of West Virginia. From 2002 to 2004 he served as Counsel to the Prim Law Firm. From 2000 to 2010 he served on the West Virginia University Foundation Board of Directors, and from 1995 to 2010 on the Advisory Committee of the WVU School of Medicine. He is a Graduate of the West Virginia University School of Law (1965). Mr. Hostler’s legal experience and business contacts and relationships with West Virginia University and the State of West Virginia have been an asset to the Company and led the board to determine that he should serve as a director of the Company.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2014 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Steve Turner	1	1	None
Edward Hughes	1	1	None
Matthew Powell	1	1	None
Stanley Hostler	1	1	None
Scott Segal	3	3	None
Leonard Harris	2	2	None
Ed Roberson	1	1	None
Rod Jackson	1	1	None
Steven Antoline	2	2	None
Summit Resources, Inc.	2	2	None
Josiah T. Austin	4	4	None
El Coronado Holdings, LLC	4	4	None

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

Corporate Governance

Our Board of Directors has an Audit Committee and Compensation Committee. Our Board of Directors has not yet adopted procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee

Ed Roberson, Stan Hostler, and Leonard Harris are each members of our Audit Committee. The Audit Committee’s function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audit of our financial statements. Ed Roberson is currently serving as audit committee chairman and audit committee financial expert. Ed Roberson and Leonard Harris is, and Mr. Hostler is not independent under the definition contained in the rules of The Nasdaq Stock Market. The Audit Committee is governed by a written charter approved by the Board of Directors.

Compensation Committee

Steve Antoline, Leonard Harris and Josiah Austin are each members of the Compensation Committee. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and will administer the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). All members of the Compensation Committee are independent under the definition of independence contained in the rules of The Nasdaq Stock Market.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Insider Participation in Meetings of Directors

Other than Mr. Turner, our Chief Executive Officer and President, all of our remaining directors are independent directors. All matters to be acted upon where potential conflicts exist between our executive officers and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the non-interested directors. During the year ended December 31, 2014, Mr. Turner did not participate in deliberations of the Company's Board of Directors concerning his compensation.

Item 11. Executive Compensation

The following table illustrates the compensation paid by Protea to its Chief Executive Officer, its three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and who earned in excess of $100,000. We refer to these individuals as the “Named Executive Officers”. We do not currently have employment agreements with our Named Executive Officers, although we may enter into such agreements in the future. The disclosure is provided for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Benefits ($) (1)	Option Award ($) (2)	Total ($)
Stephen Turner, Chief Executive Officer, President	2014	240,000	-	18,819	130,600	389,819
	2013	240,000	-	16,026	-	256,026
Edward J. Hughes, Chief Financial Officer	2014	145,600	-	17,472	-	163,072
	2013	145,600	-	17,253	-	162,853
Matthew Powell, Vice President, R&D, CSO	2014	151,357	2,500	17,901	17,647	189,405
	2013	146,150	-	17,608	-	163,758
Gregory Kilby, Vice President, Operations	2014	210,000	-	18,313	27,961	256,274
	2013	36,346	15,000	10,777	-	62,123
Steven O’Loughlin, Vice President, Corporate	2014	131,000	-	7,746	17,647	156,393
Finance and Development	2013	105,231	-	7,615	21,991	134,837

(1)	Other benefits include living allowances, insurance benefits paid by company, professional dues and cell phone reimbursement.
(2)

The amount included in the “Option Awards” column does not reflect compensation actually received by the Named Executive Officer but represents the compensation cost that we recognized in each year presented, determined in accordance with FASB ASC 718. The valuation assumptions used in determining such amounts are described in Note 8 of our financial statements for the fiscal year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards granted to our Named Executive Officers that were outstanding on December 31, 2014.

	Option Awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Options Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen Turner	100,000		-	-	$0.80	6/07/2016	-	-	-	-
	250,000		-	-	$1.50	4/23/2020	-	-	-	-
	-		700,000	-	$0.55	2/27/2024	-	-	-	-

Edward J. Hughes	90,000		-	-	$1.50	10/05/2020	-	-	-	-

Matthew Powell	80,000		-	-	$0.50	12/15/2015	-	-	-	-
	100,000		-	-	$1.25	1/19/2017	-	-	-	-
	40,000		-	-	$1.50	12/31/2019	-	-	-	-
	10,000	(1)	70,000	-	$0.55	4/1/2024	-	-	-	-

Gregory Kilby	28,125	(1)	121,875	-	$0.55	2/3/2014	-	-	-	-

Steven O’Loughlin	42,361	(1)	57,639	-	$0.55	5/6/2023	-	-	-	-
	10,000	(1)	70,000	-	$0.55	4/1/2024	-	-	-	-
(1)	Options vest in 25% increments over a four-year vesting schedule. Grant dates are ten years prior to expiration date.

The Company has not granted stock awards to our Named Executive Officers that were outstanding on December 31, 2014.

Board Compensation

During the fiscal year ended December 31, 2014, our Board of Directors did not receive any compensation for their services as directors.

The following table provides information about equity awards granted to members of our Board of Directors in prior years that were outstanding on December 31, 2014.

	Number of Securities Underlying Unexercised Options			Options	Options
Name	Exercisable		Not Exercisable	Exercise Price ($)	Expiration Date
Stanley Hostler	100,000		-	$0.80	6/07/2016
	100,000		-	$1.50	9/17/2020
	250,000		-	$0.55	3/22/2023
	16,000		-	$1.50	12/31/2017
	48,000		-	$1.50	12/31/2018
	48,000		-	$1.50	12/31/2019
	48,000		-	$1.50	12/31/2020
	36,000		-	$1.50	12/31/2021
	12,000		-	$1.50	12/31/2021
	44,000		-	$2.00	11/30/2022
	4,000		-	$0.50	12/31/2022
	48,000		-	$0.55	12/31/2023
	12,000		-	$0.55	3/31/2024

Steven Antoline	100,000		-	$1.50	4/23/2020

Leo Harris	100,000		-	$0.80	6/07/2016
	100,000		-	$1.50	9/17/2020
	250,000		-	$0.55	3/22/2023

Ed Roberson	100,000		-	$1.50	4/23/2020
	24,750	(1)	75,250	$0.55	1/1/2024

Scott Segal	100,000		-	$1.50	5/30/2018
	250,000		-	$0.55	3/22/2023

Roderick Jackson	100,000		-	$1.50	11/1/2020

C. Andrew Zulauf	-		-	-	-

Josiah T. Austin	95,083	(1)	54,917	$0.55	1/28/2023

(1)	Options vest in 33% increments over a three-year vesting schedule. Grant dates are ten years prior to expiration date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of February 13, 2015 with respect to the holdings of Common Stock (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of the date of this filing. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 66,588,600 shares of Common Stock and 3,387,725 shares of Preferred Stock outstanding as of December 31, 2014 plus, for each individual, any securities that individual has the right to acquire within 60 days of December 31, 2014.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name and Address of Beneficial Owner	Title	Beneficially Owned*		Percent of Class**
Officers and Directors
Stephen Turner	Chief Executive Officer and Chairman of the Board	2,671,525	(1)	2.82%
Stanley Hostler	Secretary and Director	9,705,221	(2)	9.93%
Edward Hughes	Chief Financial Officer	90,000	(3)	*
Matthew Powell	Director of Research & Development and Chief Science Officer	230,000	(4)	*
Greg Kilby	Chief Bioanalytics Officer	28,125	(5)	*
Steven O’Loughlin	Vice President of Corporate Finance and Development	52,361	(6)	*
Steve Antoline	Director	11,583,912	(7)	11.45%
Leonard Harris	Director	4,185,093	(8)	4.35%
Ed Roberson	Director	527,466	(9)	*
Scott Segal	Director	3,458,482	(10)	3.62%
Roderick Jackson	Director	336,044	(11)	*
Andrew Zulauf	Director	2,919,198	(12)	3.07%
Josiah T. Austin	Director	20,605,528	(13)	19.07%
Officers and Directors as a Group (total of 13 persons)		56,392,955		45.31%

5% Stockholders
El Coronado Holdings, LLC		20,510,446	(14)	19.00%
Summit Resources, Inc.	-	8,983,197	(15)	8.98%

* Represents ownership under 1%.

** Assumes conversion of outstanding Preferred Stock into Common Stock.

(1)	Includes 2,153,372 shares of common stock, 168,153 shares of common stock to be acquired upon the exercise of warrants and 350,000 shares of common stock to be acquired upon the exercise of stock options.
(2)	Includes 3,454,390 shares of common stock, 1,630,204 shares of common stock to be acquired upon the exercise of warrants and 766,000 shares of common stock to be acquired upon the exercise of stock options. Also includes 2,481,659 shares of common stock held by Mr. Hostler’s wife, Virginia Child and 1,113,422 shares of common stock to be acquired upon the exercise of warrants held by Mr. Hostler’s wife, Virginia Child. Also includes 148,312 shares of common stock and 111,234 shares of common stock to be acquired upon the exercise of warrants jointly held by Stanley Hostler and Virginia Child.
(3)	Includes 90,000 shares of common stock to be acquired upon the exercise of stock options.
(4)	Includes 230,000 shares of common stock to be acquired upon the exercise of stock options.
(5)	Includes 28,125 shares of common stock to be acquired upon the exercise of stock options.
(6)	Includes 52,361 shares of common stock to be acquired upon the exercise of stock options.
(7)	Includes 1,514,048 shares of common stock and 986,667 shares of common stock to be acquired upon the exercise of warrants owned of record by the Steve A. Antoline 2006 Irrevocable Trust (the "Antoline Trust"). Also includes 3,051,184 shares of common stock and 5,932,013 shares of common stock to be acquired upon the exercise of warrants owned of record by Summit Resources, Inc. As the trustee of the Antoline Trust and president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by the Antoline Trust and Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by the Antoline Trust and Summit Resources, Inc. Includes 100,000 shares of common stock to be acquired upon the exercise of stock options.
(8)	Includes 2,160,991 shares of common stock 883,222 shares of common stock to be acquired upon the exercise of warrants, 690,880 shares of common stock through the conversion of 84,847 shares of Series A Convertible Preferred Stock and 450,000 shares of common stock to be acquired upon the exercise of stock options.
(9)	Includes 167,600 shares of common stock, 117,260 shares of common stock to be acquired upon the exercise of warrants and 124,750 shares of common stock to be acquired upon the exercise of stock options. Also includes 67,856 shares of common stock and warrants to purchase 50,000 shares of common stock owned of record by Morgan Keegan & Co, Inc., an IRA account of Ed Roberson.

(10)	Includes 1,957,161 shares of common stock, 725,305 shares of common stock to be acquired upon the exercise of warrants, 426,016 shares of common stock through the conversion of 52,319 shares of Series A Convertible Preferred Stock and 350,000 shares of common stock to be acquired upon the exercise of stock options.
(11)	Includes 136,044 shares of common stock, 100,000 shares of common stock to be acquired upon the exercise of warrants and 100,000 shares of common stock to be acquired upon the exercise of stock options.
(12)	Includes 2,082,809 shares of common stock, 436,389 shares of common stock to be acquired upon the exercise of warrants, and 400,000 shares of common stock to be acquired upon the conversion of debt. The holder’s address is 1012 Kanawha Boulevard East, 5th Floor, Charleston, West Virginia 25301. Andrew Zulauf, the Executive Director of WVJIT and a director of the Company, may be deemed to have voting and investment control over these securities.
(13)	Includes 6,674,725 shares of common stock and 8,033,816 shares of common stock to be acquired upon the exercise of warrants and 5,801,904 shares of common stock through the conversion of 712,531 shares of Series A Convertible Preferred Stock. Also includes 95,083 shares of common stock to be acquired upon the exercise of stock options held by Josiah T. Austin. Josiah T. Austin is a managing member of El Coronado Holdings and a director of the Company and may be deemed to have voting and investment control over these securities.

(14)	Includes 6,674,725 shares of common stock and 8,033,816 shares of common stock to be acquired upon the exercise of warrants and 5,801,904 shares of common stock through the conversion of 712,531 shares of Series A Convertible Preferred Stock. Josiah T. Austin is a managing member of El Coronado Holdings and a director of the Company and may be deemed to have voting and investment control over these securities.
(15)	Includes 3,051,184 shares of common stock and 5,932,013 shares of common stock to be acquired upon the exercise of warrants. As president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of common stock and the shares of common stock to be acquired upon the exercise of warrants held of record by Summit Resources, Inc.

Item 13. Certain Relationships and Related Transactions and Director Independence

During 2014, the Company sold Proteabio Europe but retains continued involvement through an equity method investment of AzurRx BioPharma, Inc., the Buyer of Proteabio Europe. As the sale was not fully consummated due to an outstanding contingency, the transaction was not recognized until December 12, 2014. (See Note 3, Subsidiary Sale). As such, the results of Proteabio Europe have been consolidated into the Company’s financial statements for the period ended December 12, 2014.

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

On March 21, 2013, the Company issued and sold an aggregate of 1,370,000 shares the Company’s common stock and a warrant (to purchase 1,027,500 shares of Common Stock for aggregate gross proceeds of $685,000 to El Coronado in accordance with the terms and conditions of that certain Securities Purchase Agreement, dated March 21, 2012 . The warrant (the “Warrant”) is exercisable for a term of five years from the issue date of the Warrant, at an exercise price of $1.10 per share.

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

On November 1, 2013, the Company issued 100,000 shares of common stock to El Coronado for aggregate proceeds of $50,000. The issuance also included two warrants, (a) a 1 year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share and (b) a 5 year warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share

During 2014, the Company received advances equal to an aggregate of $265,000 from Stanley Hostler, a director of the Company. The Company has repaid $125,000 to Stanley Hostler. No terms of repayment have been specified on the remaining aforementioned advances as of the date of this Memorandum.

On May 22, 2014 and October 10, 2014, the Company received advances equal to $30,000 from Steve and Nancy Turner, our Chief Executive Officer and director of the Company and his spouse. The Company has repaid $20,000 to Steve Turner. No terms of repayment have been specified on the remaining aforementioned advance as of the date of this Memorandum.

On October 10, 2014, the Company received an advance equal to an aggregate of $25,000 from Rod Jackson, a director of the Company. The Company has repaid $25,000 to Rod Jackson.

In October 2014, the Company received an advance equal to an aggregate of $165,000 from Steve Antoline, a director of the Company. The Company has repaid $165,000 to Steve Antoline.

On October 27, 2014, the Company received an advance equal to an aggregate of $25,000 from Josiah Austin a director of the Company. The Company has repaid $25,000 to Josiah Austin.

On March 17, 2014, the Company received an advance equal to $175,000 from El Coronado Holdings, Inc. (“El Coronado”). Josiah Austin is the managing member of El Coronado and a director of the Company. On April 2, 2014, in exchange for the advance, the Company entered into a Note Purchase Agreement, and issued a convertible one-year promissory note to El Coronado, in the aggregate principal amount of $175,000 to accrue simple interest at the rate of 10% per annum in an offering of up to $2M (each a “Spring 2014 Related Party Note”). Each $100,000 of outstanding principal and accrued unpaid interest underlying the Spring 2014 Related Party Note is automatically convertible into units consisting of 153,846 shares of common stock and warrants to purchase 76,923 shares of common stock at an exercise price of $0.98 per share or such alternate conversion rate as shall be consistent with the terms of a subsequent financing of the Company of at least $2 million in gross proceeds. On April 2, 2014, May 9, 2014, May 15, 2014, May 29, 2014, June 9, 2014, June 20, 2014, June 30, 2014, July 11, 2014, August 14, 2014 and September 11, 2014, the Company issued Spring 2014 Related Party Notes for $175,000, $150,000, $50,000, $175,000, $150,000, $25,000, $200,000, $120,000, $170,000 and $160,000 to El Coronado Holdings. These notes were converted to Preferred Stock on October 31, 2014.

On April 25, 2014, the Company issued a Spring 2014 Related Party Notes for $100,000 to Scott Segal, a director of the Company. On May 22, 2014, July 30, 2014 and September 11, 2014, the Company issued Spring 2014 Related Party Notes for $50,000, $75,000 and $40,000, respectively, to Leo Harris, a director of the Company. These notes were converted to Preferred Stock on October 31, 2014.

On March 26, 2014, April 10, 2014 and April 25, 2014, the Company received an advance equal to $400,000, $200,000 and $50,000 respectively from Summit Resources, Inc. (“Summit”). On April 2, April 11 and May 30, 2014, in exchange for advances, the Company entered into a Note and Warrant Purchase Agreement and issued (a) one-year promissory notes to Summit in an aggregate principal amount of $650,000 to accrue simple interest at the rate of 10% per annum and (b) five-year warrants to purchase up to 650,000 shares of common stock at an exercise price of $0.80 per share. On July 8, 2014, the Company issued an additional one-year promissory note to Summit in an aggregate principal amount of $300,000 to accrue simple interest at the rate of 10% per annum and (b) five-year warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.80 per share. On July 18, the Company received an additional $65,000 from Summit. On August 1, 2014, the Company issued an additional one-year promissory note to Summit in an aggregate principal amount of $65,000 to accrue simple interest at the rate of 10% per annum and a five year warrant to purchase up to 65,000 shares of common stock at an exercise price of $0.80 per share. On August 21, 2014, the Company issued an additional one-year promissory note to Summit in an aggregate principal amount of $150,000 to accrue simple interest at the rate of 10% per annum and a five year warrant to purchase up to 150,000 shares of common stock at an exercise price of $0.80 per share. On September 2, 2014, the Company issued an additional one-year promissory note to Summit in an aggregate principal amount of $175,000 to accrue simple interest at the rate of 10% per annum and a five year warrant to purchase up to 175,000 shares of common stock at an exercise price of $0.80 per share. On September 26, 2014, the Company issued an additional one-year promissory note to Summit in an aggregate principal amount of $75,000 to accrue simple interest at the rate of 10% per annum and a five year warrant to purchase up to 75,000 shares of common stock at an exercise price of $0.80 per share. The company has repaid $250,000 plus interest to Summit related to the August 28, 2014 and September 26, 2014 notes.

Director Independence

Our determination of the independence of directors is made using the definition of “independent” contained in Rule 5605(a)(2) of The Nasdaq Stock Market. On the basis of information solicited from each director, the Board has determined that each of our directors, with the exception of Mr. Turner, is independent within the meaning of such rule.

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Schneider Downs & Co, Inc. (“Schneider Downs”) and Malin Bergquist & Co., LLP (“Malin”) during the fiscal year ended December 31, 2014 and 2013 (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed by Schneider Downs for such professional services rendered for the audit of our annual financial statements were $110,000 for the year ended December 31, 2014 and $80,000 for the year ended December 31, 2013. The aggregate fees billed by Malin for such professional services rendered for the review of our quarterly financial statements were $22,500 for the year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed by Schneider Downs for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were$0 for the years ended December 31, 2014 and $3,373 for the years ended December 31, 2013.

Tax Fees

The aggregate fees billed by Schneider Downs for such professional services for tax compliance, tax advice, and tax planning were $14,977 for the year ended December 31, 2014 and no fees for December 31, 2013. The aggregate fees billed by Malin for such professional services for tax compliance, tax advice, and tax planning were $12,125 for the year ended December 31, 2013.

All Other Fees

The aggregate fees billed by Schneider Downs for such professional services were $37,300in 2014 and $13,311 in 2013 and by Malin for such professional services were $11,663 for the year ended December 31, 2013.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description	Exhibit Location
2.1	Merger Agreement by and among Protea Biosciences, Inc., SRKP 5, Inc., and SRKP 5 Acquisition Corp. Inc.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

3.1	Certificate of Incorporation.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.2	Bylaws.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

3.4	Certificate of Amendment to Certificate of Incorporation.	Form 8-K filed with the Securities and Exchange Commission on June 24, 2013 and incorporated herein by this reference.

3.5	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.	Form 8-K filed with the Securities and Exchange Commission on November 5, 2014 and incorporated herein by this reference.

4.1	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of convertible debentures.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.2	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of Class A common stock.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.3	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.4	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.5	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.6	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.7	Commercial Promissory Note between Protea Biosciences, Inc. and United Bank (formerly Centra Bank, Inc.), dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.8	Form of Promissory Note issued by Protea Biosciences, Inc. in connection with the sale of promissory notes.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.9	Form of Warrant issued by Protea Biosciences, Inc. in connection with the sale of promissory notes	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.10	Form of Convertible Promissory Note issued by Protea Biosciences, Inc. in connection with the sale of convertible promissory notes	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.11	Form of Warrant issued to El Coronado Holdings, LLC.	Form 8-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by this reference.

4.12	Warrant to purchase common stock of the Company issued to Summit Resources, Inc. in connection with Warrant and Reimbursement Agreement.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.13	Form of Placement Agent Warrant issued in connection with the Fall 2012 Offering.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.14	Form of Warrants to purchase common stock issued in connection with the Spring 2013 Direct Issuances.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.15	Form of Promissory Note for $1,500,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.16	Form of Warrant for $1,500,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.17	Form of Convertible Promissory Note for $2,000,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

10.1	Share Cancellation Agreement dated as of September 2, 2011 by and between the registrant and the Persons signatory thereto.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.2	Amended and Restated Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated February 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.3	Second Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated January 14, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.4	Third Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated April 27, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.5	Fourth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated June 21, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.6	Fifth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated September 10, 2012.	Filed herewith.

10.7	Sixth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated July 30, 2013	Filed herewith.

10.8	Exclusive License Agreement between Johns Hopkins University and Protea Biosciences, Inc., dated June 9, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.9	Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated September 19, 2001.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.10	Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated December 21, 2005.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.11	1st Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated March 8, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.12	2nd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated November 20, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.13	3rd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated April 11, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.14	4th Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated January 24, 2008.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.15	Joint Research and Development Agreement between Laboratories Mayoly Spindler SAS, Protea Biosciences, Inc. and Proteabio Europe SAS, dated March 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.16	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.17	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.18	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.19	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.20	Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.21	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.22	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.23	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.24	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.25	Amended and Restated Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.26	Commercial Loan Agreement between United Bank (formerly Centra Bank, Inc.) and Protea Biosciences, Inc., dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.27	First Amendment to Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated December 11, 2002.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.28	Equipment Lease Agreement between Monogalia County Development Authority and Protea Biosciences, Inc., dated March 12, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.29	Form of Convertible Promissory Notes, dated December 20, 2011*.	Form 8-K filed with the Securities and Exchange Commission on December 28, 2011 and amended on April 16, 2012 and incorporated herein by this reference.

10.30	Share Cancellation Agreement dated as of September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.31	Lease Agreement, dated January 25, 2012, by and between Protea Biosciences, Inc. and White Birch Properties LLC.	Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and incorporated herein by this reference.

10.32	Form of Convertible Promissory Notes, dated as of April 16, 2012, issued to directors and certain related parties*.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.1 and amended on June 15, 2012 and incorporated herein by this reference.

10.33	10% Convertible Debenture, dated as of April 18, 2012, issued to the West Virginia Jobs Investment Trust Board.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.2 and amended on October 31, 2012 and incorporated herein by this reference.

10.34	Secured Convertible Note and Investment Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.35	Security Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.36	Loan Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.37	Promissory Note, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.38	Security Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.39	Guaranty, dated as of May 22, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.40	Guaranty, dated as of June 6, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.41	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.1 and amended on September 25, 2012 and incorporated herein by this reference.

10.42	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler. *	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.2 and amended on September 25, 2012 and incorporated herein by this reference.

10.43	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.3 and amended on September 25, 2012 and incorporated herein by this reference.

10.44	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Scott Segal with respect to the April Note by and between the Company and Scott Segal.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.4 and amended on September 25, 2012 and incorporated herein by this reference.

10.45	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the April Note by and between the Company and Stanley Hostler.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.5 and amended on September 25, 2012 and incorporated herein by this reference.

10.46	Convertible Promissory Note Addendum, dated as of June 18, 2012, executed by Virginia Child with respect to the April Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.6 and amended on September 25, 2012 and incorporated herein by this reference.

10.47	Convertible Promissory Note Addendum, dated as of June 22, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.48	Convertible Promissory Note Addendum, dated as of July 2, 2012, executed by Leonard Harris with respect to the April Note by and between the Company and Leonard Harris.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.8 and amended on September 25, 2012 and incorporated herein by this reference.

10.49	Letter Agreement, dated June 18, 2012, by and between the Company and the WVJITB.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.50	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler.*	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.51	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.52	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.53	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Scott S. Segal with respect to the April Note by and between the Company and Scott S. Segal.*	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.54	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Stanley M. Hostler with respect to the April Note by and between the Company and Stanley M. Hostler.*	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.55	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Virginia E. Child with respect to the April Note by and between the Company and Virginia E. Child.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.56	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.57	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Leonard P. Harris with respect to the April Note by and between the Company and Leonard P. Harris.*	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.58	Letter Agreement, dated as of October 31, 2012, executed by the Company and WVJITB.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.59	Form of Convertible Promissory Notes, dated as of November 30, 2012, issued to directors and certain related parties.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.60	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley M. Hostler with respect to the September Note by and between the Company and Stanley M. Hostler.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.61	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Scott Segal with respect to the September Note by and between the Company and Scott Segal.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.62	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Leo Harris with respect to the September Note by and between the Company and Leo Harris.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.63	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Virginia Child with respect to the September Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.64	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Summit Resources, Inc. with respect to the September Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.65	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Ed Roberson with respect to the September Note by and between the Company and Ed Roberson.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.66	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley Hostler and Virginia Child with respect to the September Note by and between the Company, Stanley Hostler and Virginia Child.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.8 and incorporated herein by this reference.

10.67	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stephen Turner with respect to the September Note by and between the Company and Stephen Turner.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.9 and incorporated herein by this reference.

10.68	Convertible Promissory Note Due April 1, 2013, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the note by and between the Company and El Coronado Holdings, LLC.*	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.69	Warrant to Purchase common stock, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the warrant by and between the Company and El Coronado Holdings, LLC.*	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.70	Securities Purchase Agreement, dated as of March 21, 2013 by and between the Company and El Coronado Holdings, LLC.*	Form 8-K filed with the Securities and Exchange Commission on January 24, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.71	Warrant and Reimbursement Agreement, dated March 6, 2013 by and between the Company and Steve Antoline.*	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.72	2013 Equity Incentive Plan.*	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.73	Form of Securities Purchase Agreement by and between the Company and investors in the Spring 2013 Direct Issuances.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.74	Form of Conversion Agreement.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.75	Form of Conversion Warrant.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.76	Form of Bridge Note Purchase Agreement.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.77	Form of Bridge Note.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.78	Form of Bridge Noteholder Warrant.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.79	Convertible Promissory Note Addendum, dated as of August 6, 2013, executed by Nancy Turner with respect to the September 2012 Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on August 12, 2013 and incorporated herein by this reference.

10.80	Form of Related Party Advance Note Purchase Agreement.*	Form 8-K filed with the Securities and Exchange Commission on October 30, 2013 and incorporated herein by this reference.

10.81	Form of Related Party Advance Note.*	Form 8-K filed with the Securities and Exchange Commission on October 30, 2013 and incorporated herein by this reference.

10.82	Patent License Agreement between the Company and George Washington University.	Form 10-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by this reference.

10.83	Memorandum of Understanding, dated March 19, 2014, by and between the Company and BioPharma d’Azur, Inc.	Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 and incorporated herein by this reference.

10.84	Option Agreement, dated March 27, 2014, by and between the Company, ProteaBio Europe SAS and BioPharma d’Azur, Inc.	Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 and incorporated herein by this reference.

10.85	Stock Purchase and Sale Agreement, dated May 21, 2014, by and among the Company, Protea Biosciences, Inc., ProteaBio Europe SAS, and AzurRx BioPharma, Inc.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

10.86	Form of Unit Purchase Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering	To be filed by amendment

10.86	Form of Subscription Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering	To be filed by amendment

10.87	Form of Registration Rights Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering	To be filed by amendment

10.88	Form of Warrant issued to investors in the Company’s winter 2014-2015 private placement offering	Filed herewith

14.1	Code of Ethics.	Form 10-KSB, as filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by this reference.

21.1	List of Subsidiaries.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Furnished herewith. This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

32.2	Section 1350 Certification of Principal Financial And Accounting Officer	Furnished herewith. This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

EX-101.INS	XBRL Instance Document	Filed herewith.

EX-101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

______________ * Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2015	PROTEA BIOSCIENCES GROUP, INC.

	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer

	By:	/s/ Edward Hughes
Edward Hughes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2015	/s/ Stephen Turner
Stephen Turner, Chief Executive Officer and
Director

Date: February 13, 2015	/s/ Edward Hughes
Edward Hughes, Chief Financial Officer

Date: February 13, 2015	/s/ Steven Antoline
Steven Antoline
Director

Date: February 13, 2015	/s/ Leonard Harris
Leonard Harris
Director

Date: February 13, 2015	/s/ Stanley Hostler
Stanley Hostler
Director

Date: February 13, 2015	/s/ Roderick Jackson
Roderick Jackson
Director

Date: February 13, 2015	/s/ Ed Roberson
Ed Roberson
Director

Date: February 13, 2015	/s/ Scott Segal
Scott Segal
Director

Date: February 13, 2015	/s/ C. Andrew Zulauf
C. Andrew Zulauf
Director

Date: February 13, 2015	/s/ Josiah T. Austin
Josiah T. Austin
Director

PROTEA BIOSCIENCES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Protea Biosciences Group, Inc.

We have audited the accompanying consolidated balance sheets of Protea Biosciences Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and shareholders’ equity for each of the years in the two-year period ended December 31, 2014 and December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protea Biosciences Group, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 and December 31, 2013, in conformity with generally accepted accounting principles.

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

/s/ SCHNEIDER DOWNS& CO., INC.

Pittsburgh, Pennsylvania

February 13, 2015

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$322,877	$1,086,330
Trade accounts receivable, net	273,914	216,864
Other receivables	119,230	435,278
Inventory	161,301	465,334
Prepaid expenses	54,022	304,696
Total current assets	931,344	2,508,502

Property and equipment, net	2,960,090	2,886,176

Other noncurrent assets	136,693	23,249

Total Assets	$4,028,127	$5,417,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities on short and long-term debt	$1,457,800	$1,054,053
Accounts payable	1,253,385	759,021
Bank line of credit	3,000,000	2,725,000
Loans payable to stockholders, net of discount	1,381,498	465,883
Derivative liabilities	154,058	623,587
Obligation related to the letter of credit, net of discount	-	151,981
Other payables and accrued expenses	518,821	1,069,167
Total current liabilities	7,765,562	6,848,692

Long-term debt - net of current portion	1,817,237	1,580,260

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; 3,337,725 and none issued or outstanding at December 31, 2014 and December 31, 2013)	334	-
Common stock ($.0001 par value; 200,000,000 shares authorized; 66,588,600 and 65,442,735 shares issued and outstanding at December 31, 2014 and December 31, 2013)	6,659	6,545
Additional paid in capital	64,305,743	55,351,613
Accumulated deficit	(69,867,118)	(58,392,348)
Accumulated other comprehensive (loss) income	(290)	23,165
Total Stockholders' Equity (Deficit)	(5,554,672)	(3,011,025)
Total Liabilities and Stockholders' Equity	$4,028,127	$5,417,927

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Operations and Total Comprehensive Loss

See Accompanying Notes to Financial Statements

	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013

Gross revenue	$1,768,312	$1,223,492
Cost of revenue	(871,904)	(932,780)
Gross profit	896,408	290,712

Selling, general, administrative expenses	(8,736,478)	(7,842,673)
Research and development expense	(2,853,078)	(2,772,926)
Loss from operations	(10,693,148)	(10,324,887)

Other income (expense):
Interest and exchange income (expense)	27,072	13,129
Interest expense	(745,277)	(746,159)
Debt conversion cost	-	(724,623)
Loss on asset disposal	(19,144)	(15,116)
Gain on subsidary sale	1,245,712	-
Change in fair value of derivative	(1,289,985)	379,986
Total other income (expense)	(781,622)	(1,092,783)

Loss before income taxes	(11,474,770)	(11,417,670)
Income taxes	-	-

Net loss	(11,474,770)	(11,417,670)
Foreign currency translation adjustment	(23,455)	29,568
Total comprehensive loss	$(11,498,225)	$(11,388,102)

Net loss per share - basic and diluted	$(0.17)	$(0.25)
Weighted average number of shares outstanding - basic and diluted	67,762,628	45,044,638

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

See Accompanying Notes to Financial Statements

	Stock Par Value Common $0.0001 (1)		Additional Paid	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	Income (Loss)	(Deficit)
December 31, 2012	31,879,247	$3,188	$39,074,062	$(46,974,678)	$(6,403)	$(7,903,831)
Issuance of stock for cash (net of issuance cost of $1,826,718)	21,164,846	2,116	8,753,589	-	-	8,755,705
Issuance of stock upon conversion of convertible debentures	11,289,895	1,130	5,643,818	-	-	5,644,948
Issuance of stock for services	581,247	58	299,936	-	-	299,994
Issuance of stock under anti-dilution provision	527,500	53	(53)	-	-	-
Stock-based compensation expense	-	-	872,967	-	-	872,967
Stock warrants issued as part of convertible debentures	-	-	763,659	-	-	763,659
Stock warrants issued for related party debt and letter of credit	-	-	304,390	-	-	304,390
Stock warrants issued to placement agent	-	-	597,133	-	-	597,133
Recognition of derivative liabilities	-	-	(957,888)	-	-	(957,888)
Net loss	-	-	-	(11,417,670)	-	(11,417,670)
Foreign currency translation adjustment	-	-	-	-	29,568	29,568
December 31, 2013	65,442,735	$6,545	$55,351,613	$(58,392,348)	$23,165	$(3,011,025)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

See Accompanying Notes to Financial Statements

	Stock Par Value Preferred $0.0001		Stock Par Value Common $0.0001		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
December 31, 2013	-	$-	65,442,735	$6,545	$55,351,613	$(58,392,348)	$23,165	$(3,011,025)
Issuance of preferred stock for cash (net of issuance cost of $814,604)	2,264,238	227	-	-	3,713,645	-	-	3,713,872
Issuance of preferred stock upon conversion of convertible debentures	1,073,487	107	-	-	2,146,868	-	-	2,146,975
Issuance of stock for services (net of issuance cost of $105,168)	-	-	1,112,348	111	880,262	-	-	880,373
Stock options exercised	-	-	25,000	2	19,263	-	-	19,265
Stock warrants exercised	-	-	8,517	1	(1)	-	-	-
Stock-based compensation expense	-	-	-	-	283,481	-	-	283,481
Stock warrants issued for services and debt	-	-	-	-	150,409	-	-	150,409
Stock warrants issued to placement Agent	-	-	-	-	(1,861)	-	-	(1,861)
Recognition of derivative liabilities	-	-	-	-	(9,298)	-	-	(9,298)
Anti-dilution shares to be issued	-	-	-	-	1,771,362	-	-	1,771,362
Net loss	-	-	-	-	-	(11,474,770)		(11,474,770)
Foreign currency translation adjustment	-	-	-	-	-	-	(23,455)	(23,455)
December 31, 2014	3,337,725	$334	66,588,600	$6,659	$64,305,743	$(69,867,118)	$(290)	$(5,554,672)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,474,770)	$(11,417,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	825,780	844,888
Non-cash compensation	283,481	872,967
Issuance of common stock and warrants for services	1,035,462	345,678
Issuance of preferred and common stock for accrued interest	70,976	372,232
Accretion of convertible debenture discount	192,421	137,552
Debt conversion costs associated with inducement	-	724,623
Loss on disposal of fixed assets	19,144	15,116
Gain on subsidiary sale	(1,245,712)	-
Bad debt expense	3,000	4,000
Expense (income) from change in fair value of derivative	1,289,985	(379,986)
Net change in assets: Decrease (increase)
Trade accounts receivable	(60,050)	(93,143)
Prepaid expenses	235,877	(275,129)
Other receivables	(198,081)	(127,038)
Inventory	304,033	439,852
Net change in liabilities: Increase (decrease)
Trade accounts payable	810,598	(1,989,467)
Other payables and accrued expenses	575,043	304,707
Net cash used in operating activities	(7,332,813)	(10,220,818)

Cash flows from investing activities:
Purchase of and deposits on equipment	(413,806)	(478,899)
Proceeds from sale of equipment	6,000	1,000
Proceeds from subsidiary sale	586,638	-
Cash divested from subsidary sale	(63,185)
Net cash provided by/used in investing activities	115,647	(477,899)

Cash flows from financing activities:
Net advances on bank line of credit	275,000	-
Proceeds from sale of preferred stock, net	3,713,872	-
Proceeds from sale of common stock, net	13,750	9,352,837
Proceeds from short and long-term debt	536,000	1,994,500
Proceeds from shareholder debt	3,595,000	1,000,000
Repayment of shareholder, short and long-term debt	(1,420,351)	(858,157)
Proceeds from Obligation related to the Letter of Credit	-	600,000
Repayment of Obligation related to the Letter of Credit	(238,695)	(361,305)
Financing costs	-	-
Net cash provided by financing activities	6,474,576	11,727,875

Effect of exchange rate changes on cash	(20,863)	29,568

Net (decrease) increase in cash	(763,453)	1,058,726
Cash, beginning of period	1,086,330	27,604

Cash, end of period	$322,877	$1,086,330

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$319,947	$383,288

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$501,917	$477,817
Debt converted to company stock	$2,146,976	$5,644,948
Common stock shares issuable	$1,771,362	$-

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

1. Description of Company and Nature of Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is an emerging growth, molecular information company providing innovative bioanalytical technologies and capabilities to the pharmaceutical, diagnostic and life science industries. "Molecular information" refers to the generation and bioinformatic processing of very large data sets, obtained by applying the Company's technology to identify and characterize the proteins, metabolites, lipids and other biomolecules which are the products of all living cells and life forms.

The Company is applying its technology to the development of next generation "direct molecular imaging" technology and service capabilities that support pharmaceutical and life science research, and enable more rapid and comprehensive molecular profiling of human disease.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Protea Biosciences Group, Inc. and its wholly-owned subsidiary, Protea Biosciences, Inc. All material accounts and transactions have been eliminated in consolidation. During 2014, the Company sold Proteabio Europe but retains continued involvement through an equity method investment in AzurRx BioPharma, Inc., the Buyer of Proteabio Europe. (See Note 3 Subsidiary Sale) As the sale was not fully consummated due to an outstanding contingency, the transaction was not recognized until December 12, 2014. As such, the results of Proteabio Europe are consolidated into the Company’s financial statements for the year ended December 31, 2014.

Going Concern

The Company’s financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies and to develop new products and services based upon its proprietary protein recovery and identification technologies.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, they have no committed sources of funding and are not assured that additional funding will be available to them. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

The Company maintains allowances for doubtful accounts based on management’s analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An allowance of $3,000 was deemed necessary as of December 31, 2014 and $4,000 as of December 31, 2013.

Equity Method Investments

The Company’s 33% interest in AzurRx BioPharma, Inc. (“AzurRx”) is accounted for on the equity method. AzurRx is a private biotechnology company formed to focus on the development of the early stage pharmaceutical assets of ProteaBio Europe. Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee Company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee Company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee Company is reflected in the caption “Income from equity method investments” in the Consolidated Statements of Income. The Company’s carrying value in an equity method Investee company would be reflected in the caption “Equity method investments” in the Company’s Consolidated Balance Sheets.

Other Receivables and Other Noncurrent assets

Other receivables, which reflect amounts from non-trade activity and other noncurrent assets, consist of the following at:

	December 31, 2014	December 31, 2013
French government R&D credit	$-	$400,379
Other receivables	119,230	34,899
Other receivables - current	$119,230	$435,278

Deposits	$136,693	$23,249
Other noncurrent assets	$136,693	$23,249

Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	December 31, 2014	December 31, 2013
Finished goods	$18,739	$360,607
Work in progress	142,562	104,727
Total Inventory	$161,301	$465,334

PROTEA BIOSCIENCES GROUP, INC.

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

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Laboratory Equipment	5 - 10 years
Computers	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following at:

	December 31, 2014	December 31, 2013
Lab equipment	$7,313,979	$6,620,662
Computer equipment	540,814	563,976
Office equipment	229,785	248,490
Leasehold improvements	434,304	477,682
	8,518,882	7,910,810
Accumulated depreciation	(5,558,792)	(5,024,634)
Property and equipment, net	$2,960,090	$2,886,176

Depreciation expense is charged to either research and development or selling, general and administrative expenses and totals $825,780 in 2014 and $844,888 in 2013.

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

Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition”. We recognize revenue of products when persuasive evidence of a sale arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred /title has passed, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of its ProteaPlot™ software when bundled with the LAESI platform, which facilitates operating the instrument and storage and display of datasets. The Company also recognizes revenue of standalone sales of ProteaPlot™, which generally consists of additional user licenses. Revenue is recognized once the title is passed to the customer.

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

	Year Ended
	December 31, 2014	December 31, 2013
Molecular Information Services	$504,750	$199,220
LAESI Instrument Platform	743,250	651,584
Research Products	400,141	372,688
Grants and Other Collaborations	120,171	-
Gross Revenue	$1,768,312	$1,223,492

A small number of customers have accounted for a substantial portion of our revenues in 2014. Five customers represented 42% of gross revenues for the year ended December 31, 2014. The Company is not dependent on a limited number of customers for sale of its products and services.

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	December 31, 2014	December 31, 2013
Accrued expenses	$31,104	$653,047
Accrued interest	201,844	39,911
Accrued warranties	50,000	81,250
Accrued payroll and benefits	219,973	286,979
Unearned revenue	15,900	7,980
Other payables and accrued expenses	$518,821	$1,069,167

Warranty Costs

The Company provides for a one-year warranty with the sale of its LAESI instrument. Additionally, the Company sells extended warranties for an additional cost. To date, the Company has not sold any extended warranties. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. During the year ended December 31, 2014, the Company recorded accrued warranty expense of $50,000 compared to $81,250 accrued warranty expense for the year ended December 31, 2013.

Foreign Currency

Foreign currency adjustments resulting from international sales are reflected in accumulated other comprehensive income/loss.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Research and Development Credit

The Company follows the policy of charging the costs of research and development to expense as incurred. Research and Development expense disclosed on the Consolidated Statement of Operations is net of the French Government Research Credit, which was $379,737 in 2014 and $398,285 in 2013.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of convertible preferred stock and dividends, options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 84,834,000 and 56,711,000 at December 31, 2014 and 2013, respectively.

Reclassification

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the year ended December 31, 2013 to be consistent with the presentation in the Consolidated Financial Statements for the year ended December 31, 2014.  This reclassification had no impact on previously reported net loss, cash flow from operations or changes in stockholder equity.

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

Estimating the fair value for stock options for each grant requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on the volatility of similar entities whose share information is publicly available. The expected term represents the average time that options are expected to be outstanding and is estimated based on the average of the contractual term and the vesting period of the options as provided in SEC Staff Accounting Bulletin #110 as the “simplified” method. The risk-free interest rate for periods approximating the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are zero as the Company has no plans to issue dividends on common stock.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

A range of key quantitative assumptions related to the common stock and warrants issued during 2014 and 2013 are as follows:

	December 31, 2014
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	1-5	1.38%	77.86%	100%

	December 31, 2013
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	1-5	0.13-1.75%	83.3-88.3%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$88,871	-	-	$88,871
Derivative liabilities – warrants	65,187	-	-	65,187
Total	$154,058	-	-	$154,058

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$558,799	-	-	$558,799
Derivative liabilities – warrants	64,788	-	-	64,788
Total	$623,587	-	-	$623,587

As a result of the 2014 Preferred Stock issuance, the Company has an obligation to issue 10,122,067 shares of Common Stock related to anti-dilution protection rights to various stockholders. As the Company had not issued these shares at December 31, 2014, the fair value of these shares, which was $1,771,362, was reduced from the derivative liability, and recorded as Common Stock to be issued in additional paid in capital as of December 31, 2014. The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Year Ended December 31, 2014
	Derivative liabilities - Common Stock	Derivative liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance	$558,799	$64,788	$623,587
Issuance of warrants	-	2,550	2,550
Anti-dilution shares to be issued	(1,771,362)	-	(1,771,362)
Unrealized (gain) loss on derivative liabilities	1,301,434	(11,449)	1,289,985
Recognition of derivative liabilities	-	9,298	9,298
Ending balance	$88,871	$65,187	$154,058

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued a standard that updated the guidance on Presentation of Financial Statements, and Property, Plant and Equipment. The amendments in this standard change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that does not qualify for discontinued operations reporting. This guidance will become effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and therefore will become effective for us as of the beginning of our 2015 fiscal year. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

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

In June 2014, the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected to early adopt this standard effective December 31, 2014 and removed all references to since inception values presented in the consolidated financial statements.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

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

3. Subsidiary Sale

On June 13, 2014, the Company closed on an agreement for the sale of 100% of the issued and outstanding capital stock of Proteabio Europe to AzurRx BioPharma, Inc. (the “Buyer”) pursuant to the terms of a Stock Purchase and Sale Agreement (the “SPA”), dated as of May 21, 2014. Under the terms of the SPA the Buyer is required to raise gross proceeds from an equity or equity-linked financing in excess of $2,000,000, or the stock purchased would revert back to the Company. Under the terms of the SPA, the Company received the following consideration:

i .	an aggregate amount of $300,000 (the “Purchase Price”) including $200,000 in cash and $100,000 from the forgiveness of outstanding indebtedness of the Company owed to the Buyer;
ii.	100 shares of Series A Preferred Stock of the Buyer (the “Preferred Stock”) that is convertible into 33% of the issued and outstanding common stock of the Buyer; and
iii.	the right to receive certain other contingent consideration to be paid upon the satisfaction of certain events, including (a) a one-time milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the FDA of a New Drug Application or Biologics License Application for a Business Product; (b) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000 and (c) ten percent (10%) of the Transaction Value received in connection with a sale or transfer of the pharmaceutical development business of Proteabio Europe.

Effective upon the closing of the Sale, Thijs Spoor, a former director of the Company, was appointed to serve as a director and the Executive Chairman of the Buyer. While the Board did not establish a special committee to evaluate the fairness of this related party transaction or obtain a fairness opinion, the Board nevertheless believes that the terms of the transaction are no less favorable to the Company and its shareholders than such terms that would have been obtained from an unaffiliated third party.

In addition, the Company received $300,000 on March 27, 2014 upon the signing of the Option Agreement with the Buyer. All contingencies of the Option Agreement were satisfied upon the signing of the SPA.

In connection with the closing, the Company assigned (i) to Proteabio Europe all of its rights, assets, know-how and intellectual property rights in connection with program PR1101 and those granted under the Joint Research and Development Agreement with Laboratoires Mayoly Spindler SAS dated March 22, 2010 and (ii) to the Buyer all amounts, together with any right of reimbursement, due to the Company in connection with outstanding shareholder loans.

For the year ended December 31, 2014, the Company realized a gain on subsidiary sale of $1,245,712. Gross proceeds were $586,638 and included cash proceeds of $500,000, forgiveness of debt of $100,000 less legal costs of $13,362. Additionally, AzurRx funded the operations of Proteabio Europe after June 13, 2014, which amounted to $761,258 as of December 31, 2014.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

3. Subsidiary Sale (continued)

By December 12, 2014, the Buyer raised gross proceeds from an equity or equity-linked financing in excess of $2 million. As a result, the Company has deconsolidated the results of Proteabio Europe as of December 12, 2014 from the financial statements. In addition, the Company has recorded an investment that is accounted for on the equity method of accounting and consists of a 33% interest in the Buyer. The Company determined the fair market value of the investment as having no value as AzurRx is still in early stages of organizing and has not reached commercialization. The net value of this investment as presented on our consolidated balance sheet at December 31, 2014 was $0.

4. Bank Line of Credit

The Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. At December 31, 2014, the balance was $3,000,000 compared to $2,725,000 as of December 31, 2013. During both periods, the interest rate payable was 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

5. Loans Payable to Stockholders

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) bearing simple interest at a rate of 10% per annum, in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument shall be used to repay the principal amounts due under the Summit Note. The Company repaid $423,915 as of December 31, 2014. Accretion expense of $94,757 was recognized during the year ended December 31, 2014, while no accretion expense was recorded in 2013. The outstanding balance, net of discount, was $136,725 as of December 31, 2014. As of December 31, 2014, a total of $130,000 in accounts receivable has been pledged to Summit.

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of common stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. The outstanding balance, net of discount, was $1,074,773 as of December 31, 2014.

During 2014, the Company received advances equal to an aggregate of $540,000 from various directors and current stockholders of the Company. The Company repaid $370,000 to these related parties. No terms of repayment have been specified on the remaining aforementioned advances as of the filing date.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

5. Loans Payable to Stockholders (continued)

From March 13, 2014 through September 30, 2014, the Company received advances equal to an aggregate of $2,076,000 from various directors and current stockholders of the Company. On April 2, 2014, the Board approved an offering of up to $300,000 in convertible one year promissory notes. On June 3, 2014, the Board approved an increase in the total offering amount of convertible notes issuable to $2,000,000 (the “Related Party Offering”). On September 25, 2014, the Board approved a subsequent increase in the total offering amount of convertible notes issuable to $3,000,000. In exchange for each advance, the Company entered into a Note Purchase Agreement, and issued a convertible one-year promissory note bearing simple interest at a rate of 10% per annum to directors and stockholders. Each $100,000 of outstanding principal and accrued unpaid interest underlying the note is automatically convertible into securities of the Company issued in a subsequent financing pursuant to which the Company raises at least $2,000,000 in gross proceeds (“Subsequent Financing”) at a conversion price that shall be equal to the purchase price payable for the securities issued in any such Subsequent Financing. As of October 31 and November 25, 2014, the Company converted these notes into 1,073,487 shares of preferred stock and issued warrants to purchase common stock in an aggregate amount of 4,293,948 shares to these directors and stockholders.

6. Obligation Related to the Letter of Credit

On March 6, 2013, the Company entered into a Warrant Purchase and Reimbursement Agreement (the “Reimbursement Agreement”) with Steve Antoline, a director of the Company, pursuant to which Mr. Antoline agreed to issue a letter of credit, dated February 25, 2013 (the "Letter of Credit") for the benefit of MPR Associates, Inc. ("MPR") for the purpose of guaranteeing an amount equal to $600,000 (the “Purchase Order Amount”) due by the Company to MPR in connection with the production of certain LAESI instruments in exchange for (a) the agreement by the Company to reimburse Mr. Antoline for any amounts paid by him on behalf of the Company pursuant to the Letter of Credit, up to the Purchase Order Amount and (b) a five-year warrant to purchase up to 1,100,000 shares of common stock, issued to an affiliate of Mr. Antoline. During the first quarter of 2013, MPR drew $600,000 against the Letter of Credit. The fair value of these warrants was estimated to be $138,763, which was recorded as a discount to the Reimbursement Agreement balance of $600,000, and has been accreted based on the repayment of the obligation. Accretion expense of $55,204 was recognized during the year ended December 31, 2014 while $83,559 was recognized during the year ended December 31, 2013. As of December 31, 2013, $238,695 was due in connection with the terms of the Reimbursement Agreement. On January 21, and April 4, 2014, the Company repaid $147,860 and $90,835, respectively to Mr. Antoline and the Letter of Credit was paid in full.

7. Long-term Debt

1) Note Payable to the West Virginia Development Office (“WVDO”)

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the WVDO. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note is due and payable. The note is secured by equipment costing $1,057,167. As of December 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVDO approved a deferral of principal and interest until December 31, 2015.

2) Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of December 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until April 2, 2015.

3) Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note is due and payable. The note is secured by 50% of equipment costing $569,812. As of December 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until December 31, 2015.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

7. Long-term Debt (continued)

4) Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company obtained a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note is due and payable. The note is secured by equipment costing $997,248. As of December 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVEDA approved a deferral of principal and interest until April 2, 2015.

5) Note Payable to the West Virginia Infrastructure & Jobs Development Council (“WVIJDC”)

In December 2010, the Company obtained a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note is due and payable. The note is secured by equipment costing $1,098,249. As of December 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until December 31, 2015.

6) Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the WVJITB. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note has an adjustable conversion price, initially $2.00 per share, and includes a stock warrant for 72,500 shares (see Note 9, Stock Warrants). On December 13, 2013, the Company and the WVJITB entered into a Loan Modification Agreement whereby the maturity date changed from September 14, 2013 to $100,000 due on March 15, 2014 and the remaining $190,000 due on June 15, 2014. The WVJITB and the Company signed three addendums to the note extending the maturity date and deferring interest and principal payments until March 2, 2015. During 2014, the Company made interest only payments through October 31, 2014. On February 2, 2015, the Company and WVJITB entered into a Loan Modification Agreement whereby the interest payable for the periods of October 31, 2014 through June 30, 2015 would be due on June 30, 2015. The maturity date of the loan was also modified and extended to December 31, 2015. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

7) Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the WVJITB. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares (see Note 9, Stock Warrants). The WVJITB and the Company have signed several addendums to the note extending the maturity date and reducing the price of converting into common shares to $0.50 per share. The WVJITB further extended the maturity date until November 29, 2013, with a $100,000 principal payment due on or before November 15, 2013. The Company repaid the $100,000 as agreed, which reduced the principal outstanding balance to $300,000. The WVJITB and the Company signed four addendums to the note extending the maturity date and deferring interest and principal payments until March 2, 2015. During 2014, the Company made interest only payments through October 31, 2014. On February 2, 2015, the Company and WVJITB entered into a Loan Modification Agreement whereby the interest payable for the periods of October 31, 2014 through June 30, 2015 would be due on June 30, 2015. The maturity date of the loan was also modified and extended to December 31, 2015. C. Andrew Zulauf, an executive member of the WVJITB, is a board member of the Company.

8) Convertible Promissory Note Payable to the West Virginia High Technology Consortium Foundation (“WVHTCF”)

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The conversion price is $0.50 per share. The note is secured by 50% of equipment costing $447,320. As of December 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia High Technology Consortium Foundation approved a deferral of principal and interest until March 2, 2015.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

7. Long-term Debt (continued)

9) Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the WVEDA. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note is due and payable. The note is secured by 50% of equipment costing $447,320. As of December 31, 2014, the Company was in arrears on the note. The repayment terms were modified, whereby the West Virginia Economic Development Authority approved a deferral of principal and interest until April 2, 2015.

10) Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of December 31, 2014, the Company had four capital lease obligations outstanding with imputed interest rates ranging from 5.96% to 6.11%. The leases require 30-60 monthly payments and begin to expire in May 2015 through October 2019. These leases are secured by equipment with an aggregate cost of $1,095,751. As of December 31, 2014, the Company was in arrears on one of these leases.

Total debts outstanding are as follows:

	December 31, 2014	December 31, 2013
1) Note Payable to the WVDO	$99,365	$123,744
2) Note Payable to the WVEDA	141,369	147,306
3) Note Payable to the WVIJDC	139,128	145,078
4) Note Payable to the WVEDA	617,767	639,085
5) Note Payable to the WVIJDC	630,738	651,913
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVHTCF	69,888	95,178
9) Note Payable to the WVEDA	166,258	170,932
10) Capital leases	820,524	71,077
Total	3,275,037	2,634,313
Less: current portion	(1,457,800)	(1,054,053)
Long-term portion	$1,817,237	$1,580,260

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2014 (payments in arrears)	$297,244
2015	1,160,556
2016	562,860
2017	441,038
2018	292,163
2019& Thereafter	521,176
Total	$3,275,037

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

8. Common Stock

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

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock. Common Stock issues during 2013 are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
December 31, 2012 Balance	31,879,247	$.0001	Various	$37,467,400	$529,138	$3,188	$37,993,350
Issuance of stock (2)	21,164,846	.0001	0.50	10,582,423	-	2,116	10,580,307
Issuance of stock (3)	575,000	.0001	0.50	-	287,500	57	287,443
Issuance of stock (3)	6,247	.0001	2.00	-	12,494	1	12,493
Issuance of stock (4)	527,500	.0001	Various	-	-	53	(53)
Issuance of stock (5)	11,289,895	.0001	0.50	5,644,948	-	1,130	5,643,818
Total December 31, 2013	65,442,735			$53,694,771	$829,132	$6,545	$54,517,358

(1)	Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2)	Of the shares issued, 10,897,946 shares contained an anti-dilution provision expiring five years from date of issuance, 10,218,900 shares contained an anti-dilution provision that expired on 12/31/2013, and 48,000 shares did not contain an anti-dilution provision.
(3)	Shares issued for services performed.
(4)	Shares issued under anti-dilution provision.
(5)	Shares issued upon the conversion of convertible debentures. Of the total shares issued, 4,626,696 shares contained an anti-dilution provision expiring five years from date of issuance while 6,663,199 shares did not contain an anti-dilution provision.

Common Stock issues during 2014 are as follows:

Common Stock	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
December 31, 2013 Balance	65,442,735	.0001	Various	$53,694,771	$829,132	$6,545	$54,517,358
Issuance of stock (2)	1,112,348	.0001	Various	-	985,541	111	985,430
Stock options exercised (3)	25,000	.0001	$0.55	13,750	-	2	13,748
Stock warrants exercised (4)	8,517	.0001	$1.77	-	-	1	(1)
Total December 31, 2014	65,588,600			$53,708,521	$1,814,673	$6,659	$55,516,535

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

(2) Shares issued for services performed and does not contain an anti-dilution provision

(3) Shares issued for exercised stock options and does not contain an anti-dilution provision

(4) Shares issued under cashless stock warrant exercise and does not contain an anti-dilution provision

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

9. Preferred Stock

Preferred Stock – par value of $.0001 per share with one vote in respect of each share held. The Company is authorized to issue Preferred Stock in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board may, from time to time, determine. No shares of the Preferred Stock were issued prior to 2014.

Preferred Stock	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Par Value	Additional Paid in Capital (1)
December 31, 2013 Balance	-	-	-	$-	$-	$-
Issuance of stock (2)	2,264,238	.0001	$2.00	4,528,476	227	4,528,249
Conversion of convertible debt (2)	1,073,487	.0001	$2.00	2,146,976	107	2,146,869
Total December 31, 2014	3,337,725			$6,675,452	$334	$6,675,118

(1) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

(2) Shares issued contain an anti-dilution provision expiring upon the conversion to common stock.

During 2014, the Company sold units of preferred stock consisting of 50,000 shares of Series A convertible Preferred Stock and a 3 year warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.375 per share. Each share of Preferred Stock has a stated value equal to $2.00. The Preferred Stock will automatically convert into shares of Common Stock determined by dividing the stated value by $0.25 per share on February 17, 2015. Under certain circumstances, the holders of the Preferred Stock have voluntary conversion rights, are entitled to receive stock dividends at the rate of 6.0% per annum and shall be entitled to certain anti-dilution protections. As of December 31, 2014, the Preferred Stock is potentially convertible into 27,125,016 shares of Common Stock.

10. Stock Options and Stock-based Compensation

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

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,864,750	$1.42	4.00
Granted	1,768,000	$0.55
Exercised	-	-
Cancelled or expired	(550,000)	$1.47
Outstanding at December 31, 2013	5,082,750	$1.11	7.02
Granted	2,404,500	$0.55
Exercised	(25,000)	$0.55
Cancelled or expired	(442,500)	$1.11
Outstanding at December 31, 2014	7,019,750	$0.92	6.69

Exercisable at December 31, 2013	4,005,583	$1.20	6.52
Exercisable at December 31, 2014	4,596,467	$1.11	5.95

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

10. Stock Options and Stock-based Compensation (continued)

The following table summarizes information about stock options at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			133,625
$0.55	3,890,000			1,525,217
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,126,000			2,092,875
$2.00	214,750			214,750
$0.50 - $2.00	7,019,750	6.69	$0.92	4,596,467	$1.11

At December 31, 2014, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.39 as of December 31, 2014. During the year ended December 31, 2014, 25,000 shares were exercised, whereas no shares were exercised during the year ended December 31, 2013.

The following table summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2014:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2012	872,333	$0.441
Granted	807,292	$0.219
Forfeited	(550,000)	$0.675
Vested	(52,458)	$0.894
Nonvested at December 31, 2013	1,077,167	$0.467
Granted	1,986,145	$0.207
Forfeited	(259,062)	$0.513
Vested	(380,967)	$0.734
Nonvested at December 31, 2014	2,423,283	$0.258

The fair value of non-vested options to be recognized in future periods is $478,912, which is expected to be recognized over a weighted average period of 1.8 years. The total fair value of options vested during the year ended December 31, 2014 was $288,995 compared to $477,353 for the year ended December 31, 2013.

Stock-based compensation expense is as follows:

	Year ended
	December 31, 2014	December 31, 2013
Selling, general, and administrative expense	$251,101	$783,171
Research and development expense	37,894	89,796
Total stock-based compensation expense	$288,995	$872,967

The weighted average grant-date fair value of options granted during the year ended December 31, 2014 was $0.207 and for the year ended December 31, 2013 was $0.219 per option.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

10. Stock Options and Stock-based Compensation (continued)

The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended
	December 31, 2014	December 31, 2013
Risk-free interest rate	1.91%	1.56%
Volatility factor	70.03%	73.56%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

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

11. Stock Warrants

From 2008 through 2014, the Company issued warrants mostly in connection with common and preferred stock issuances. The warrants are exercisable for one or five years from date of issuance. The warrant allows the holder to purchase shares of common stock. The exercise price is $0.375 to $2.25 per share.

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

As of December 31, 2014, warrants to purchase 53,112,193 shares of common stock were outstanding and exercisable. The Company recognized a total of $192,421 in interest expense and $49,921 in consulting services during the year ended December 31, 2014 and $537,137 in placement agent services for the year ended December 31, 2013 as a result of issuing an aggregate of 3,720,323 warrants earned in 2014.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	52,705,614	$1.30	2.58
Granted	18,673,721	$0.50	3.25
Exercised	(22,500)	-
Cancelled or expired	(18,244,642)	$0.72
Outstanding at December 31, 2014	53,112,193	$0.98	3.27

The following table summarizes information about stock warrants at December 31, 2014:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.375	13,350,898
$0.750	11,065,144
$0.800	1,415,000
$1.100	18,886,850
$1.120	263,750
$2.000	6,735,842
$2.200	98,320
$2.250	1,296,389
$0.375 - $2.25	53,112,193	3.27	$0.98

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

12. Treasury Stock

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

The Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforward totals approximately $59,800,000 and $50,000,000 at December 31, 2014 and December 31, 2013, respectively.

We have recorded a full valuation allowance of $24,352,000 and $20,458,000 as of December 31, 2014 and 2013, respectively, due to uncertainties related to our ability to utilize the Company’s deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.

	December 31, 2014	December 31, 2013
Current deferred income tax asset:
Tax net operating loss carry forward	$23,305,265	$19,522,559
Tax-deferred stock option expense	1,047,309	935,666
Research and development expense	-	-
Total current deferred income tax asset	24,352,574	20,458,225
Valuation Allowance	(24,352,574)	(20,458,225)
Net deferred income tax asset	$-	$-

In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, and realization of these deferred tax assets for which the valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting the Company’s financial position.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

14. Lease Commitments

The Company leases its facilities under operating leases beginning a) February 2005 and extended through December 2012 with a month-to-month to lease subsequent to the lease term period and b) April 2012 through March 2017. The Company also has one equipment operating lease with a term of five years.

Future minimum rental payments are as follows for the year ending December 31, 2014:

Year ending	Future minimum rental payments
2014 (payment in arrears)	$32,386
2015	$172,428
2016	$172,428
2017	$46,707
2018	$4,800
2019 & Thereafter	$4,000

Rent expense totals $371,198 for the year ended December 2014 and $435,863 for 2013.

15. Retirement Plan

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on our financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of December 31, 2014.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

16. Commitments and Contingencies (continued)

Warranty Costs

The Company provides for a one-year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. During the year ended December 31, 2014, the Company recorded accrued warranty expense of $50,000 compared to $81,250 during the year ended December 31, 2013.

University License Agreements

The Company has agreements with universities related to in-licensed technologies as follows:

AGREEMENT WITH WEST VIRGINIA UNIVERSITY (WVU)

The Company has entered into a License and Exclusive Option to License Agreement with the West Virginia University Research Corporation, a nonprofit West Virginia corporation (“WVURC”) acting for and on behalf of WVU. Under the terms of this Agreement, the WVURC has granted the Company an exclusive option to license technology from the laboratories of certain WVU principal investigators in the field of protein discovery for therapeutic, diagnostic and all other commercial fields worldwide.

Under the terms of this Agreement, the Company pays expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenue resulting from the sale of products and services that utilize the WVU subject technology.

AGREEMENT WITH GEORGE WASHINGTON UNIVERSITY (GWU)

In December 2008, the Company entered into an Exclusive License Agreement with George Washington University (Washington D.C.) for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is LAESI - laser ablation electrospray ionization, a new method of bioanalytical analysis that enables high throughput biomolecule characterization.

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the year ended December 31, 2014, the Company recorded royalty expenses of approximately $45,500 compared to $34,700 as of December 31, 2013. The Company made payments to GWU in the amount of $50,900 in 2014 and the outstanding royalty balance due December 31, 2014 was approximately $29,300.

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

Under the terms of the license agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company is obligated to pay a license initiation fee of $25,000 and a minimum license diligence resources of $12,500 in year two and $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,500 for the next four quarters and $6,000 for each succeeding quarter.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

16. Commitments and Contingencies (continued)

AGREEMENT WITH OMICS2IMAGE

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund 60,000 Euros or $77,000 related to the COAST Project over the next twelve month period. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system. As of December 31, 2014, the Company had made one payment of 20,000 Euros or $25,500 to Omics2Image.

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, a new contract manufacture to produce ten LAESI units. As of December 31, 2014, the Company had received five LAESI units from Dynamic. As of December 31, 2014, the Company had approximately $373,300 in outstanding commitments with Dynamic as well as approximately $124,000 in payables due to Dynamic.

The Company had approximately $21,900 in outstanding commitments with Bridger Photonics for lasers related to the LAESI technology. As of December 31, 2014, the Company owed approximately $59,000 in payables due to Bridger.

Capital Expenditures

In December 2014, the Company made a down payment of $104,524 on a mass spectrometer with Thermo Fisher Scientific. The equipment will be built and received in 2015. The Company will finance the remaining purchase price of the equipment under a capital lease structure. As of December 31, 2014, the Company had about $326,000 in outstanding commitments with Thermo. At December 31, 2014, the Company had no expenses owed to Thermo.

Additionally, the Company made a down payment of $26,266 on a nitrogen generator with Navitas Lease Corp. The equipment will be built and received in 2015. The Company will finance the remaining purchase price of the equipment under a capital lease structure. As of December 31, 2014, the Company had about $68,000 in outstanding commitments with Navitas. At December 31, 2014, the Company had no expenses owed to Navitas.

17. Evaluation of Subsequent Events

Issuance of Preferred Stock

On February 12, 2015, the Company received $100,000 in aggregate gross cash proceeds from 2 accredited investors in connection with the sale of approximately 1 unit (each a “Unit” and collectively, the “Units”) pursuant to the terms and conditions of a Subscription Agreement (the “Subscription Agreement”) and Unit Purchase Agreement (the “Purchase Agreement”) by and among the Company and each of the purchasers (the “Purchasers”) thereto. Each Unit consists of (i) 50,000 shares of Series A convertible preferred stock, par value $0.0001 per share (the “Preferred Stock”), (ii) and a 3 year warrant to purchase 200,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $0.375 per share (the “Investor Warrants”) for an aggregate of 50,000 shares of the Company’s preferred stock and Investor Warrants to purchase an aggregate of 200,000 shares of the Company’s common stock issued at the Initial Closing in connection with the cash proceeds received.

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

In connection with the Initial Closing, the Company also paid to a FINRA registered broker dealer that acted as the placement agent (the “Placement Agent”) an aggregate of $10,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant (the “Placement Agent Warrant”) to purchase an aggregate of 60,000 shares of Common Stock to the Placement Agent (or its designees).

Advances from Stockholders

Subsequent to the Balance Sheet date, the Company received advances equal to an aggregate of $298,000 from certain current directors and related parties. No terms of repayment have been specified on the aforementioned advances as of the filing date.

