Form 10-Q
period 2015-03-31
Protea Biosciences Group, Inc.
filed 2015-05-15
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,198,233 shares of common stock, par value $0.0001 per share, outstanding as of May 13, 2015.

PROTEA BIOSCIENCES GROUP, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of Protea Biosciences Group, Inc. (the “Company”) for the interim periods presented.

The results for the period ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2015.

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$80,330	$322,877
Trade accounts receivable, net	250,724	273,914
Other receivables	-	119,230
Inventory	129,235	161,301
Prepaid expenses	55,033	54,022
Total current assets	515,322	931,344
Property and equipment, net	2,832,543	2,960,090
Other noncurrent assets	209,771	136,693
Total Assets	$3,557,636	$4,028,127
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities on short and long-term debt	$1,309,028	$1,457,800
Accounts payable	1,504,111	1,253,385
Bank line of credit	3,000,000	3,000,000
Loans payable to stockholders, net of discount	1,765,000	1,381,498
Derivative liabilities	762,820	154,058
Other payables and accrued expenses	490,179	518,821
Total current liabilities	8,831,138	7,765,562

Long-term debt - net of current portion	1,979,019	1,817,237

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none and 3,337,725 issued or outstanding at March 31, 2015 and December 31, 2014)	-	334
Common stock ($.0001 par value; 200,000,000 shares authorized; 99,076,166 and 66,588,600 shares issued and outstanding at March 31, 2015 and December 31, 2014)	9,908	6,659
Additional paid in capital	65,728,925	64,305,743
Accumulated deficit	(72,990,672)	(69,867,118)
Accumulated other comprehensive (loss) income	(682)	(290)
Total Stockholders' Equity (Deficit)	(7,252,521)	(5,554,672)
Total Liabilities and Stockholders' Equity	$3,557,636	$4,028,127

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Comprehensive Loss (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014

Gross revenue	$408,873	$468,100
Cost of revenue	(139,788)	(230,737)
Gross profit	269,085	237,363

Selling, general, administrative expenses	(2,012,520)	(2,122,704)
Research and development expense	(401,093)	(721,953)
Loss from operations	(2,144,528)	(2,607,294)

Other income (expense):
Interest and exchange income (expense)	1,541	165
Interest expense	(164,050)	(166,163)
Debt conversion inducement cost	(60,419)	-
Loss on asset disposal	(874)	(24,768)
Change in fair value of derivative	(599,168)	65,922
Total other income (expense)	(822,970)	(124,844)

Loss before income taxes	(2,967,498)	(2,732,138)
Income taxes	-	-

Net loss	(2,967,498)	(2,732,138)
Foreign currency translation adjustment	(392)	769
Total comprehensive loss	$(2,967,890)	$(2,731,369)

Net loss per share - basic and diluted	$(0.03)	$(0.04)
Weighted average number of shares outstanding - basic and diluted	94,264,735	65,455,791

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders'
	Par Value $.0001		Par Value $.0001		Paid in Capital	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Income (Loss)	(Deficit)
December 31, 2014	3,337,725	$334	66,588,600	$6,659	$64,305,743	$(69,867,118)	$(290)	$(5,554,672)

Issuance of preferred stock, net issuance costs of $341,423	370,050	37	-	-	398,640	-	-	398,677
Stock dividend declared on preferred stock	78,040	8	-	-	156,048	(156,056)		-
Issuance of stock upon conversion of convertible debentures	-	-	2,201,046	220	550,041	-	-	550,261
Conversion of preferred stock to common stock	(3,785,815)	(379)	30,286,520	3,029	(2,650)	-	-	-
Stock-based compensation expense	-	-	-	-	88,435	-	-	88,435
Stock warrants issued for services and debt	-	-	-	-	9,196	-	-	9,196
Stock warrants issued as part of debt conversion inducement cost					60,419			60,419
Stock warrants issued to placement agent	-	-	-	-	170,418	-	-	170,418
Recognition of derivative liability	-	-	-	-	(7,365)	-	-	(7,365)
Net loss	-	-	-	-	-	(2,967,498)	-	(2,967,498)
Foreign currency translation adjustment	-	-	-	-	-	-	(392)	(392)
March 31, 2015	-	$-	99,076,166	$9,908	$65,728,925	$(72,990,672)	$(682)	$(7,252,521)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,967,498)	$(2,732,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,721	206,046
Non-cash compensation	88,435	117,989
Issuance of common stock and warrants for services	9,196	30,476
Issuance of preferred and common stock for accrued interest	192,785	-
Accretion of convertible debenture discount	46,587	65,706
Debt conversion inducement cost	60,419	-
Capitalized interest on debt modification	16,823	-
Loss on disposal of fixed assets	874	24,768
Bad debt expense	119,230	2,000
Expense (income) from change in fair value of derivative	599,168	(65,922)
Net change in assets: Decrease (increase)
Trade accounts receivable	23,190	99,518
Prepaid expenses	(1,011)	170,074
Other receivables	(73,078)	(1,575)
Inventory	77,405	(88,029)
Net change in liabilities: Increase (decrease)
Trade accounts payable	241,031	657,438
Other payables and accrued expenses	(28,642)	(206,665)
Net cash used in operating activities	(1,420,365)	(1,720,314)

Cash flows from investing activities:
Purchase of and deposits on equipment	(16,168)	(51,935)
Proceeds from sale of equipment	8,755	-
Proceeds from subsidiary sale - Option Fee	-	300,000
Net cash provided by/used in investing activities	(7,413)	248,065

Cash flows from financing activities:
Net advances on bank line of credit	-	275,000
Proceeds from sale of preferred stock, net	571,323	-
Proceeds from sale of common stock, net	-	(12,500)
Proceeds from shareholder debt	678,000	605,000
Repayment of shareholder, short and long-term debt	(63,700)	(21,204)
Repayment of Obligation related to the Letter of Credit	-	(147,860)
Net cash provided by financing activities	1,185,623	698,436

Effect of exchange rate changes on cash	(392)	769

Net (decrease) increase in cash	(242,547)	(773,044)
Cash, beginning of period	322,877	1,086,330

Cash, end of period	$80,330	$313,286

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$41,317	$64,630

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$85,974	$617,457
Debt converted to common stock	$550,261	$-
Dividends paid in preferred stock	$156,056	$-
Stock warrants issued to placement agent	$170,418	$-

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Company and Nature of Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is an emerging growth, molecular information company providing innovative bioanalytical technologies and capabilities to the pharmaceutical, diagnostic and life science industries. “Molecular information” refers to the generation and bioinformatic processing of very large data sets, obtained by applying the Company's technology to identify and characterize the proteins, metabolites, lipids and other biomolecules which are the products of all living cells and life forms.

The Company is applying its technology to the development of next generation “direct molecular imaging” technology and service capabilities that support pharmaceutical and life science research, and enable more rapid and comprehensive molecular profiling of human disease.

2.	Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s 10-K for the year ended December 31, 2014.

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

We account for shipping and handling costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition – Principal Agent Considerations,” which requires all amounts charged to customers for shipping and handling to be classified as revenues. Shipping and handling costs charged to customers are recorded in the period the related product sales revenue is recognized.

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

For longer-term contracts involving multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as each item in the arrangement is delivered. Generally, we account for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) have standalone value to the customer and (ii) the delivery or performance of the service(s) is probable and substantially in our control. Revenue on multiple revenue arrangements is recognized using a proportional method for each separately identified element. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or, if there is no predominant deliverable, upon delivery of the final element of the arrangement.

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

The Company has revenue from four major components: molecular information services, LAESI instrument platform, research products, and grants and other collaboration revenues. Revenue by component was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Molecular Information Services	$170,645	$170,570
LAESI Instrument Platform	153,362	178,000
Research Products	66,522	95,342
Grants and Other Collaborations	18,344	24,188
Gross Revenue	$408,873	$468,100

Equity Method Investments

The Company’s 33% interest in AzurRx BioPharma, Inc. (“AzurRx”) is accounted for on the equity method. AzurRx is a private biotechnology company formed to focus on the development of the early stage pharmaceutical assets of their European subsidiary. Companies in which the Company has made an investment (the “Investee(s)”), that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee. Under the equity method of accounting, an Investee’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee is reflected in the caption “Income from equity method investments” in the Consolidated Statements of Income. The Company’s carrying value in an equity method Investee would be reflected in the caption “Equity method investments” in the Company’s Consolidated Balance Sheets.

The Company determined the fair market value of the investment as having no value as AzurRx is still in early stages of organizing, has not reached commercialization, and will continue realizing substantial research and development expenses. In addition, the Company has suspended the equity method of accounting, as the losses have reduced the Company’s basis in AzurRx below zero. The net value of this investment as presented on our consolidated balance sheet was $0 at March 31, 2015 and December 31, 2014.

Other Receivables and Other Noncurrent Assets

Other assets, which reflect amounts due from non-trade activity, consist of the following at:

	March 31, 2015	December 31, 2014
Other receivables	$-	$119,230
Other receivables – current	$-	$119,230

Deposits	$209,771	$136,693
Other assets – noncurrent	$209,771	$136,693

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	March 31, 2015	December 31, 2014
Accrued expenses	$193,237	$31,104
Accrued interest	50,828	201,844
Accrued warranties	40,000	50,000
Accrued payroll and benefits	155,214	219,973
Unearned revenue	50,900	15,900
Other payables and accrued expenses	$490,179	$518,821

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that are embedded derivatives associated with capital raises and common stock purchase warrants. The Company evaluates all of its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

The Company has entered into certain financial instruments and contracts such as equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements “Down Round Protection” and detachable stock warrants that are i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities at fair value at the issuance date. Subsequent changes in fair value are recorded through the Statement of Comprehensive Loss.

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

	March 31, 2015
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	2.62 – 4.08	0.89%	77.25%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$589,953	-	-	$589,953
Derivative liabilities – warrants	172,867	-	-	172,867
Total	$762,820	-	-	$762,820

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$88,871	-	-	$88,871
Derivative liabilities – warrants	65,187	-	-	65,187
Total	$154,058	-	-	$154,058

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2015
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Balance at January 1, 2015	$88,871	$65,187	$154,058
Issuance of warrants	-	2,228	2,228
Unrealized loss on derivative liabilities	501,082	98,086	599,168
Recognition of derivative liabilities	-	7,366	7,366
Balance at March 31, 2015	$589,953	$172,867	$762,820

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

	Year Ended December 31, 2014
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance at January 1, 2014	$558,799	$64,788	$623,587
Issuance of warrants	-	2,550	2,550
Anti-dilution shares to be issued	(1,771,362)	-	(1,771,362)
Unrealized (gain) loss on derivative liabilities	1,301,434	(11,449)	1,289,985
Recognition of derivative liabilities	-	9,298	9,298
Balance at December 31, 2014	$88,871	$65,187	$154,058

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 74,060,000 and 84,834,000 at March 31, 2015 and December 31, 2014, respectively.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers.  The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2016 with possible deferral by the FASB. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The Company is currently in the process of evaluating the impact of adoption of this standard on our consolidated financial statements and related disclosures.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

3.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	March 31, 2015	December 31, 2014
Inventory:
Finished goods	$17,132	$18,739
Work in progress	112,103	142,562
Total Inventory	$129,235	$161,301

4.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following at:

	March 31, 2015	December 31, 2014
Lab equipment	$7,226,164	$7,313,979
Computer equipment	540,212	540,814
Office equipment	191,248	229,785
Leasehold improvements	443,639	434,304
	8,401,263	8,518,882
Accumulated depreciation	(5,568,720)	(5,558,792)
Property and equipment, net	$2,832,543	$2,960,090

For the three months ended March 31, 2015, depreciation expense was $174,721 compared to $206,046 for the three months ended March 31, 2014.

5.	Bank Line of Credit

A subsidiary of the Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is ..75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At March 31, 2015 and December 31, 2014, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

6.	Loans Payable to Stockholders

On August 6, 2013, the Company entered into a Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) bearing simple interest at a rate of 10% per annum, in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the Summit Note, and will be accreted based on the repayment of the obligation. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument shall be used to repay the principal amounts due under the Summit Note. The Company repaid $423,915 as of December 31, 2014 and recognized accretion expense of $94,757 in 2014. On March 20, 2015, the Company converted the remaining principal balance of $176,085 and unpaid accrued interest of $87,707, and issued Summit 1,055,165 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 527,583 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $39,360 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement costs related to the fair value of the warrants issued to Summit of $28,964 during the three months ended March 31, 2015. As of March 31, 2015, the Note was considered fully satisfied.

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of common stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. The outstanding balance, net of discount, was $1,074,773 as of December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement costs related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015. As of March 31, 2015, the outstanding balance was $1,000,000 or $917,000, net of discount.

During 2014, the Company received advances equal to an aggregate of $540,000 from various directors and current stockholders of the Company. The Company repaid $370,000 to these related parties in 2014. No terms of repayment have been specified on the remaining aforementioned advances as of the filing date.

During 2015, the Company received advances equal to an aggregate of $678,000 from various directors and current stockholders of the Company. No terms of repayment have been specified on the remaining aforementioned advances as of the filing date.

7.	Long-term Debt

1)	Note Payable to the West Virginia Development Office (“WVDO”)

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the WVDO. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note was due and payable. The note was secured by equipment costing $1,057,167. On February 4, 2015, the repayment terms were modified, whereby the WVDO approved a deferral of principal and interest until December 31, 2015 with the final payment due January 2017.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

7.	Long-term Debt (continued)

2)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $569,812. As of March 31, 2015, the Company was in arrears on the note. Effective May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in five annual installments; the next payment of $33,880 will be due on December 31, 2015 with final payment due August 3, 2019. If the Company fails to make any of the five remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on August 3, 2019.

3)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $569,812. On February 4, 2015, the repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until December 31, 2015 with final payment due April 2021.

4)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note was due and payable. The note was secured by equipment costing $997,248. As of March 31, 2015, the Company was in arrears on the note. Effective May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in six annual installments; the next payment of $125,990 will be due on December 31, 2015 with final payment due October 21, 2020. If the Company fails to make any of the remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on October 21, 2020.

5)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note was due and payable. The note was secured by equipment costing $1,098,249. On February 4, 2015, the repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until December 31, 2015 with final payment due August 2022.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

7.	Long-term Debt (continued)

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

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

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note was secured by 50% of equipment costing $447,320. On April 1, 2015, the Company and WVHTCF entered into the First Amendment to Promissory Note whereby the original note was modified so that principal balance of $74,726.08 is payable in nine monthly installments; the next payment of $8,789.37 will be due on April 15, 2015 with final payment due December 15, 2015. Subsequent to the March 31, 2015, the Company made the required payment in April and became current on the note.

9)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the WVEDA. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note was due and payable. The note was secured by 50% of equipment costing $447,320. As of March 31, 2015, the Company was in arrears on the note. On May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in eight annual installments; the next payment of $26,673 will be due on December 31, 2015 with final payment due June 11, 2022. If the Company fails to make any of remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on June 11, 2022.

10)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of March 31, 2015, the Company had five capital lease obligations outstanding with imputed interest rates ranging from 5.96% to 6.11%. The leases require 24-60 monthly payments and begin to expire in May 2015 through October 2019. These leases are secured by equipment with an aggregate cost of $1,149,399. As of March 31, 2015, the Company was in arrears on two capital leases.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

7.	Long-term Debt (continued)

Total debts outstanding are as follows:

	March 31, 2015	December 31, 2014
1) Note Payable to the WVDO	$100,656	$99,365
2) Note Payable to the WVEDA	141,369	141,369
3) Note Payable to the WVIJDC	141,061	139,128
4) Note Payable to the WVEDA	617,767	617,767
5) Note Payable to the WVIJDC	639,499	630,738
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVHTCF	74,726	69,888
9) Note Payable to the WVEDA	166,258	166,258
10) Capital leases	816,711	820,524
Total	3,288,047	3,275,037
Less: current portion	(1,309,028)	(1,457,800)
Long-term portion	$1,979,019	$1,817,237

Future required minimum principal repayments over the next five years are as follows:

Year Ending December 31:	Future Required Minimum Principal Repayments
2015	$1,140,409
2016	685,945
2017	442,239
2018	287,242
2019 & Thereafter	732,212
Total	$3,288,047

8.	Common Stock

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

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board of Directors are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock. Common Stock issued are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2014	66,588,600	$.0001	Various	$53,708,521	$1,814,673	$6,659	$55,516,535
Issuance of stock (2)	2,201,046	.0001	$0.25	550,261	-	220	550,041
Issuance of stock (3)	30,286,520	.0001	$0.25	-	-	3,029	(2,650)
Balance at March 31, 2015	99,076,166			$54,258,782	$1,814,673	$9,908	$56,063,926

(1) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

(2) Shares issued for conversion of an aggregate of $341,085 principal amount and $192,785 of accrued interest on promissory notes and $16,391 of accounts payable. Shares do not contain an anti-dilution provision.

(3) Shares issued upon conversion of preferred stock and accrued dividends thereon and contained an anti-dilution provision.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

9.	Preferred Stock

Preferred Stock - par value of $.0001 per share with one vote in respect of each share held. The Company is authorized to issue Preferred Stock in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board may, from time to time, determine. No shares of the Preferred Stock were issued prior to 2014.

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2014	3,337,725	$.0001	$2.00	$6,675,452	$334	$6,675,118
Issuance of stock (2)	370,050	.0001	$2.00	740,100	37	740,063
Stock dividend	78,040	.0001	$2.00	(156,056)	8	156,048
Conversion of preferred stock	(3,785,815)	.0001	$2.00	(7,259,496)	(379)	(7,571,229)
Balance at March 31, 2015	-			$-	$-	$-

(1) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

(2) Shares issued contain an anti-dilution provision expiring upon the conversion to common stock.

During 2014 and 2015, the Company sold units of preferred stock each consisting of 50,000 shares of Series A convertible Preferred Stock and a 3-year warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.375 per share. Each share of Preferred Stock has a stated value equal to $2.00. The Preferred Stock automatically converted into shares of Common Stock determined by dividing the stated value by $0.25 per share on March 31, 2015. Under certain circumstances, the holders of the Preferred Stock had voluntary conversion rights, were entitled to receive stock dividends at the rate of 6.0% per annum and are entitled to certain anti-dilution protections.

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

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	7,019,750	$0.92	6.69
Granted	167,500	$0.55
Exercised	-	$0.00
Cancelled or expired	(2,500)	$0.55
Outstanding at March 31, 2015	7,184,750	$0.91	6.54

Exercisable at December 31, 2014	4,596,467	$1.11	5.95
Exercisable at March 31, 2015	4,910,592	$1.08	5.93

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

10.	Stock Options and Stock-based Compensation (continued)

The following table summarizes information about stock options at March 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			139,813
$0.55	4,055,000			1,816,592
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,126,000			2,109,437
$2.00	214,750			214,750
$0.50 - $2.00	7,184,750	6.54	$0.91	4,910,592	$1.08

At March 31, 2015, the total aggregate intrinsic value for options currently exercisable and options outstanding was $6,360. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.54 as of March 31, 2015. In 2015, no options were exercised whereas 25,000 options were exercised in 2014.

The following table summarizes the activity of the Company’s stock options that have not vested:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2014	2,423,283	$0.258
Granted	-	$0.000
Forfeited	(2,500)	$0.221
Vested	(146,625)	$0.281
Nonvested at March 31, 2015	2,274,158	$0.211

The fair value of non-vested options to be recognized in future periods is $440,983, which is expected to be recognized over a weighted average period of 1.9 years. The total fair value of options vested during the three months ended March 31, 2015 was $88,435 compared to $117,989 for the three months ended March 31, 2014.

Stock-based compensation expense is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Selling, general, and administrative expense	$77,705	$111,286
Research and development expense	10,730	6,703
Total stock-based compensation expense	$88,435	$117,989

The weighted average grant-date fair value of options granted during the three months ended March 31, 2015 was $0.234 and for the three months ended March 31, 2014 was $0.205 per option.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

10.	Stock Options and Stock-based Compensation (continued)

The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted average risk-free interest rate	1.93%	2.35%
Volatility factor	63.90%	73.56%
Weighted average expected life (in years)	10	7
Dividend rate	0.0%	0.0%

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

From 2008 through 2015, the Company issued warrants to purchase shares of common stock. The warrants are exercisable for five years from date of issuance and are exercisable at exercise prices that range from $0.375 to $2.25 per share.

As of March 31, 2015, warrants to purchase 55,665,416 shares of common stock were outstanding and exercisable. During the three months ended March 31, 2015, the Company recognized a total of $46,587 in interest expense, $60,419 in debt conversion costs related to warrants issued as part of debt conversion consideration, $9,196 in consulting services, and $170,418 in placement agent services as a result of an aggregate of 3,720,323 warrants earned. During the three months ended March 31, 2014, the Company recognized a total of $65,706 in interest expense and $17,976 in consulting services.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	53,112,193	$0.98	3.27
Granted	2,748,223	$0.47	3.88
Exercised	-	-
Cancelled or expired	(195,000)	$2.00
Outstanding at March 31, 2015	55,665,416	$0.95	3.08

As a result of the 2014 Winter Offering, the exercise price of the 2013 Winter Offering warrants was adjusted from $0.75 to $0.64 under certain anti-dilution rights. The following table summarizes information about stock warrants at March 31, 2015:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.38	14,831,098
$0.50	1,100,523
$0.64	11,065,144
$0.80	1,415,000
$1.10	19,054,350
$1.12	263,750
$2.00	6,540,842
$2.20	98,320
$2.25	1,296,389
$0.38 - $2.25	55,665,416	3.08	$0.95

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

12.	Income Taxes

The provision for income taxes, if any, is comprised of current and deferred components. The current component, if any, presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company’s taxable income as reported in its income tax returns. The Company has evaluated its income tax positions in accordance with FASB ASC 740. There were no changes to unrecognized tax benefits during 2014. The tax years 2011 through 2014 remain open to review by various taxing authorities.

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

The Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforwards total approximately $62,600,000 and $59,800,000 at March 31, 2015 and December 31, 2014, respectively.

13.	Lease Commitments

The Company leases its facilities under operating leases beginning a) February 2005 and extended through September 2015 and b) April 2012 through March 2017. The Company also has various equipment operating leases with a term of five years.

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2015 (payment in arrears)	$55,878
2015 (April – December)	$264,204
2016	$172,428
2017	$46,707
2018	$4,800
2019	$4,000

Rent expense totals $77,357 for the three months ended March 31, 2015 compared to $94,828 for the three months ended March 31, 2014.

14.	Retirement Plan

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

Notes to Consolidated Financial Statements (unaudited)

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of March 31, 2015.

Warranty Costs

The Company provides for a one year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. As of March 31, 2015, the Company has accrued warranty expense of $40,000 compared to $50,000 as of December 31, 2014.

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

AGREEMENT WITH GEORGE WASHINGTON UNIVERSITY (GWU)

In March 2009, the Company entered into an Exclusive License Agreement with George Washington University (Washington, D.C.) for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is LAESI - laser ablation electrospray ionization, a new method of bioanalytical analysis that enables high throughput biomolecule characterization.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

15.	Commitments and Contingencies (continued)

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the three months ended March 31, 2015, the Company recorded royalty expenses of approximately $11,264. As of March 31, 2015, the Company’s accounts payable balance includes approximately $23,988 to GWU for royalties compared to $29,300 as of December 31, 2014.

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

AGREEMENT WITH OMICS2IMAGE

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund 60,000 Euros or $76,000 related to the COAST Project over the next twelve month period. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system. As of March 31, 2015, the Company had made one payment of 20,000 Euros or $25,500 to Omics2Image.

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, a contract manufacturer to produce ten LAESI units. As of March 31, 2015, the Company had received five LAESI units from Dynamic. As of March 31, 2015, the Company had $373,300 in outstanding commitments with Dynamic as well as approximately $79,000 in payables due to Dynamic.

The Company has approximately $21,900 in outstanding commitments with Bridger Photonics for lasers related to the LAESI technology. At March 31, 2015, the Company owed approximately $59,000 in payables due to Bridger.

Capital Expenditures

In December 2014, the Company made a down payment of $104,524 on a mass spectrometer with Thermo Fisher Scientific. The equipment will be built and received in 2015. The Company will finance the remaining purchase price of the equipment under a capital lease structure. As of March 31, 2015, the Company had about $326,000 in outstanding commitments with Thermo. At March 31, 2015, the Company had no expenses owed to Thermo.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

16.	Contingent Acquisition

On March 31, 2015, the Company entered into a share purchase agreement (the “Purchase Agreement”) with the shareholders of vivoPharm Pty. Ltd., a corporation organized under the laws of Australia (“vivoPharm”) to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”).  The purchase price for the vivoPharm shares is $11,153,000 (the “Purchase Price”), of which (i) $100,000.00 was payable by way of deposit prior to the closing of the Acquisition (the “Deposit”), to be credited as partial payment towards the Purchase Price, (ii) $5,352,463 is payable in cash at the closing of the Acquisition (the “Closing Cash Consideration”, together with the Deposit, the “Cash Consideration”) and (iii) the balance of $5,700,537 is payable in the form of 570,053.7 shares of the new Company’s 4% Series A Convertible Preferred Stock, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (“Series A Convertible Preferred Stock”).

If and when issued, the Company’s Series A Convertible Preferred Stock is convertible by the holder at any time into Company common stock at a conversion price equal to the greater of (a) the same price per share at which the Company sells shares of its Common Stock, or the highest conversion price or exercise price per share of any convertible securities, in either case, as issued in connection with the “Required Financing” contemplated by the Purchase Agreement, or (b) forty ($0.40) cents. Such conversion price is subject to appropriate and proportionate adjustment for forward stock splits, reverse stock splits or other subdivisions, recapitalizations or combinations. As contemplated by the Purchase Agreement, the Company intends, prior to closing of the Acquisition, to obtain stockholder approval for a reverse split of its issued and outstanding shares of Common Stock.

In addition, the Series A Convertible Preferred Stock is subject to automatic conversion in the event that (a) the volume weighted average price of the Company’s common stock for any 20 consecutive trading days shall equal or exceed 150% of the conversion price then in effect; or (b) the Company shall consummate an underwritten public offering of not less than $15,000,000 of its shares of common stock (either a “Conversion Event”); provided, that a Conversion Event shall only be deemed to have occur if all of the shares then issuable upon conversion of the Series A Convertible Preferred Stock (the “Conversion Shares”) have been registered for resale under the Securities Act of 1933 (the “Securities Act”) and a registration statement on Form S-1 is then effective and has not been withdrawn, unless all of such Conversion Shares can be immediately resold by the holders without registration pursuant to an applicable exemption from the registration requirements of the Securities Act.

Consummation of the vivoPharm acquisition is subject to a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders.  In addition, there can be no assurance that the vivoPharm acquisition, if consummated will ultimately prove to be beneficial to the Company and its stockholders.

As of the date of this filing, the Company has not raised any funds for the vivoPharm acquisition.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

17.	Evaluation of Subsequent Events

Common Stock

Subsequent to March 31, 2015, the Company issued 10,122,067 shares of Common Stock to investors in the Company’s winter 2013 private placement of Common Stock and Common Stock warrants pursuant to anti-dilution rights.

Stock Warrants

Subsequent to March 31, 2015, the Company issued warrants to purchase 1,630,000 shares of Common Stock to Summit Resources, Inc., an affiliate of Steve Antoline, a director of the Company. The warrants are exercisable at an exercise price of $0.45 per share for a five-year term.

Additionally, the Company issued 100,000 warrants to purchase shares of Common Stock to the West Virginia High Tech Consortium as consideration for the first amendment to the note outstanding. The warrants are exercisable at an exercise price of $0.45 per share for a five year term.

Advances from Stockholders

Subsequent to March 31, 2015, the Company received advances equal to an aggregate of $270,000 from certain current directors and related parties, which brought the outstanding balance to $1,118,000. No terms of repayment have been specified on the aforementioned advances as of the filing date.

Convertible Debenture and Warrant

Subsequent to March 31, 2015, the Company entered into a Subscription Agreement with 1 accredited investor, pursuant to which the Company expects to receive an aggregate gross proceeds of $2,000,000 for the sale of an 20% original issue discount unsecured convertible debenture (the “Debenture”) due November 14, 2015. The Company will issue (a) the Debenture with a principal amount of $2,500,000 that bears interest at a rate of 10% per annum, and (b) a three-year warrant to purchase up to 7,500,000 shares of Common Stock at an exercise price of $0.325.

In connection with the Debenture, the Company will pay to a FINRA registered broker dealer that acted as the placement agent an aggregate of approximately $365,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to purchase an aggregate of 1,000,000 shares of Common Stock to the placement agent (or its designees).

As of the date of this Quarterly Report on Form 10-Q, the Company has not yet received the proceeds nor issued the Debenture.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Protea Biosciences Group, Inc. (“we”, “us”, “our”, “Protea” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Protea is an emerging growth, molecular information company that has developed what we believe is a revolutionary platform technology which enables the direct analysis, mapping and display of molecular information in living cells and tissue samples. The technology platform offers novel molecular information capabilities useful for the pharmaceutical, diagnostic, agricultural and life science industries.

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

Known as LAESI (Laser Ablation Electrospray Ionization), our technology platform is exclusively licensed from The George Washington University (“GWU”). We have subsequently completed the development of the first fully-automated LAESI instruments and proprietary software platforms known as ProteaPlot TM and HG-MSI TM (Histology guided mass spec imaging) that support LAESI applications for molecular imaging - the direct analysis and visualization of molecules in cells and tissue, without sample preparation or extractions.

Our Business Strategy and Products and Services

The Company intends to achieve its business objectives by leveraging its knowhow and technology to improve the availability, comprehensiveness and usefulness of molecular information to address the needs of the preclinical pharmaceutical research, biomarker discovery and other life science markets.

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

Molecular information Services

The Company believes it is a commercial leader in the offering of direct molecular imaging services. Clients can send their tissue and biofluid samples directly to the Company’s laboratory where they are analyzed by the Company’s scientific staff with the LAESI technology platform and state of the art mass spectrometer instruments. Clients include major pharmaceutical, biotechnology, chemical and medical device companies.

The Company offers proprietary molecular information services for the identification of both small molecules (e.g. lipids and metabolites) and large molecules (e.g. proteins). The services unit is operated within a Quality by Design (QBD) environment, which is necessary to meet the internal research and development standards of pharmaceutical and clinical research clients.

LAESI instruments, software and research products

LAESI technology was invented in the laboratory of Prof. Akos Vertes, Ph.D., Dept. of Chemistry, The GWU, in 2007 and was exclusively-licensed to Protea in 2008. The LAESI DP-1000 instrument, the Company’s first embodiment of its proprietary LAESI technology, integrates with laboratory instruments known as mass spectrometers. LAESI employs a proprietary (patented) method that utilizes the water content in a sample (native or applied) to transition the sample into a gas state, where it can be analyzed by a mass spectrometer. LAESI accomplishes this without requiring the sample to be touched, improving the convenience and speed of analysis, as well as eliminating bias that can result from sample preparation and handling. LAESI instruments employ proprietary software developed by the Company that creates “molecular maps” - the ability to display the distribution of molecules throughout tissue sample in both 2 and 3 dimensional imaging. LAESI instruments, software and consumables are sold directly by the Company, and through international distributors. In addition, the Company has a nonexclusive co-marketing agreement with Waters (NYSE: WAT) and anticipates establishing similar arrangements with other companies.

In January 2014, the Company became a subcontractor to GWU in a multi-year project with the Defense Advanced Research Projects Agency (DARPA) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days of exposure. In addition to Protea, SRI International and GE Global Research will collaborate on this project titled “New Tools for Comparative Systems Biology of Threat Agent Action Mechanisms”. The goal of DARPA’s Rapid Threat Assessment (RTA) program is to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days from exposure.

LAESI DP-1000 Instrument Platform

In 2012, Protea completed the development of a novel bioanalytical instrument platform known as “LAESI” (laser ablation electrospray ionization). This technology enables the direct identification of proteins, lipids and metabolites in tissues, cells and biofluids, such as serum and urine, with minimal to no sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI then can display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug. The Company believes that LAESI technology has the potential to significantly improve the availability of molecular information in pharmaceutical research as well as many other fields including agriculture, pathology, biomarker discovery, biodefense and forensics.

LAESI is intended to meet the broad need of the biologist for the direct, unbiased identification and characterization of molecules in biological samples. By virtue of LAESI’s improved speed and the comprehensive datasets it generates, the Company is pursuing its vision of what it believes will be a new era of human molecular information, where the molecular pathways of human disease will be more clearly elucidated and datasets more rapidly available, thereby accelerating pharmaceutical and life science research.

The Company currently offers the LAESI DP-1000 instrument as well as proprietary software suites developed by the Company (LAESI Desktop Software and ProteaPlot). Its software facilitates operating the instrument and the storage and display of datasets in a user friendly, intuitive software environment. The LAESI and ProteaPlot software includes tools for post-processing of LAESI-MS data, generation of molecular maps/images, and mass spectral comparison for regions of interest.

Tissue Analytics

The Company is applying a multi-modal mass spec imaging approach, including both its proprietary LAESI platform and MALDI methodologies to create comprehensive, tissue-based molecular profiles that provide novel, and highly-specific tissue analytics to improve the differential diagnosis of human disease and allow the integration of the Company’s mass spec imaging data files with related pathology, gene expression and demographic datasets, with the purpose of improving human disease state detection, assessment and management. To advance this objective, the Company develops collaborative research partnerships with top tier academic centers to develop and validate tissue analytics -based cancer diagnostics.

As a model of its approach to achieving this, the Company put in place a collaborative research partnership with the Memorial Sloan-Kettering Cancer Center and the Dana-Farber Cancer Institute. The Company is generating molecular profiles of early stage lung cancer tissue samples with the goal of improving the classification and differential diagnosis of cancer. The first target is early stage lung adenocarcinoma. The objectives of the collaboration are to demonstrate that different cancer cell sub-groups within a lung cancer will have different molecular profiles and will behave differently. The goal is to define these molecular differences and to identify the sub-group of cancer cells with the worst prognosis that are most likely to recur, thereby enabling earlier treatment intervention, and to use these findings to achieve tumor cell “molecular profiling”, leading to more precise treatment selection and higher survivor rates.

Recent Developments—Acquisition of vivoPharm

The Company entered into a share purchase agreement, effective as of March 31, 2015 (the “Acquisition Agreement”), with the shareholders of vivoPharm, a corporation organized under the laws of Australia, to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”).  The purchase price for the vivoPharm shares is $11,153,000 (the “Acquisition Price”), of which (i) $100,000 was payable by way of deposit prior to the closing of the Acquisition, to be credited as partial payment towards the Acquisition Price, (ii) $5,352,463 is payable in cash at the closing of the Acquisition and (iii) the balance of $5,700,537 is payable in the form of 570,053.7 shares of a new series of convertible preferred stock of the Company, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (“Acquisition Preferred Stock”).  If we do not consummate the Acquisition by July 31, 2015, we will (with certain limited exceptions) forfeit our deposit of $100,000.

If and when issued, each share of the Acquisition Preferred Stock would be convertible by the holder at any time into a number of shares of Company common stock obtained by dividing $10.00 plus accrued dividends by the greater of (a) the price per share at which the Company sells shares of its common stock, or the highest conversion price or exercise price per share of any convertible securities, in either case, as issued in connection with the Required Financing, hereinafter defined, contemplated by the Acquisition Agreement, or (b) $0.40. Such conversion price would be subject to appropriate and proportionate adjustment for forward stock splits, reverse stock splits or other subdivisions, recapitalizations or combinations. As contemplated by the Acquisition Agreement, the Company intends, prior to closing of the Acquisition, to obtain stockholder approval for a reverse split of its issued and outstanding shares of common stock.

In addition, the Acquisition Preferred Stock would be subject to automatic conversion in the event that (a) the volume weighted average price of the Company’s common stock for any 20 consecutive trading days shall equal or exceed 150% of the conversion price then in effect; or (b) the Company shall consummate an underwritten public offering of not less than $15,000,000 of its shares of common stock (either a “Conversion Event”); provided, that a Conversion Event shall only be deemed to have occurred if all of the shares then issuable upon conversion of the Acquisition Preferred Stock (the “Conversion Shares”) have been registered for resale under the Securities Act and a registration statement on Form S-1 is then effective and has not been withdrawn, unless all of such Conversion Shares can be immediately resold by the holders without registration pursuant to an applicable exemption from the registration requirements the Securities Act.

The following is a summary of other terms that the Acquisition Preferred Stock would have if it is issued:

Liquidation Value: The Acquisition Preferred Stock would have a stated or liquidation value per share of $10.00 per share, which would be payable upon any sale or liquidation of the Company prior to any payments in respect of our Common Stock.

Dividends: The Acquisition Preferred Stock would pay an annual dividend of 4% percent, which shall accrue annually, be payable in additional shares of Acquisition Preferred Stock, and be added to the face or stated amount of such shares of Acquisition Preferred Stock.

Voting Rights: Except as described in the Certificate of Designation, holders of the Series A Preferred Stock would vote together with holders of the Company common stock on all matters submitted to the vote of the holders of Company Common Stock, on an as-converted to common stock basis.

Redemption: The Acquisition Preferred Stock would be subject to redemption and repurchase at the sole option of the Company, upon thirty days prior written notice to the holders, for a cash amount, payable in United States Dollars, equal to the $10.00 per share stated value of the Acquisition Preferred Stock plus accrued dividends thereon.

Consummation of the Acquisition is subject to a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders.  In addition, there can be no assurance that the Acquisition, if consummated will ultimately prove to be beneficial to the Company and its stockholders.

The description of the Acquisition Agreement herein does not purport to be complete and is qualified in its entirety by reference to the form of Acquisition Agreement incorporated by reference as Exhibit 10.1 to this Report.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

We will remain an emerging growth company for up to five years following our initial public offering, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements instead of three years.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The Company earned revenues of $408,873 and $468,100 for the three months ended March 31, 2015 and March 31, 2014, respectively, a decrease of $59,227, or approximately 13%. For the three months ended March 31, 2015, the Company realized service revenues of $170,645 compared to $170,570 for the three months ended March 31, 2014. Service clients include major pharmaceutical, biotechnology, chemical and medical device companies. During the first quarter 2015 and 2014, the Company sold one LAESI unit for $153,362 and $178,000, respectively. Research product revenue decreased to $66,522 for the three months ended March 31, 2015 compared to $95,342 for the three months ended March 31, 2014. Additionally, the Company realized grant revenue of $18,344 for the three months ended March 31, 2015 compared to $24,188 for the three months ended March 31, 2014.

Cost of revenue totaled $139,788 for the three months ended March 31, 2015 compared to cost of revenue of $230,737 for the three months ended March 31, 2014, a decrease of $90,949 or 39%. The Company realized gross profits of $269,085 for three months ended March 31, 2015 compared to $237,363 for the three months ended March 31, 2014.

Selling, general and administrative expenses totaled $2,012,520 for the three months ended March 31, 2015 compared to $2,122,704 for the three months ended March 31, 2014, a decrease of $110,184 or approximately 5%. The decrease relates to a reduction in personnel costs, outside services, consulting expenses, and other items as the Company has focused efforts on reducing expenses. This reduction was partially off-set by the impairment of other receivables written off during the three months ended March 31, 2015.

Research and development expenses totaled $401,093 for the three months ended March 31, 2015, compared to research and development expenses of $721,953 for the three months ended March 31, 2014, a decrease of $320,860 or approximately 44%. The reduction in expenses relates largely to the disposition of the Company’s subsidiary effective at the end of 2014. During the three months ended March 31, 2014, the Company realized research and development expenses of $343,396 from the subsidiary. No expenses were incurred for the three months ended March 31, 2015 related to the disposed subsidiary. During the three months ended March 31, 2015, research and development expenses primarily included costs associated with the development of the LAESI and NAPA technologies.

Loss from operations totaled $2,144,528 for the three months ended March 31, 2015, compared to a loss from operations of $2,607,294 for the three months ended March 31, 2014, a decrease of $462,766 or approximately 18%.

During the three months ended March 31, 2015, we had other expense of $822,970 as compared to other expenses for the three months ended March 31, 2014 of $124,844, an increase of $698,126 or approximately 559%. The majority of the increase is as a result of derivative expenses of $599,168 recognized in 2015 compared to derivative income of $65,922 recognized in 2014.

After foreign currency translation adjustments of $(392) and $769, respectively, the Company had a total comprehensive loss of $2,967,890, or ($0.03) per share, for the three months ended March 31, 2015 as compared to a total comprehensive loss of $2,731,369, or ($0.04) per share, for the three months ended March 31, 2014.

Cash Requirements

The Company has experienced negative cash flows from operations since inception. Since inception, our operations have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We will continue to require substantial funds to advance our research products and services. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization. We may also consider the sale of certain assets or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, there are no assurances that we will be able to secure additional funding. These factors raise substantial doubt about our ability to continue as a going-concern.

The Company has worked closely with various state agencies that financed our long and short term debt and has obtained favorable modifications related to the repayment of these obligations.

With a goal of raising capital in mid-2015, the Company will be working closely with our financial advisors to determine our tactical approach to the equity markets, with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from retail or institutional investing communities.

As discussed above under “Recent Developments—Acquisition of vivoPharm,” we would have to raise not less than $10 million of additional debt or equity financing in order to complete the acquisition of vivoPharm. There can be no assurance that the Company will be successful in completing the necessary financing or if completed, that the terms will be favorable to the Company and its stockholders.

During the latter half of 2014, the Company’s molecular information services division signed new contracts with large-to-mid market pharmaceutical companies. The Company believes that these contracts have the potential to provide more routine workflow resulting in increased revenues and more consistent cash flows in 2015.

Based on our current spending levels, management estimates that the Company will need approximately $6,400,000 in additional working capital, net of cash flows from revenue, to maintain current operations through the end of 2015.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total current assets of $515,322 comprised of $80,330 in cash and cash equivalents, $250,724 in trade accounts receivables, $129,235 in inventory, and $55,033 in prepaid expenses. As of December 31, 2014, we had total current assets equal to $931,344 comprised of $322,877 in cash and cash equivalents, $273,914 in trade accounts receivable, $119,230 in other receivables, $161,301 in inventory and $54,022 in prepaid expenses.  As of March 31, 2015, the Company had total current liabilities of $8,831,138 comprised of $1,309,028 in current maturities on long term debt, $1,504,111 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $1,765,000 in loans payable to shareholders, $762,820 in derivative liabilities, and $490,179 in other payables and accrued expenses.  The Company's total current liabilities as of December 31, 2014 were equal to $7,765,562, comprised of $1,457,800 in current maturities on long term debt, $1,253,385 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $1,381,498 in loans payable to shareholders, $154,058 in derivative liabilities, and $518,821 in other payables and accrued expenses.

Our working capital deficit was $8,315,816 at March 31, 2015 as compared to a working capital deficit of $(6,834,218) at December 31, 2014. The change in working capital was approximately $1,481,598 to March 31, 2015 from December 31, 2014 primarily resulting from the decrease in cash and cash equivalents and increase in accounts payable, loans payable to stockholders, and derivative liabilities.

All issued and outstanding shares of our Series A Preferred Stock converted automatically by their terms into 29,662,200 shares of our common stock, and accrued dividends on the Series A Preferred Stock in the amount of 624,320 shares of our common stock were issued, on March 31, 2015.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2015. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (1) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weakness above, we believe that our consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. As far as we are aware, no governmental authority is contemplating any such proceeding.

Item 1A. Risk Factors.

Except as set forth below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

We may not be able successfully to complete our proposed acquisition of vivoPharm.

We entered into a share purchase agreement, effective as of March 31, 2015 (the “Acquisition Agreement”), with the shareholders of vivoPharmPty, Ltd., a corporation organized under the laws of Australia (“vivoPharm”), to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”). The purchase price for the vivoPharm shares is $11,153,000 (the “Acquisition Price”), of which (i) $100,000.00 was payable by way of deposit prior to the closing of the Acquisition, to be credited as partial payment towards the Acquisition Price, (ii) $5,352,463 is payable in cash at the closing of the Acquisition and (iii) the balance of $5,700,537 is payable in the form of 570,053.7 shares of a new series of convertible preferred stock of the Company, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (the “Acquisition Preferred Stock”).

Consummation of the Acquisition is subject to a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders, or that the other conditions to closing will be satisfied. If we do not consummate the Acquisition by July 31, 2015, we will (with certain limited exceptions) forfeit our deposit of $100,000.

We may have difficulty in integrating the vivoPharm acquisition with our existing business; the acquisition may not be beneficial to the Company and its stockholders.

The process of integrating any acquired business such as that of vivoPharm (assuming that the acquisition is consummated) may create unforeseen operating difficulties and expenditures and is itself risky. The acquisition, if consummated, may be subject to a number of challenges, including:

•         diversion of management time and resources as well as a shift of focus from operating the businesses to issues related to integration and administration, which could result in the potential disruption of our ongoing business;

•         the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•         the need to implement controls, procedures and policies appropriate for a public company at an acquired company that prior to acquisition may have lacked such controls, procedures and policies;

•         difficulties in maintaining uniform standards, controls, procedures and policies;

•         difficulties in managing operations in widely disparate time zones;

•         potential unknown liabilities associated with the acquired company, including liability for activities of the acquired company before the acquisition, including any violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

•         difficulty retaining key alliances on attractive terms with partners, suppliers and customers;

•         declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, future prospects or the direction or culture of the business;

•         the need to integrate operations across different cultures and to address the particular economic, currency, political, and regulatory risks associated with Australia; and

•         possibly, the need to transition operations, end-users, and customers onto our existing platforms.

Failure to manage the vivoPharm acquisition, should it be consummated, effectively may affect our success in executing our business plan and may adversely affect our business, financial condition and results of operation. We may not realize the anticipated benefits of the acquisition, or may not realize them in the time frame expected.

The Acquisition Preferred Stock, if issued, will dilute current stockholders and may adversely affect the rights of holders of Common Stock.

If and when issued upon consummation of our proposed acquisition of vivoPharm, the Company’s Acquisition Preferred Stock will have the effect of diluting our existing stockholders. Each share of the Acquisition Preferred Stock would be convertible by the holder at any time into a number of shares of Company Common Stock obtained by dividing $10.00 plus accrued dividends by the greater of (a) the price per share at which the Company sells shares of its Common Stock, or the highest conversion price or exercise price per share of any convertible securities, in either case, as issued in connection with the Required Financing contemplated by the Acquisition Agreement, or (b) $0.40 (subject to adjustment for stock splits and similar events), which could result in the issuance of up to 14.25 million shares of our Common Stock (plus the number of shares of Common Stock into which accrued dividends would be convertible). In addition, the Acquisition Preferred Stock would be subject to automatic conversion in certain events.

Other terms of the Acquisition Preferred Stock, if it is issued, may adversely affect the rights of holders of Common Stock. Among other things, the Acquisition Preferred Stock would have a stated or liquidation value per share of $10.00 per share, which would be payable upon any sale or liquidation of the Company prior to any payments in respect of our Common Stock. The Acquisition Preferred Stock would pay an annual dividend of 4% accruing annually, payable in additional shares of Acquisition Preferred Stock.

We may not have sufficient authorized shares of Common Stock.

We are authorized to issue 200,000,000 shares of Common Stock of which 109,198,233 shares are currently issued and outstanding. After giving effect to the issuances of the shares of Common Stock underlying outstanding warrants and options (as described herein) and all other Common Stock equivalents, there would be, on a fully diluted basis, approximately 177,774,907 issued and outstanding shares of Common Stock. While we have covenanted to always reserve sufficient shares of Common Stock to meet the Company’s obligations under outstanding warrants, there is no assurance the Company will be able to do so. The Company obtained written consent from a majority of the Company’s stockholders to authorize the Company’s Board of Directors to file a certificate of amendment to the Company’s certificate of incorporation with the Secretary of State of Delaware to increase the total authorized number of shares of the Company’s Common Stock from 200,000,000 to 250,000,000 within twelve months of September 4, 2014. Nevertheless, if the Company fails to deliver the requisite number of shares of Common Stock upon exercise of the warrants, it may face substantial monetary penalties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Conversion of Promissory Notes

On March 20, 2015, the Company’s Board of Directors authorized the conversion of an aggregate of $341,084.81 principal amount of, and $192,784.63 of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), the president of which is Steven Antoline, who is a director of the Company and an affiliate of Summit, and $16,392.14 of accounts payable by the Company to Summit, into 2,201,046 units of securities, each unit consisting of one share of the Company’s Common Stock and a five-year warrant to purchase one-half share of Common Stock, at an exercise price of $0.50 per  whole  share, at a conversion price of $0.25 per unit. The issuance of these shares and warrants was exempt from registrations pursuant to Section 4(a)(2) of the Securities Act as not involving any public offering.

Consultant Warrants Shares

On March 20, 2015, the Company issued warrants to purchase 167,500 shares of Common Stock in connection with services rendered pursuant to the terms of a Consulting Agreement by and between the Company and a consultant, dated March 3, 2014. The warrants contain an exercise price of $1.10 per share and are exercisable for five years from date of issuance.

Consultant Options Shares

On March 20, 2015, the Company granted options to purchase 167,500 shares of Common Stock in connection with services rendered pursuant to the terms of a Consulting Agreement by and between the Company and a consultant, dated March 3, 2014. The options contain an exercise price of $0.55 per share and are exercisable for ten years from date of issuance.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

As of the date of this filing, the Company has not yet replaced its Chief Financial Officer.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011).
3.5	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2014).
3.6	Certificate of Amendment to the Certificate of Designations of Protea Biosciences Group, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2015).
10.1	Share Purchase Agreement, dated as of March 31, 2015, among the Company, vivoPharm Pty Ltd. and the shareholders of vivoPharm Pty Ltd. named therein, including Form of Certificate of Designations of the Acquisition Preferred Stock (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2015).
10.2	Form of Unit Purchase Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2015).
10.3	Form of Subscription Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2015).
10.4	Form of Registration Rights Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2015).
10.5	Form of Warrant issued to investors in the Company’s winter 2014-2015 private placement offering (incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2015).
10.6	Form of Employment Agreement between Protea Biosciences Group, Inc. and Stephen Turner, effective as of April 1, 2015 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2015).
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: May 15, 2015	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, President and Director
(Principal Executive Officer, Interim Principal Financial and Accounting Officer)

