Form 10-Q
period 2015-06-30
Protea Biosciences Group, Inc.
filed 2015-08-12
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51474

PROTEA BIOSCIENCES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903252
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	No.)

1311 Pineview Drive, Suite 501, Morgantown, West Virginia 26505

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,991,718 shares of common stock, par value $0.0001 per share, outstanding as of August 11, 2015.

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

The results for the period ended June 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2015.

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$121,366	$322,877
Trade accounts receivable, net	297,938	273,914
Other receivables	-	119,230
Inventory	56,495	161,301
Prepaid expenses	205,745	54,022
Total current assets	681,544	931,344
Property and equipment, net	3,042,488	2,960,090
Other noncurrent assets	105,248	136,693
Total Assets	$3,829,280	$4,028,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities on short and long-term debt, net of discount	$2,716,926	$1,457,800
Accounts payable	1,272,780	1,253,385
Bank line of credit	3,000,000	3,000,000
Loans payable to stockholders, net of discount	2,135,000	1,381,498
Derivative liabilities	75,794	154,058
Other payables and accrued expenses	498,801	518,821
Total current liabilities	9,699,301	7,765,562

Long-term debt - net of current portion	2,125,261	1,817,237

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares
authorized; none and 3,337,725 issued or outstanding at
June 30 , 2015 and December 31, 2014)	-	334
Common stock ($.0001 par value; 250,000,000 shares
authorized; 114,900,808 and 66,588,600 shares issued
and outstanding at June 30, 2015 and December 31, 2014)	11,490	6,659
Additional paid in capital	67,288,833	64,305,743
Accumulated deficit	(75,295,580)	(69,867,118)
Accumulated other comprehensive (loss) income	(25)	(290)
Total Stockholders' Equity (Deficit)	(7,995,282)	(5,554,672)
Total Liabilities and Stockholders' Equity	$3,829,280	$4,028,127

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Operations and Total Comprehensive Loss

See Accompanying Notes to Financial Statements

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2015	2014	2015	2014

Gross revenue	$511,783	$346,561	$920,656	$814,661
Cost of revenue	$(166,403)	$(180,234)	(306,191)	(410,970)
Gross profit	345,380	166,327	614,465	403,691

Selling, general, administrative expenses	(1,778,048)	(2,565,856)	(3,790,569)	(4,688,561)
Research and development expense	(369,901)	(804,030)	(770,994)	(1,525,983)
Loss from operations	(1,802,569)	(3,203,559)	(3,947,098)	(5,810,853)

Other income (expense):
Interest and exchange income (expense)	4,462	(133)	6,003	32
Interest expense	(326,891)	(206,317)	(490,941)	(372,480)
Debt conversion inducement cost	-	-	(60,419)	-
Gain (loss) on asset disposal	57,104	6,000	56,231	(18,768)
Change in fair value of derivative	(237,014)	(42,329)	(836,182)	23,593
Total other income (expense)	(502,339)	(242,779)	(1,325,308)	(367,623)

Loss before income taxes	(2,304,908)	(3,446,338)	(5,272,406)	(6,178,476)
Income taxes	-	-	-	-

Net loss	(2,304,908)	(3,446,338)	(5,272,406)	(6,178,476)
Foreign currency translation adjustment	657	(14,304)	265	(13,535)
Total comprehensive loss	$(2,304,251)	$(3,460,642)	$(5,272,141)	$(6,192,011)

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.05)	$(0.09)
Weighted average number of shares
outstanding - basic and diluted	106,157,191	65,655,378	100,243,815	65,556,136

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

					Additional
					Paid in		Accumulated	Total
	Preferred Stock		Common Stock		Capital		Other	Stockholders'
	Par Value $.0001		Par Value $.0001		Common	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Stock	Deficit	Income (Loss)	(Deficit)
December 31, 2014	3,337,725	$334	66,588,600	$6,659	$64,305,743	$(69,867,118)	$(290)	$(5,554,672)

Issuance of preferred stock, net issuance costs of $378,138	370,050	37	-	-	361,925	-	-	361,962
Stock dividend declared on preferred stock	78,040	8	-	-	156,048	(156,056)		-
Issuance of stock upon conversion of convertible debentures	-	-	2,201,046	220	550,041	-	-	550,261
Issuance of stock for services			300,000	30	92,970			93,000
Issuance of stock under anti-dilution provision	-	-	15,524,642	1,552	943,899	-	-	945,451
Conversion of preferred stock to common stock	(3,785,815)	(379)	30,286,520	3,029	(2,650)	-	-	-
Stock-based compensation expense	-	-	-	-	159,154	-	-	159,154
Stock warrants issued for services and debt	-	-	-	-	515,923	-	-	515,923
Stock warrants issued as part of debt conversion inducement cost					60,419			60,419
Stock warrants issued to placement agent	-	-	-	-	170,418	-	-	170,418
Recognition of derivative liability	-	-	-	-	(25,057)	-	-	(25,057)
Net loss	-	-	-	-	-	(5,272,406)	-	(5,272,406)
Foreign currency translation adjustment	-	-	-	-	-	-	265	265
June 30, 2015	-	$-	114,900,808	$11,490	$67,288,833	$(75,295,580)	$(25)	$(7,995,282)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,272,406)	$(6,178,476)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	356,055	430,771
Non-cash compensation	159,154	179,049
Issuance of common stock and warrants for services	191,683	515,463
Issuance of preferred and common stock for accrued interest	192,785	-
Accretion of discount on short-term convertible debenture	107,527	-
Accretion of convertible debenture discount	117,041	125,645
Debt conversion inducement cost	60,419	-
Capitalized interest on debt modification	34,596	-
(Gain) Loss on disposal of fixed assets	(56,231)	18,768
Bad debt expense	119,230	1,200
Loss (gain) from change in fair value of derivative	836,182	(23,593)
Net change in assets: Decrease (increase)
Trade accounts receivable	(24,024)	132,359
Prepaid expenses	(151,723)	226,049
Other receivables	-	7,452
Inventory	149,379	(40,215)
Other noncurrent assets	(93,014)	152
Net change in liabilities: Increase (decrease)
Trade accounts payable	35,787	1,596,754
Other payables and accrued expenses	(20,020)	(279,128)
Net cash used in operating activities	(3,257,580)	(3,287,750)

Cash flows from investing activities:
Purchase of and deposits on equipment	(44,132)	(119,983)
Proceeds from sale of equipment	134,169	6,000
Proceeds from subsidiary sale - Option Fee	-	600,000
Net cash provided by investing activities	90,037	486,017

Cash flows from financing activities:
Net advances on bank line of credit	-	275,000
Proceeds from sale of preferred stock, net	538,327	-
Proceeds from sale of common stock, net	-	(12,500)
Proceeds from short and long-term debt, net	1,690,656	283,500
Proceeds from shareholder debt	1,048,000	2,025,000
Repayment of shareholder, short and long-term debt	(311,216)	(325,890)
Repayment of Obligation related to the Letter of Credit	-	(238,695)
Net cash provided by financing activities	2,965,767	2,006,415

Effect of exchange rate changes on cash	265	(13,535)

Net (decrease) in cash	(201,511)	(808,853)
Cash, beginning of period	322,877	1,086,330

Cash, end of period	$121,366	$277,477

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$124,294	$136,101

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$516,832	$629,476
Debt converted to common stock	$550,260	$-
Dividends paid in preferred stock	$156,056	$-
Stock warrants issued to placement agent	$170,418	$-

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

1.	Description of Company and Nature of Business

Protea Biosciences Group, Inc. (referred to as “Protea”, “the Company”, “we”, “us” and “our”) is an emerging growth, molecular information company providing innovative bioanalytical technologies and capabilities to the pharmaceutical, diagnostic and life science industries. “Molecular information” refers to the generation and bioinformatic processing of very large data sets, obtained by applying the Company’s technology to identify and characterize the proteins, metabolites, lipids and other biomolecules which are the products of all living cells and life forms.

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

Revenue Recognition

The Company follows the provisions of FASB ASC 605, “Revenue Recognition.” We recognize revenue of products when persuasive evidence of a sale arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred/title has passed, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of its ProteaPlot™ software when bundled with the LAESI platform, which facilitates operating the instrument and storage and display of datasets. The Company also recognizes revenue of standalone sales of ProteaPlot™, which generally consists of additional user licenses.

The Company accounts for shipping and handling costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition – Principal Agent Considerations,” which requires all amounts charged to customers for shipping and handling to be classified as revenues. Shipping and handling costs charged to customers are recorded in the period the related product sales revenue is recognized.

Regarding short-term service contracts, the majority of these service contracts involve the processing of imaging and bioanalytical samples for pharmaceutical and academic/clinical research laboratories. These contracts generally provide for a fixed fee for each method developed or sample processed and revenue is recognized when the analysis is complete and a report is delivered.

6

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

The Company has revenue from four major components: molecular information services, LAESI instrument platform, research products, and grants and other collaboration revenues. Revenue by component was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Molecular Information Services	$219,064	$59,375	$389,708	$229,945
LAESI Instrument Platform	152,625	140,500	305,987	318,500
Research Products	86,387	120,361	152,910	215,703
Grants and Other Collaborations	53,707	26,325	72,051	50,513
Gross Revenue	$511,783	$346,561	$920,656	$814,661

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

The Company determined the fair market value of the investment as having no value as AzurRx is still in early stages of organizing, has not reached commercialization, and will continue realizing substantial research and development expenses. In addition, the Company has suspended the equity method of accounting, as the losses have reduced the Company’s basis in AzurRx below zero. The value of this investment as presented on our consolidated balance sheet was $0 at June 30, 2015 and December 31, 2014.

Other Receivables and Other Noncurrent Assets

Other assets, which reflect amounts due from non-trade activity, consist of the following at:

	June 30, 2015	December 31, 2014
Other receivables	$-	$119,230
Other receivables – current	$-	$119,230

Deposits	$105,248	$136,693
Other assets – noncurrent	$105,248	$136,693

7

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	June 30, 2015	December 31, 2014
Accrued expenses	$56,564	$31,104
Accrued interest	98,424	201,844
Accrued warranties	50,000	50,000
Accrued payroll and benefits	233,055	219,973
Unearned revenue	60,758	15,900
Other payables and accrued expenses	$498,801	$518,821

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

8

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

	June 30, 2015
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	2.37-3.83	1.01%	74.57%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	-	-	-	-
Derivative liabilities – warrants	75,794	-	-	75,794
Total	$75,794	-	-	$75,794

For the quarter ended June 30, 2015, the Company modified its assessment of the probability of future down-rounds, due to a high probability of closing on a subsequent capital raises at levels that would not result in anti-dilution triggers, currently at $0.25 per share. This modification effectively eliminates the derivative liability associated with Common Stock at June 30, 2015. Previously, the Company’s assessment of possible future down-rounds were calculated using assumptions that could have resulted in ant-dilution triggers. This is based on the Company’s best estimate of its future capital raise activities. The assumptions used for estimating future capital raises could be materially different from the actual results. These differences could materially impact the derivative liability and have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$88,871	-	-	$88,871
Derivative liabilities – warrants	65,187	-	-	65,187
Total	$154,058	-	-	$154,058

As a result of the 2014 winter offering, the Company issued 15,524,642 shares of Common Stock related to anti-dilution protection rights to various stockholders during the three months ended June 30, 2015. As of December 31, 2014, the Company believed that only 10,122,067 shares of Common Stock were required under these rights. Additionally, the Company had not issued these shares at December 31, 2014, the fair value of which was $1,771,362, was reduced from the derivative liability, and recorded as Common Stock to be issued in additional paid in capital as of December 31, 2014. These shares were issued in April 2015. In May 2015, the Company determined that an additional 5,402,575 were required under these same anti-dilution rights. The Company issued the remaining shares in June 2015. The fair value of the additional 5,402,575 shares was $945,451 upon issuing the anti-dilution shares, and the related loss was recognized in the change in fair market value of the derivative liability and recorded as additional paid in capital.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2015
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Balance at January 1, 2015	$88,871	$65,187	$154,058
Issuance of warrants	-	5,948	5,948
Anti-dilution shares issued	(945,451)		(945,451)
Unrealized loss on derivative liabilities	856,580	(20,398)	836,182
Recognition of derivative liabilities	-	25,057	25,057
Balance at June 30, 2015	$-	$75,794	$75,794

	Year Ended December 31, 2014
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance at January 1, 2014	$558,799	$64,788	$623,587
Issuance of warrants	-	2,550	2,550
Anti-dilution shares to be issued	(1,771,362)	-	(1,771,362)
Unrealized (gain) loss on derivative liabilities	1,301,434	(11,449)	1,289,985
Recognition of derivative liabilities	-	9,298	9,298
Balance at December 31, 2014	$88,871	$65,187	$154,058

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 79,823,000 and 84,834,000 at June 30, 2015 and December 31, 2014, respectively.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers.  The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2017 as deferred by the FASB in July 2015. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. This standard requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 14, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

3.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

Inventory:	June 30, 2015	December 31, 2014
Finished goods	$14,992	$18,739
Work in progress	41,503	142,562
Total Inventory	$56,495	$161,301

4.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following at:

	June 30, 2015	December 31, 2014
Lab equipment	$7,011,067	$7,313,979
Computer equipment	540,212	540,814
Office equipment	191,248	229,785
Leasehold improvements	443,639	434,304
	8,186,166	8,518,882
Accumulated depreciation	(5,143,678)	(5,558,792)
Property and equipment, net	$3,042,488	$2,960,090

For the three months and six months ended June 30, 2015, depreciation expense was $181,084 and $356,055 compared to $224,455 and $430,528 for the three and six months ended June 30, 2014.

5.	Bank Line of Credit

A subsidiary of the Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At June 30, 2015 and December 31, 2014, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

6.	Loans Payable to Stockholders

On August 6, 2013, the Company entered into a Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) bearing simple interest at a rate of 10% per annum, in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the Summit Note, and will be accreted based on the repayment of the obligation. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument shall be used to repay the principal amounts due under the Summit Note. The Company repaid $423,915 as of December 31, 2014 and recognized accretion expense of $94,757 in 2014. On March 20, 2015, the Company converted the remaining principal balance of $176,085 and unpaid accrued interest of $87,707, and issued Summit 1,055,165 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 527,583 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $39,360 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $28,964 during the three months ended March 31, 2015. As of March 31, 2015, the Note was considered fully satisfied.

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of common stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. The outstanding balance, net of discount, was $1,074,773 as of December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015. As of June 30, 2015, the outstanding balance was $1,000,000 or $917,000, net of discount.

During 2014, the Company received advances equal to an aggregate of $540,000 from various directors and current stockholders of the Company. The Company repaid $370,000 to these related parties in 2014. No terms of repayment have been specified on the remaining $170,000 aforementioned advances as of the filing date.

During 2015, the Company received advances equal to an aggregate of $1,048,000 from various directors and current stockholders of the Company. No terms of repayment have been specified on the remaining aforementioned advances as of the filing date.

7.	Short and Long-term Debt

1)	Note Payable to the West Virginia Development Office (“WVDO”)

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

7.	Short and Long-term Debt (continued)

2)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $531,522. As of March 31, 2015, the Company was in arrears on the note. Effective May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in five annual installments; the next payment of $33,880 will be due on December 31, 2015 with final payment due August 3, 2019. If the Company fails to make any of the five remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on August 3, 2019.

3)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $531,522. On February 4, 2015, the repayment terms were modified, whereby the WVIJDC approved a deferral of principal and interest until December 31, 2015 with final payment due April 2021.

4)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note was due and payable. The note was secured by equipment costing $477,095. As of March 31, 2015, the Company was in arrears on the note. Effective May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in six annual installments; the next payment of $125,990 will be due on December 31, 2015 with final payment due October 21, 2020. If the Company fails to make any of the remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on October 21, 2020.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

7.	Short and Long-term Debt (continued)

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

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

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note was secured by 50% of equipment costing $447,320. On April 1, 2015, the Company and WVHTCF entered into the First Amendment to Promissory Note whereby the original note was modified so that principal balance of $74,726.08 is payable in nine monthly installments; the next payment of $8,789.37 will be due on April 15, 2015 with final payment due December 15, 2015. As of June 30, 2015, the Company is current on the note.

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

10)	Short-term Convertible Debenture

In May 2015, the Company received an aggregate of $2,000,000 in gross cash proceeds, less transaction costs such as commission and legal fees of $309,344, from one accredited investor in connection with the sale of a 20% original issue discount unsecured convertible debenture (the “Debenture”) due November 22, 2015, pursuant to the terms and condition of a Subscription Agreement. The Company issued (a) the Debenture with a principal amount of $2,500,000 that bears interest at a rate of 10% per annum, and (b) a three-year warrant to purchase up to 7,500,000 shares of common stock of the Company par value $0.001 per share at an exercise price of $0.325 per share. The Debenture may be converted in whole or in part, into shares of Common Stock at a conversion price of $0.25 per share. The relative fair value of these warrants was estimated to be $411,750, which was recorded as a discount to the promissory note, and will be accreted over the life of the loan. The Company recognized accretion expense of $68,625 related to the fair value of the warrants and interest expense of $107,527 related to the original issue discount during the six months ended June 30, 2015. As of June 30, 2015, the outstanding balance was $2,500,000 or $1,455,058, net of discount.

11)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of June 30, 2015, the Company had five capital lease obligations outstanding with imputed interest rates ranging from 5.86% to 6.00%. The leases require 24-60 monthly payments and begin to expire in December 2016 through October 2019. These leases are secured by equipment with an aggregate cost of $1,580,257. As of June 30, 2015, the Company was current on all lease payments.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

7.	Short and Long-term Debt (continued)

Total debts outstanding are as follows:

	June 30, 2015	December 31, 2014
1) Note Payable to the WVDO	$100,656	$99,365
2) Note Payable to the WVEDA	143,312	141,369
3) Note Payable to the WVIJDC	139,229	139,128
4) Note Payable to the WVEDA	572,148	617,767
5) Note Payable to the WVIJDC	581,987	630,738
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVHTCF	47,863	69,888
9) Note Payable to the WVEDA	168,362	166,258
10) Convertible Debentures	2,500,000	-
11) Capital leases	1,043,572	820,524
Total	5,887,129	3,275,037
Less: current portion	(2,716,926)	(1,457,800)
Less: unamortized discount	(735,598)	-
Less: transaction costs	(309,344)	-
Long-term portion	$2,125,261	$1,817,237

Future required minimum principal repayments over the next five years are as follows:

Year Ending December 31:	Future Required Minimum Principal Repayments
2015	$3,444,045
2016	739,424
2017	556,334
2018	371,822
2019 & Thereafter	775,504
Total	$5,887,129

8.	Common Stock

The Company is authorized to issue a total of 260,000,000 shares of stock, of which 250,000,000 shares are designated Common Stock and 10,000,000 shares are designated Preferred Stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board of Directors are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock. Common Stock issued are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2014	66,588,600	$.0001	Various	$53,708,521	$1,814,673	$6,659	$55,516,535
Issuance of stock (2)	2,201,046	.0001	$0.25	550,261	-	220	550,041
Issuance of stock (3)	30,286,520	.0001	$0.25	-	-	3,029	(2,650)
Issuance of stock (4)	15,524,642	.0001	$0.25	-	-	1,552	(1,552)
Issuance of stock (5)	300,000	.0001	$0.31	-	$93,000	30	92,970
Balance at June 30, 2015	114,900,808			$54,258,782	$1,907,673	$11,490	$56,155,344

(1)	Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2)	Shares issued for conversion of an aggregate of $341,085 principal amount and $192,785 of accrued interest on promissory notes and $16,391 of accounts payable. Shares do not contain an anti-dilution provision.
(3)	Shares issued upon conversion of preferred stock and accrued dividends thereon and contained an anti-dilution provision.
(4)	Shares issued under certain anti-dilution privileges.
(5)	Shares issued to a consultant for services rendered. Shares do not contain anti-dilution provision.

The Company issued 15,524,642 shares of Common Stock to investors in the Company’s winter 2013 private placement of Common Stock and Common Stock warrants pursuant to anti-dilution rights.

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

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2014	3,337,725	$.0001	$2.00	$6,675,452	$334	$6,675,118
Issuance of stock (2)	370,050	.0001	$2.00	740,100	37	740,063
Stock dividend	78,040	.0001	$2.00	(156,056)	8	156,048
Conversion of preferred stock	(3,785,815)	.0001	$2.00	(7,259,496)	(379)	(7,571,229)
Balance at June 30, 2015	-			$-	$-	$-

(1)	Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2)	Shares issued contain an anti-dilution provision expiring upon the conversion to common stock.

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

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	7,019,750	$0.92	6.69
Granted	882,500	$0.53
Exercised	-	$0.00
Cancelled or expired	(294,687)	$0.55
Outstanding at June 30, 2015	7,607,563	$0.89	6.44

Exercisable at December 31, 2014	4,596,467	$1.11	5.95
Exercisable at June 30, 2015	4,983,854	$1.08	6.40

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

10.	Stock Options and Stock-based Compensation (Continued)

The following table summarizes information about stock options at June 30, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	159,000			146,000
$0.53	635,000			-
$0.55	3,844,063			1,868,354
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	2,124,750			2,124,750
$2.00	214,750			214,750
$0.50 - $2.00	7,607,563	6.44	$0.89	4,983,854	$1.08

At June 30, 2015, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.40 as of June 30, 2015. In 2015, no options were exercised whereas 25,000 options were exercised in 2014.

The following table summarizes the activity of the Company’s stock options that have not vested:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2014	2,423,283	$0.258
Granted	635,000	$0.313
Forfeited	(294,687)	$0.251
Vested	(139,887)	$0.386
Nonvested at June 30, 2015	2,623,709	$0.237

The fair value of non-vested options to be recognized in future periods is $533,923, which is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options vested during the six months ended June 30, 2015 was $159,154 compared to $179,049 for the six months ended June 30, 2014.

Stock-based compensation expense is as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
Selling, general, and administrative expense	$137,092	$163,541
Research and development expense	22,062	15,508
Total stock-based compensation expense	$159,154	$179,049

The weighted average grant-date fair value of options granted during the six months ended June 30, 2015 was $0.313 and for the six months ended June 30, 2014 was $0.206 per option.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

10.	Stock Options and Stock-based Compensation (Continued)

The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30, 2015	June 30, 2014
Weighted average risk-free interest rate	1.67%	1.91%
Volatility factor	66.26%	69.96%
Weighted average expected life (in years)	8	7
Dividend rate	0.0%	0.0%

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

From 2008 through 2015, the Company issued warrants to purchase shares of common stock. The warrants are exercisable for five years from date of issuance and are exercisable at exercise prices that range from $0.325 to $2.25 per share.

As of June 30, 2015, warrants to purchase 64,338,749 shares of common stock were outstanding and exercisable. During the six months ended June 30, 2015, the Company recognized a total of $117,041 in interest expense, $60,419 in debt conversion costs related to warrants issued as part of debt conversion consideration, $98,683 in consulting services, and $170,418 in placement agent services as a result of an aggregate of 4,654,145 warrants earned. During the six months ended June 30, 2014, the Company recognized a total of $125,645 in interest expense and $49,921 in consulting services.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	53,112,193	$0.98	3.27
Granted	11,978,223	$0.38	3.34
Exercised	-	-
Cancelled or expired	(751,667)	$2.00
Outstanding at June 30, 2015	64,338,749	$0.86	2.92

As a result of the 2014 Winter Offering, the exercise price of the 2013 Winter Offering warrants was adjusted from $0.75 to $0.64 under certain anti-dilution rights. The following table summarizes information about stock warrants at June 30, 2015:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.33	7,500,000
$0.38	14,831,098
$0.45	1,730,000
$0.50	1,100,523
$0.64	11,065,144
$0.80	1,415,000
$1.10	19,054,350
$1.12	263,750
$2.00	5,984,175
$2.20	98,320
$2.25	1,296,389
$0.33 - $2.25	64,338,749	2.92	$0.86

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

12.	Income Taxes

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

The Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforwards total approximately $63,500,000 and $59,800,000 at June 30, 2015 and December 31, 2014, respectively.

13.	Lease Commitments

The Company leases its facilities under operating leases beginning a) February 2005 and extended through September 2015 and b) April 2012 through March 2017. The Company also has various equipment operating leases with a term of five years.

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2015 (payment in arrears)	$27,939
2015 (July – December)	$128,260
2016	$172,428
2017	$46,707
2018	$4,800
2019	$4,000

Rent expense totals $65,636 and $142,993 for the three and six months ended June 30, 2015 compared to $94,220 and $189,048 for the three and six months ended June 30, 2014.

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of June 30, 2015.

Warranty Costs

The Company provides for a one year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. As of June 30, 2015 and December 31,2014, the Company has accrued warranty expense of $50,000.

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

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the three and six months ended June 30, 2015, the Company recorded royalty expenses of approximately $9,445 and $20,211, respectively. As of June 30, 2015, the Company’s accounts payable balance includes approximately $33,433 to GWU, of which approximately $24,000 was in arrears, for royalties compared to $29,300 as of December 31, 2014.

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

Under the terms of the license agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company is obligated to pay a license initiation fee of $25,000 and a minimum license diligence resources of $12,500 in year two and $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,500 for the next four quarters and $6,000 for each succeeding quarter. As of June 30, 2015, the Company had not reached milestones under this agreement.

In January 2014, the Company became a subcontractor to George Washington University in a multi-year project with the Defense Advanced Research Projects Agency (DARPA) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days of exposure.

AGREEMENT WITH OMICS2IMAGE

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund 60,000 Euros or $76,000 related to the COAST Project over the next twelve month period. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system. As of June 30, 2015, the Company had made two payment of 40,000 Euros or $46,600 to Omics2Image.

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, a contract manufacturer to produce ten LAESI units. As of June 30, 2015, the Company had received five LAESI units from Dynamic. During the second quarter, the Company repaid Dynamic $53,063 for one LAESI unit which was received early July. As of June 30, 2015, the Company had $320,238 in outstanding commitments with Dynamic as well as approximately $0 in payables due to Dynamic.

During the second quarter, the Company received one laser from Bridger Photonics and ordered another laser related to the LAESI technology. The order fully satisfied the Company’s contract with Bridger. The Company prepaid for both lasers. At June 30, 2015, the Company had no remaining commitments with Bridger. At June 30, 2015, the Company owed approximately $0 in payables due to Bridger.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

16.	Contingent Acquisition

On March 31, 2015, the Company entered into a share purchase agreement, as amended on June 4, 2015 (the “Purchase Agreement”) with the shareholders of vivoPharm Pty. Ltd., a corporation organized under the laws of Australia (“vivoPharm”) to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”).  The purchase price for the vivoPharm shares is $12,063,084 (the “Purchase Price”), of which (i) $100,000.00 was payable by way of deposit prior to the closing of the Acquisition (the “Deposit”), to be credited as partial payment towards the Purchase Price, (ii) $5,690,280 is payable in cash at the closing of the Acquisition (the “Closing Cash Consideration”, together with the Deposit, the “Cash Consideration”) and (iii) the balance of $6,272,804 is payable in the form of 627,280.4 shares of the new Company’s 4% Series A Convertible Preferred Stock, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (“Series A Convertible Preferred Stock”).

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

Consummation of the vivoPharm acquisition is subject to a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders.  In addition, there can be no assurance that the vivoPharm acquisition, if consummated will ultimately prove to be beneficial to the Company and its stockholders. On June 4, 2015, the Company and vivoPharm agreed to extend the closing date to September 7, 2015.

As of the date of this filing, the Company has not raised any funds for the vivoPharm acquisition.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

17.	Evaluation of Subsequent Events

Advances from Stockholders

Subsequent to June 30, 2015, the Company received advances equal to an aggregate of $135,000 from certain current directors and related parties, which brought the outstanding balance to $1,353,000. No terms of repayment have been specified on the aforementioned advances as of the filing date.

Convertible Promissory Note and Commitment Fee

Subsequent to June 30, 2015, the Company received an aggregate gross proceeds of $200,000 from one director and issued a 10% Convertible Promissory Note due on December 31, 2015. The note is convertible into Common Stock at a conversion price of $0.33 per share. The Company also issued 90,910 shares of Common Stock as commitment fee to the director with a price per share of $0.33

Stock Warrants

Subsequent to June 30, 2015, the Company issued warrants to purchase 100,000 shares of Common Stock to GWU as consideration for their continued support of the Company's business development. The warrants are exercisable at an exercise price of $0.50 per share for a five year term.

Stock Options

Subsequent to June 30, 2015, the Company granted options to purchase an aggregate of 150,000 shares of Common Stock to one employee in connection with the Company’s 2013 Equity Incentive Plan at an exercise price of $0.48 per share.

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

Known as LAESI (Laser Ablation Electrospray Ionization), our technology platform is exclusively licensed from The George Washington University (“GWU”). We have subsequently completed the development of the first fully-automated LAESI instruments and proprietary software platforms known as ProteaPlot TM, used for LAESI data analysis, and ProteaScope TM, used in Histology Guided Mass Spectrometry Imaging workflows (HG-MSI TM) that support applications for molecular imaging - the direct analysis and visualization of molecules in cells and tissue, without sample preparation or extractions.

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

Recent Developments—Acquisition of vivoPharm

The Company entered into a share purchase agreement, effective as of March 31, 2015, as amended on June 4, 2015 (the “Acquisition Agreement”), with the shareholders of vivoPharm, a corporation organized under the laws of Australia, to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”). The purchase price for the vivoPharm shares is $12,063,084 (the “Acquisition Price”), of which (i) $100,000 was payable by way of deposit prior to the closing of the Acquisition, to be credited as partial payment towards the Acquisition Price, (ii) $5,690,280 is payable in cash at the closing of the Acquisition and (iii) the balance of $6,272,804 is payable in the form of 627,280.4 shares of a new series of convertible preferred stock of the Company, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (“Acquisition Preferred Stock”). If we do not consummate the Acquisition by September 7, 2015, we will (with certain limited exceptions) forfeit our deposit of $100,000.

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

Consummation of the Acquisition is subject to a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders. In addition, there can be no assurance that the Acquisition, if consummated will ultimately prove to be beneficial to the Company and its stockholders. On June 4, 2015, the Company and vivoPharm agreed to extend the closing date to September 7, 2015. As of the date of this filing, the Company has not raised any funds for the vivoPharm acquisition.

The description of the Acquisition Agreement herein does not purport to be complete.

Bridge Financing - Short-term Convertible Debenture

In May 2015, the Company received an aggregate of $2,000,000 in gross cash proceeds from one accredited investor in connection with the sale of a 20% original issue discount unsecured convertible debenture (the “Debenture”) due November 22, 2015, pursuant to the terms and condition of a Subscription Agreement. The Company issued (a) the Debenture with a principal amount of $2,500,000 that bears interest at a rate of 10% per annum, and (b) a three-year warrant to purchase up to 7,500,000 shares of common stock of the Company par value $0.001 per share at an exercise price of $0.325 per share. The Debenture may be converted in whole or in part, into shares of Common Stock at a conversion price of $0.25 per share. The fair value of these warrants was estimated to be $411,750, which was recorded as a discount to the promissory note, and will be accreted over the life of the loan. The Company recognized accretion expense of $68,625 related to the fair value of the warrants and interest expense of $107,527 related to the original issue discount during the six months ended June 30, 2015. As of June 30, 2015, the outstanding balance was $2,500,000 or $1,764,402, net of discount.

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

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

For the three months ended June 30, 2015 and June 30, 2014, the Company earned revenue of $511,783 and $346,561, respectively, an increase of $165,222 or approximately 48%. The Company earned revenues of $920,656 and $814,661 for the six months ended June 30, 2015 and June 30, 2014, respectively, an increase of $105,995, or approximately 13%. For the three and six months ended June 30, 2015, the Company realized service revenues of $219,064 and $389,708, respectively compared to $59,375 and $229,945 for the three and six months ended June 30, 2014. Service clients include major pharmaceutical, biotechnology, chemical and medical device companies. Additionally, the Company realized grant revenue of $53,707 and $72,051, respectively for the three and six months ended June 30, 2015 compared to $26,325 and $50,513 for the three and six months ended June 30, 2014.

For the three months ended June 30, 2015, cost of revenue totaled $166,403 compared to $180,234 for the three months ended June 30, 2014, a decrease of $13,831 or 8%. Cost of revenue was $306,191 for the six months ended June 30, 2015 compared to $410,970 for the six months ended June 30, 2014, which is a decrease of $104,779 or 26%. The Company realized gross profits of $345,380 and $614,465 for three and six months ended June 30, 2015 compared to $166,327 and $403,691 for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2015, selling, general and administrative expenses totaled $1,778,048 and $3,790,569, respectively compared to $2,565,856 and $4,688,561, respectively, for the three and six months ended June 30, 2014. This is a decrease of $787,808 or approximately 31% for the three months ended June 30, 2015 and a decrease of $897,992 or 19% for the six months ended June 30, 2015. The decrease relates to a reduction in personnel costs, outside services, consulting expenses, and other items as the Company has focused efforts on reducing expenses.

For the three and six months ended June 30, 2015, research and development expenses totaled $369,901 and $770,994, respectively, compared to research and development expenses of $804,030 and $1,525,983 for the three and six months ended June 30, 2014. This is a decrease of $434,129 or approximately 54% for the three months ended June 30, 2015 and $754,989 or 49% for the six months ended June 30, 2015. The reduction in expenses relates largely to the disposition of the Company’s European subsidiary effective at the end of 2014. No expenses were incurred for the three months or six months ended June 30, 2015 related to the disposed subsidiary. During the three and six months ended June 30, 2015, research and development expenses primarily included costs associated with the development of the LAESI and NAPA technologies.

Loss from operations totaled $1,802,569 and $3,947,098, respectively, for the three and six months ended June 30, 2015, compared to a loss from operations of $3,203,559 and $5,810,853, respectively for the three and six months ended June 30, 2014. This is a decrease of $1,400,990 or 44% for the three months ended June 30, 2015 and a decrease of $1,863,756 or approximately 32% for the six months ended June 30, 2015.

For the three months ended June 30, 2015, we had other expenses of $502,339 as compared to other expenses for the three months ended June 30, 2014 of $242,779, a decrease of $259,560. For the six months ended June 30, 2015, other expenses were $1,325,308 compared to $367,623 for the six months ended June 30, 2014 The majority of the increase is as a result of derivative expense of $836,182 recognized during the six months ended June 30, 2015.

After foreign currency translation adjustments of $657 and $(14,304), respectively, the Company had a total comprehensive loss of $2,304,251, or ($0.02) per share, for the three months ended June 30, 2015 as compared to a total comprehensive loss of $3,460,642, or ($0.05) per share, for the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company had foreign currency translation adjustments of $265 and total comprehensive loss of $5,272,141 or $(0.05) per share compared to foreign currency translation adjustments of $(13,535) and total comprehensive loss of $6,192,011 or $(0.09) per share.

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

With a goal of raising capital additional during the third quarter of 2015, the Company will be working closely with our financial advisors to determine our tactical approach to the equity markets, with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from retail or institutional investing communities. However, there can be no assurance that we will be successful in raising additional capital on terms acceptable to us or at all.

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

Based on our current spending levels, management estimates that the Company will need approximately $4,300,000 in additional working capital, net of cash flows from revenue, to maintain current operations through the end of 2015 or $9,000,000 for the next twelve calendar months.

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

See Note 2 to the Financial Statements contained in Item 1 of this report.

Liquidity and Capital Resources

As of June 30, 2015, the Company had total current assets of $681,544 comprised of $121,366 in cash and cash equivalents, $297,938 in trade accounts receivables, $56,495 in inventory, and $205,745 in prepaid expenses. As of December 31, 2014, we had total current assets equal to $931,344 comprised of $322,877 in cash and cash equivalents, $273,914 in trade accounts receivable, $119,230 in other receivables, $161,301 in inventory and $54,022 in prepaid expenses. As of June 30, 2015, the Company had total current liabilities of $9,699,301 comprised of $2,716,926 in current maturities on long term debt, $1,272,780 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $2,135,000 in loans payable to shareholders, $75,794 in derivative liabilities, and $498,801 in other payables and accrued expenses. The Company's total current liabilities as of December 31, 2014 were equal to $7,765,562, comprised of $1,457,800 in current maturities on long term debt, $1,253,385 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $1,381,498 in loans payable to shareholders, $154,058 in derivative liabilities, and $518,821 in other payables and accrued expenses.

Our working capital deficit was $(9,017,757) at June 30, 2015 as compared to a working capital deficit of $(6,834,218) at December 31, 2014. The change in working capital was approximately $2,183,539 to June 30, 2015 from December 31, 2014 primarily resulting from the decrease in cash and cash equivalents and increase in accounts payable, loans payable to stockholders, and derivative liabilities.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer on the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2015. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (1) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weakness above, we believe that our consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

We entered into a share purchase agreement, effective as of March 31, 2015, as amended on June 4, 2015 (the “Acquisition Agreement”), with the shareholders of vivoPharmPty, Ltd., a corporation organized under the laws of Australia (“vivoPharm”), to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”). The purchase price for the vivoPharm shares is $12,063,084 (the “Acquisition Price”), of which (i) $100,000.00 was payable by way of deposit prior to the closing of the Acquisition, to be credited as partial payment towards the Acquisition Price, (ii) $5,690,280 is payable in cash at the closing of the Acquisition and (iii) the balance of $6,272,804 is payable in the form of 627,280.4 shares of a new series of convertible preferred stock of the Company, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (the “Acquisition Preferred Stock”).

Consummation of the Acquisition is subject to a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders, or that the other conditions to closing will be satisfied. If we do not consummate the Acquisition by September 7, 2015, we will (with certain limited exceptions) forfeit our deposit of $100,000. As of the date of this filing, the Company has not raised any funds for the vivoPharm acquisition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On June 29, 2015, the Company issued 5,402,575 shares of Common Stock to investors in the Company’s winter 2013 private placement of Common Stock and Common Stock warrants pursuant to anti-dilution rights.

On June 11, 2015, the Company issued 300,000 shares of Common Stock with a value of $93,000 to a consultant for services rendered.

Convertible Debenture and Warrant

On May 22, 2015, the Company entered into a Subscription Agreement with one accredited investor, pursuant to which the Company received an aggregate gross proceeds of $2,000,000 for the sale of an 20% original issue discount unsecured convertible debenture (the “Debenture”) due November 22, 2015. The Company issued (a) the Debenture with a principal amount of $2,500,000 that bears interest at a rate of 10% per annum, and (b) a three-year warrant to purchase up to 7,500,000 shares of Common Stock at an exercise price of $0.325.

In connection with the Debenture, the Company paid to a FINRA registered broker dealer that acted as the placement agent an aggregate of approximately $440,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to purchase an aggregate of 1,550,000 shares of Common Stock to the placement agent (or its designees).

Convertible Note

On July 1, 2015, the Company received an aggregate gross proceeds of $200,000 from one director and issued a 10% Convertible Promissory Note due on December 31, 2015. The note is convertible into Common Stock at a conversion price of $0.33 per share. The Company also issued 90,910 shares of Common Stock as commitment fee to the director with a price per share of $0.33.

Stock Warrant

On July 16, 2015, the Company issued a warrant to The George Washington University to purchase 100,000 shares of Common Stock. The warrants are exercisable at an exercise price of $0.50 per share for a five-year term.

Stock Option

On July 16, 2015 (the “Issuance Date”), the Company issued an incentive stock option to Dave Halverson, Vice President of Sales, under the Company’s 2013 Equity Incentive Plan (the “Plan”), to purchase 150,000 shares of Common Stock. The option shall be exercisable at fair market value, as defined in the Plan, and shall vest as to 25% of the shares at the end of each of the first four anniversaries from the Issuance Date, becoming fully vested and exercisable four years from the Issuance Date.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

As previously reported on the Company’s Annual Report on Form 10-K, on February 13, 2015 Edward Hughes resigned as the Company’s Chief Financial Officer (its principal financial officer) of the date of this filing, the Company has not yet appointed a new Chief Financial Officer.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011).
3.5	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2014).
3.6	Certificate of Amendment to the Certificate of Designations of Protea Biosciences Group, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).
10.1	Amendment No. 1 to Share Purchase Agreement, dated as of June 4, 2015, among the Company, vivoPharm Pty Ltd. and the shareholders of vivoPharm Pty Ltd.
10.2	Form of Subscription Agreement among Protea Biosciences Group, Inc., and investors in the Company’s 2015 bridge debenture offering (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).
10.3	Form of 20% Original Issue Discount Unsecured Convertible Debenture issued to the investor in the Company’s 2015 bridge debenture offering (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).
10.4	Form of Warrant issued to the investors in the Company’s 2015 bridge debenture offering (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).
31.1	Certification of the Company’s Principal Executive Officer and Interim Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
32.1	Certification of the Company’s Principal Executive Officer and Interim Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: August 12, 2015	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, President and Director
(Principal Executive Officer, Interim Principal Financial and Accounting Officer)