Form 10-Q
period 2015-09-30
Protea Biosciences Group, Inc.
filed 2015-11-16
CIK 1335103

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,589,694 shares of common stock, par value $0.0001 per share, outstanding as of November 16, 2015.

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

The results for the period ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2015.

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$33,840	$322,877
Trade accounts receivable, net	108,846	273,914
Other receivables	-	119,230
Inventory	65,582	161,301
Prepaid expenses	66,916	54,022
Total current assets	275,184	931,344

Property and equipment, net	2,853,288	2,960,090

Other noncurrent assets	105,248	136,693

Total Assets	$3,233,720	$4,028,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities on short and long-term debt, net of discount	$3,205,811	$1,457,800
Accounts payable	1,412,536	1,253,385
Bank line of credit	3,000,000	3,000,000
Loans payable to stockholders, net of discount	2,492,000	1,381,498
Derivative liabilities	138,383	154,058
Other payables and accrued expenses	503,821	518,821
Total current liabilities	10,752,551	7,765,562

Long-term debt - net of current portion	1,963,355	1,817,237

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares
authorized; none and 3,337,725 issued or outstanding at
September 30 , 2015 and December 31, 2014)	-	334
Common stock ($.0001 par value; 250,000,000 shares
authorized; 118,843,713 and 66,588,600 shares issued
and outstanding at September 30, 2015 and December 31, 2014)	11,884	6,659
Additional paid in capital	68,108,555	64,305,743
Accumulated deficit	(77,602,620)	(69,867,118)
Accumulated other comprehensive (loss) income	(5)	(290)
Total Stockholders' Equity (Deficit)	(9,482,186)	(5,554,672)
Total Liabilities and Stockholders' Equity (Deficit)	$3,233,720	$4,028,127

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Comprehensive Loss (Unaudited)

See Accompanying Notes to Financial Statements

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2014	2015	2014

Gross revenue	$458,098	$517,569	$1,378,754	$1,332,230
Cost of revenue	(205,002)	(277,620)	(511,193)	(688,591)
Gross profit	253,096	239,949	867,561	643,639

Selling, general, administrative expenses	(1,505,612)	(2,003,256)	(5,296,181)	(6,691,816)
Research and development expense	(341,466)	(600,162)	(1,112,460)	(2,126,144)
Loss from operations	(1,593,982)	(2,363,469)	(5,541,080)	(8,174,321)

Other income (expense):
Interest and exchange income (expense)	1,424	(624)	7,427	(593)
Interest expense	(663,863)	(191,755)	(1,154,804)	(564,235)
Debt conversion inducement cost	-	-	(60,419)	-
Gain (loss) on asset disposal	(4,624)	-	51,607	(18,768)
Gain (Loss) on Discountinue Operations	-	-	-	-
Change in fair value of derivative	(45,995)	(2,102,928)	(882,177)	(2,079,335)
Total other income (expense)	(713,058)	(2,295,307)	(2,038,366)	(2,662,931)

Loss before income taxes	(2,307,040)	(4,658,776)	(7,579,446)	(10,837,252)
Income taxes	-	-	-	-

Net loss	(2,307,040)	(4,658,776)	(7,579,446)	(10,837,252)
Foreign currency translation adjustment	20	(22,915)	285	(36,450)
Total comprehensive loss	$(2,307,020)	$(4,681,691)	$(7,579,161)	$(10,873,702)

Net loss per share - basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.17)
Weighted average number of shares
outstanding - basic and diluted	115,839,765	66,228,546	105,923,915	65,782,735

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders'
	Par Value $.0001		Par Value $.0001		Paid in Capital	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Income (Loss)	(Deficit)
December 31, 2014	3,337,725	$334	66,588,600	$6,659	$64,305,743	$(69,867,118)	$(290)	$(5,554,672)

Issuance of preferred stock, net issuance costs of $345,143	370,050	37	-	-	394,920	-	-	394,957
Issuance of common stock, net issuance costs of $242,062	-	-	3,852,000	385	720,553	-	-	720,938
Stock dividend declared on preferred stock	78,040	8	-	-	156,048	(156,056)		-
Issuance of stock upon conversion of convertible debentures	-	-	2,201,046	220	550,041	-	-	550,261
Issuance of stock for services			390,910	39	122,961			123,000
Issuance of stock under anti-dilution provision	-	-	15,524,642	1,552	943,899	-	-	945,451
Conversion of preferred stock to common stock	(3,785,815)	(379)	30,286,520	3,029	(2,650)	-	-	-
Stock-based compensation expense	-	-	-	-	207,971	-	-	207,971
Stock warrants issued for services and debt	-	-	-	-	516,163	-	-	516,163
Stock warrants issued as part of debt conversion inducement cost	-	-	-	-	60,419	-	-	60,419
Stock warrants issued to placement agent	-	-	-	-	174,138	-	-	174,138
Recognition of derivative liability	-	-	-	-	(41,651)	-	-	(41,651)
Net loss	-	-	-	-	-	(7,579,446)	-	(7,579,446)
Foreign currency translation adjustment	-	-	-	-	-	-	285	285
September 30, 2015	-	$-	118,843,718	$11,884	$68,108,555	$(77,602,620)	$(5)	$(9,482,186)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,579,446)	$(10,837,252)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	532,616	627,094
Non-cash compensation	207,971	237,294
Issuance of common stock and warrants for services	221,923	735,463
Issuance of preferred and common stock for accrued interest	192,785	-
Accretion of discount on short-term convertible debenture	357,527	-
Accretion of convertible debenture discount	324,747	159,118
Debt conversion inducement cost	60,419	-
(Gain) Loss on disposal of fixed assets	(51,607)	18,768
Bad debt expense	119,230	3,200
Loss (gain) from change in fair value of derivative	882,177	2,079,335
Net change in assets: Decrease (increase)
Trade accounts receivable	165,068	(50,862)
Prepaid expenses	(12,894)	123,552
Other receivables	-	403,084
Inventory	159,058	203,115
Other noncurrent assets	(93,014)	-
Net change in liabilities: Increase (decrease)
Trade accounts payable	175,543	1,784,246
Other payables and accrued expenses	(15,000)	32,205
Net cash used in operating activities	(4,352,897)	(4,481,640)

Cash flows from investing activities:
Purchase of and deposits on equipment	(74,868)	(391,692)
Proceeds from sale of equipment	154,154	6,000
Proceeds from subsidiary sale - Option Fee	-	600,000
Net cash provided by investing activities	79,286	214,308

Cash flows from financing activities:
Net advances on bank line of credit	-	275,000
Proceeds from sale of preferred stock, net	575,042	-
Proceeds from sale of common stock, net	720,938	1,250
Proceeds from short and long-term debt, net	1,690,656	536,000
Proceeds from shareholder debt	1,430,000	3,270,000
Capitalized interest on debt modification	34,596	-
Repayment of shareholder, short and long-term debt	(466,943)	(507,825)
Repayment of Obligation related to the Letter of Credit	-	(238,695)
Net cash provided by financing activities	3,984,289	3,335,730

Effect of exchange rate changes on cash	285	(36,450)

Net (decrease) in cash	(289,037)	(968,052)
Cash, beginning of period	322,877	1,086,330

Cash, end of period	$33,840	$118,278

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$207,126	$193,942

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$516,832	$532,211
Debt converted to common stock	$550,260	$-
Dividends paid in preferred stock	$156,056	$-

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings. The Company will continue to require substantial funds to advance the research and development of its core technologies and to develop new products and services based upon its proprietary protein recovery and identification technologies.

Management intends to meet its operating cash flow requirements primarily from the sale of equity and debt securities. The Company seeks additional capital through sales of equity securities or convertible debt and, if appropriate, to pursue partnerships to advance various research and development activities. The Company may also consider the sale of certain assets, or entering into a transaction such as a merger with a business complimentary to its own.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, the Company has no committed sources of funding and is not assured that additional funding will be available to it. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

The Company has revenue from four major components: molecular information services, LAESI instrument platform, research products, and grants and other collaboration revenues. Revenue by component was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Molecular Information Services	$206,601	$104,600	$596,309	$334,545
LAESI Instrument Platform	155,550	274,750	461,537	593,250
Research Products	60,537	108,053	213,447	323,755
Grants and Other Collaborations	35,410	30,166	107,461	80,680
Gross Revenue	$458,098	$517,569	$1,378,754	$1,332,230

Equity Method Investments

The Company’s 33% interest (on a fully diluted basis) in AzurRx BioPharma, Inc. (“AzurRx”) has been accounted for on the equity method. AzurRx is a private biotechnology company formed to focus on the development of the early stage pharmaceutical assets of its European subsidiary. Companies in which the Company has made an investment (the “Investee(s)”), that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee. Under the equity method of accounting, an Investee’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee is reflected in the caption “Income from equity method investments” in the Consolidated Statements of Income. The Company’s carrying value in an equity method Investee would be reflected in the caption “Equity method investments” in the Company’s Consolidated Balance Sheets.

AzurRx is still in early stages of organizing, has not reached commercialization, and will continue realizing substantial research and development expenses. Thus, the Company has suspended the equity method of accounting as the losses have reduced the Company’s basis in AzurRx below zero. The value of this investment as presented on our consolidated balance sheet was $0 at September 30, 2015 and December 31, 2014. See Note 17, Evaluation of Subsequent Events, for information regarding the disposition of certain shares of AzurRx after September 30, 2015.

Other Receivables and Other Noncurrent Assets

Other assets, which reflect amounts due from non-trade activity, consist of the following at:

	September 30, 2015	December 31, 2014
Other receivables	$-	$119,230
Other receivables – current	$-	$119,230

Deposits	$105,248	$136,693
Other assets – noncurrent	$105,248	$136,693

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	September 30, 2015	December 31, 2014
Accrued expenses	$29,640	$31,104
Accrued interest	193,706	201,844
Accrued warranties	60,000	50,000
Accrued payroll and benefits	170,142	219,973
Unearned revenue	50,333	15,900
Other payables and accrued expenses	$503,821	$518,821

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

The Company has entered into certain financial instruments and contracts such as equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements “Down Round Protection” and detachable stock warrants that are (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities at fair value at the issuance date. Subsequent changes in fair value are recorded through the Statement of Comprehensive Loss.

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

	September 30, 2015
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise

Derivative liabilities	2.12-3.58	0.92%	74.33%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	73,241	-	-	73,241
Derivative liabilities – warrants	65,142	-	-	65,142
Total	$138,383	-	-	$138,383

For the quarter ended September 30, 2015, the Company revised its assessment of the probability of future down-rounds, due to a high probability of closing on subsequent capital raises at levels that are unlikely but could possibly result in anti-dilution triggers, currently at $0.25 per share. This is based on the Company’s best estimate of its future capital raise activities. The assumptions used for estimating future capital raises could be materially different from the actual results. These differences could materially impact the derivative liability and have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$88,871	-	-	$88,871
Derivative liabilities – warrants	65,187	-	-	65,187
Total	$154,058	-	-	$154,058

As a result of the 2014 winter offering, the Company issued 15,524,642 shares of Common Stock related to anti-dilution protection rights to various stockholders during the three months ended June 30, 2015. As of December 31, 2014, the Company believed that only 10,122,067 shares of Common Stock were required under these rights. Additionally, the Company had not issued these shares at December 31, 2014, the fair value of which was $1,771,362, was reduced from the derivative liability, and recorded as Common Stock to be issued in additional paid in capital as of December 31, 2014. These shares were issued in April 2015. In May 2015, the Company determined that an additional 5,402,575 shares of Common Stock were required to be issued under these same anti-dilution rights. The Company issued the remaining shares in June 2015. The fair value of the additional 5,402,575 shares was $945,451 upon issuing the anti-dilution shares, and the related loss was recognized in the change in fair market value of the derivative liability and recorded as additional paid in capital.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (continued)

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2015
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Balance at January 1, 2015	$88,871	$65,187	$154,058
Issuance of warrants	-	5,948	5,948
Anti-dilution shares issued	(945,451)	-	(945,451)
Unrealized loss on derivative liabilities	915,261	(33,084)	882,177
Recognition of derivative liabilities	14,560	27,091	41,651
Balance at September 30, 2015	$73,241	$65,142	$138,383

	Year Ended December 31, 2014
	Derivative Liabilities - Common Stock	Derivative Liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance at January 1, 2014	$558,799	$64,788	$623,587
Issuance of warrants	-	2,550	2,550
Anti-dilution shares to be issued	(1,771,362)	-	(1,771,362)
Unrealized (gain) loss on derivative liabilities	1,301,434	(11,449)	1,289,985
Recognition of derivative liabilities	-	9,298	9,298
Balance at December 31, 2014	$88,871	$65,187	$154,058

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 86,556,934 and 84,834,000 shares at September 30, 2015 and December 31, 2014, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued):

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

In November, 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).” The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of this standard on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This standard requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

3.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

Inventory:	September 30, 2015	December 31, 2014
Finished goods	$15,376	$18,739
Work in progress	50,206	142,562
Total Inventory	$65,582	$161,301

4.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 - 10 years
Vehicle	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following at:

	September 30, 2015	December 31, 2014
Lab equipment	$6,849,781	$7,313,979
Computer equipment	540,212	540,814
Office equipment	191,248	229,785
Leasehold improvements	212,730	434,304
	7,793,971	8,518,882
Accumulated depreciation	(4,940,683)	(5,558,792)
Property and equipment, net	$2,853,288	$2,960,090

For the three months and nine months ended September 30, 2015, depreciation expense was 176,561 and 532,616 compared to $196,054 and $627,094 for the three and nine months ended September 30, 2014.

5.	Bank Line of Credit

A subsidiary of the Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. The line of credit is subject to an annual review and certain covenants. At September 30, 2015 and December 31, 2014, the balance was $3,000,000 with interest payable at 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

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

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of common stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. The outstanding balance, net of discount, was $1,074,773 as of December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015. As of September 30, 2015, the outstanding balance was $1,000,000 or $917,000, net of discount.

During 2015, the Company received aggregate gross proceeds of $200,000 from one director and issued a 10% Convertible Promissory Note due on December 31, 2015. The note is convertible into Common Stock at a conversion price of $0.33 per share. The Company also issued 90,910 shares of Common Stock as commitment fee to the director.

During 2014, the Company received advances equal to an aggregate of $540,000 from various directors and current stockholders of the Company. The Company repaid $370,000 to these related parties in 2014. No terms of repayment have been specified on the remaining $170,000 aforementioned advances as of the filing date.

During 2015, the Company received advances equal to an aggregate of $1,230,000 from various directors and current stockholders of the Company. The company repaid $25,000 to one director in 2015. No terms of repayment have been specified on the remaining $1,205,000 aforementioned advances as of the filing date.

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

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $531,522. On February 4, 2015, the repayment terms were modified whereby, the WVIJDC approved a deferral of principal and interest until December 31, 2015 with monthly payments of $2,404 beginning in January 2016 and final payment due April 2021.

4)	Note Payable to the WVEDA

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

5)	Note Payable to the WVIJDC

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note was due and payable. The note was secured by equipment costing $1,098,249. On February 4, 2015, the repayment terms were modified whereby, the WVIJDC approved a deferral of principal and interest until December 31, 2015 with monthly payments of $8,902 beginning in January 2016 and final payment due August 2022.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

7.	Short and Long-term Debt (continued)

7)	Convertible Promissory Note Payable to the WVJITB

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

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note was secured by 50% of equipment costing $447,320. On April 1, 2015, the Company and WVHTCF entered into the First Amendment to Promissory Note whereby the original note was modified so that the principal balance of $74,726.08 is payable in nine monthly installments of $8,789 with final payment due December 15, 2015. As of September 30, 2015, the Company is current on the note.

9)	Note Payable to the WVEDA

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

In May 2015, the Company received an aggregate of $2,000,000 in gross cash proceeds, less transaction costs such as commission and legal fees of $309,344, from one accredited investor in connection with the sale of a 20% original issue discount unsecured convertible debenture (the “Debenture”) due November 22, 2015, pursuant to the terms and condition of a Subscription Agreement. The Company issued (a) the Debenture with a principal amount of $2,500,000 that bears interest at a rate of 10% per annum, and (b) a three-year warrant to purchase up to 7,500,000 shares of Common Stock of the Company par value $0.001 per share at an exercise price of $0.325 per share. The relative fair value of these warrants was estimated to be $411,750, which was recorded as a discount to the promissory note, and will be accreted over the life of the loan. The Debenture may be converted in whole or in part, into shares of Common Stock at a conversion price of $0.25 per share. The Company recognized accretion expense of $274,500 related to the fair value of the warrants and interest expense of $357,527 related to the original issue discount during the nine months ended September 30, 2015. As of September 30, 2015, the outstanding balance was $2,500,000 or $1,910,932, net of discount.

11)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of September 30, 2015, the Company had five capital lease obligations outstanding with imputed interest rates ranging from 5.86% to 6.00%. The leases require 24-60 monthly payments and begin to expire in December 2016 through October 2019. These leases are secured by equipment with an aggregate cost of $1,507,623. As of September 30, 2015, the Company was current on all lease payments.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

7.	Short and Long-term Debt (continued)

Total debts outstanding are as follows:

	September 30, 2015	December 31, 2014
1) Note Payable to the WVDO	$100,656	$99,365
2) Note Payable to the WVEDA	143,312	141,369
3) Note Payable to the WVIJDC	139,229	139,128
4) Note Payable to the WVEDA	572,148	617,767
5) Note Payable to the WVIJDC	581,987	630,738
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVHTCF	24,191	69,888
9) Note Payable to the WVEDA	168,362	166,258
10) Convertible Debentures	2,500,000	-
11) Capital leases	938,349	820,524
Total	5,758,234	3,275,037
Less: current portion	(3,205,811)	(1,457,800)
Less: unamortized discounts	(279,723)	-
Less: transaction costs	(309,345)	-
Long-term portion	$1,963,355	$1,817,237

Future required minimum principal repayments over the next five years are as follows:

Year Ending December 31:	Future Required Minimum Principal Repayments
2015	$3,315,150
2016	739,424
2017	556,334
2018	371,822
2019 & Thereafter	775,504
Total	$5,758,234

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

8.	Common Stock

The Company is authorized to issue a total of 260,000,000 shares of stock, of which 250,000,000 shares are designated Common Stock and 10,000,000 shares are designated Preferred Stock.

Common Stock – par value of $0.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board of Directors are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock. Common Stock issued are as follows:

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2014	66,588,600	$.0001	Various	$53,708,521	$1,814,673	$6,659	$55,516,535
Issuance of stock (2)	2,201,046	.0001	$0.25	550,261	-	220	550,041
Issuance of stock (3)	30,286,520	.0001	$0.25	-	-	3,029	(2,650)
Issuance of stock (4)	15,524,642	.0001	$0.25	-	-	1,552	(1,552)
Issuance of stock (5)	300,000	.0001	$0.31	-	$93,000	30	92,970
Issuance of stock (6)	90,910	.0001	$0.33	-	$30,000	9	29,991
Issuance of stock (7)	3,852,000	.0001	$0.25	963,000	-	385	962,615
Balance at September 30, 2015	118,843,718			$55,221,782	$1,937,673	$11,884	$57,147,950

(1) Balance does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
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

(6) Shares issued to a director as a commitment fee as part of Promissory Note. Shares do not contain anti-dilution provision.

(7) Shares issued contain an anti-dilution provision that expire upon the earlier of 1) three years from date of issuance or 2) uplisting to a senior stock exchange.

9.	Preferred Stock

Preferred Stock - par value of $0.0001 per share with one vote in respect of each share held. The Company is authorized to issue Preferred Stock in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board may, from time to time, determine. No shares of the Preferred Stock were issued prior to 2014.

	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2014	3,337,725	$.0001	$2.00	$6,675,452	$334	$6,675,118
Issuance of stock (2)	370,050	.0001	$2.00	740,100	37	740,063
Stock dividend	78,040	.0001	$2.00	(156,056)	8	156,048
Conversion of preferred stock	(3,785,815)	.0001	$2.00	(7,259,496)	(379)	(7,571,229)
Balance at September 30, 2015	-			$-	$-	$-

(1) Balance does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2) Shares issued contain an anti-dilution provision expiring upon the conversion to common stock.

During 2014 and 2015, the Company sold units of preferred stock each consisting of 50,000 shares of Series A convertible Preferred Stock and a three year warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.375 per share. Each share of Preferred Stock has a stated value equal to $2.00. The Preferred Stock automatically converted into shares of Common Stock determined by dividing the stated value by $0.25 per share on March 31, 2015. Under certain circumstances, the holders of the Preferred Stock had voluntary conversion rights, were entitled to receive stock dividends at the rate of 6.0% per annum and are entitled to certain anti-dilution protections.

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

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	7,019,750	$0.92	6.69
Granted	1,032,500	$0.53
Exercised	-	$0.00
Cancelled or expired	(500,000)	$0.82
Outstanding at September 30, 2015	7,552,250	$0.88	6.37

Exercisable at December 31, 2014	4,596,467	$1.11	5.95
Exercisable at September 30, 2015	4,981,979	$1.05	5.58

The following table summarizes information about stock options at September 30, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.48	150,000			-
$0.50	159,000			152,188
$0.53	635,000			39,688
$0.55	3,782,500			1,964,353
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	1,981,000			1,981,000
$2.00	214,750			214,750
$0.48 - $2.00	7,552,250	6.37	$0.88	4,981,979	$1.05

At September 30, 2015, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.20 as of September 30, 2015. In 2015, no options were exercised whereas 25,000 options were exercised in 2014.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

10.	Stock Options and Stock-based Compensation (continued)

The following table summarizes the activity of the Company’s stock options that have not vested:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2014	2,423,283	$0.258
Granted	745,312	$0.310
Forfeited	(500,000)	$0.352
Vested	(98,324)	$0.457
Nonvested at September 30, 2015	2,570,271	$0.250

The fair value of non-vested options to be recognized in future periods is $552,293, which is expected to be recognized over a weighted average period of 2.3 years. The total fair value of options vested during the nine months ended September 30, 2015 was $207,971 compared to $237,294 for the nine months ended September 30, 2014.

Stock-based compensation expense is as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Selling, general, and administrative expense	$178,371	$210,618
Research and development expense	29,600	26,676
Total stock-based compensation expense	$207,971	$237,294

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2015 was $0.310 and for the nine months ended September 30, 2014 was $0.206 per option.

The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Weighted average risk-free interest rate	1.69%	1.91%
Volatility factor	66.34%	70.90%
Weighted average expected life (in years)	8	7
Dividend rate	0.0%	0.0%

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

Notes to Consolidated Financial Statements (unaudited)

11.	Stock Warrants

From 2008 through 2015, the Company issued warrants to purchase shares of Common Stock. The warrants are exercisable for five years from date of issuance and are exercisable at exercise prices that range from $0.25 to $2.25 per share.

As of September 30, 2015, warrants to purchase 70,468,894 shares of Common Stock were outstanding and exercisable. During the nine months ended September 30, 2015, the Company recognized a total of $324,747 in interest expense from the accretion of warrants earned, $60,419 in debt conversion costs related to warrants issued as part of debt conversion consideration, $102,643 in consulting services, and $174,138 in placement agent services as a result of an aggregate of 4,654,145 warrants earned. During the nine months ended September 30, 2014, the Company recognized a total of $159,118 in interest expense and $49,921 in consulting services.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	53,112,193	$0.98	3.27
Granted	18,658,368	$0.35	2.95
Exercised	-	-
Cancelled or expired	(1,301,667)	$2.00
Outstanding at September 30, 2015	70,468,894	$0.79	2.69

As a result of the 2014 Winter Offering, the exercise price of the 2013 Winter Offering investor warrants was adjusted from $0.75 to $0.64 under certain anti-dilution rights. As a result of the 2015 Offering, the exercise price of the 2014 Winter Offering investor warrants will be adjusted from $0.375 upon completion of the offering as a result of certain anti-dilution rights. The following table summarizes information about stock warrants at September 30, 2015:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25	4,654,145
$0.33	7,500,000
$0.38	16,757,098
$0.45	1,730,000
$0.50	1,200,523
$0.75	11,065,144
$0.80	1,415,000
$1.10	19,054,350
$1.12	263,750
$2.00	5,434,175
$2.20	98,320
$2.25	1,296,389
$0.25 - $2.25	70,468,894	2.69	$0.79

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

12.	Income Taxes

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

The Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforwards total approximately $68,600,000 and $59,800,000 at September 30, 2015 and December 31, 2014, respectively.

13.	Lease Commitments

The Company leases its facilities under operating leases beginning a) February 2005 and extended through September 2015 and b) April 2012 through March 2017. The Company exited one of its facilities during September 2015, and the related lease was terminated as of September 30, 2015. The Company also has various equipment operating leases with a term of five years.

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum lease payments
2015 (payment in arrears)	$41,908
2015 (July – December)	$43,106
2016	$172,428
2017	$46,707
2018	$4,800
2019	$4,000

Rent expense totals $69,975 and $232,672 for the three and nine months ended September 30, 2015 compared to $91,751 and $280,799 for the three and nine months ended September 30, 2014.

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

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on its financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of September 30, 2015.

Warranty Costs

The Company provides for a one year warranty with the sale of its LAESI instrument. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. As of September 30, 2015 and December 31, 2014, the Company has accrued warranty expense of $60,000.

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

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the three and nine months ended September 30, 2015, the Company recorded royalty expenses of approximately $10,934 and $31,145, respectively. As of September 30, 2015, the Company’s accounts payable balance includes approximately $54,593 to GWU, of which approximately $52,242 was in arrears, for royalties on LAESI sales compared to $29,300 as of December 31, 2014.

In November 2012, the Company entered into a Patent License Agreement with GWU (Washington D.C.) for technology developed in the laboratory of Akos Vertes Ph.D. The technology field is Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (Matrix) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays.

Under the terms of the patent license agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company is obligated to pay a license initiation fee of $25,000 and a minimum license diligence resources of $12,500 in year two and $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,500 for the next four quarters and $6,000 for each succeeding quarter. During the third quarter of 2015, the Company reached the $30,000 milestone payment under this agreement.

In January 2014, the Company became a subcontractor to GWU in a multi-year project with the Defense Advanced Research Projects Agency (“DARPA”) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days of exposure. During the three months ended September 30, 2015, the Company recorded royalty expenses of approximately $533 on REDIchip sales. As of September 30, 2015, the Company’s accounts payable balance includes approximately $30,533 to GWU, which includes the milestone commitment.

AGREEMENT WITH OMICS2IMAGE

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund €60,000 or $76,000 related to the COAST Project over the next twelve month period. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system. As of September 30, 2015, the Company had made two payment of €40,000 or $46,600 to Omics2Image.

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, a contract manufacturer, to produce ten LAESI units. As of September 30, 2015, the Company had received six LAESI units from Dynamic. As of September 30, 2015, the Company had $320,238 in outstanding commitments with Dynamic as well as approximately $0 in payables due to Dynamic.

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

If and when issued, the Company’s Series A Convertible Preferred Stock is convertible by the holder at any time into Company common stock at a conversion price equal to the greater of (a) the same price per share at which the Company sells shares of its Common Stock, or the highest conversion price or exercise price per share of any convertible securities, in either case, as issued in connection with the “Required Financing” contemplated by the Purchase Agreement, or (b) forty cents ($0.40). Such conversion price is subject to appropriate and proportionate adjustment for forward stock splits, reverse stock splits or other subdivisions, recapitalizations or combinations. As contemplated by the Purchase Agreement, the Company intends, prior to closing of the Acquisition, to obtain stockholder approval for a reverse split of its issued and outstanding shares of Common Stock.

In addition, the Series A Convertible Preferred Stock is subject to automatic conversion in the event that (a) the volume weighted average price of the Company’s Common Stock for any 20 consecutive trading days shall equal or exceed 150% of the conversion price then in effect; or (b) the Company shall consummate an underwritten public offering of not less than $15,000,000 of its shares of common stock (either a “Conversion Event”); provided, that a Conversion Event shall only be deemed to have occur if all of the shares then issuable upon conversion of the Series A Convertible Preferred Stock (the “Conversion Shares”) have been registered for resale under the Securities Act of 1933, as amended (the “Securities Act”), and a registration statement on Form S-1 is then effective and has not been withdrawn, unless all of such Conversion Shares can be immediately resold by the holders without registration pursuant to an applicable exemption from the registration requirements of the Securities Act.

Consummation of the Acquisition is contingent upon a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders.  In addition, there can be no assurance that the Acquisition, if consummated will ultimately prove to be beneficial to the Company and its stockholders. On August 7, 2015, the Company and vivoPharm agreed to extend the closing date to January 31, 2016.

As of the date of this filing, the Company has not raised any funds for the Acquisition.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

17.	Evaluation of Subsequent Events

Issuance of Common Stock and Warrants

Subsequent to September 30, 2015, the Company received $290,500 in aggregate gross cash proceeds from 8 accredited investors (the “Purchasers”) in connection with the sale of approximately 2.9 Units, as hereinafter defined, and issued 1,162,000 shares of Common Stock and warrants to purchase 581,000 shares of Common Stock to each Purchaser. Under the current private placement offering (the “2015 Offering”) of a minimum of $4,000,000 and up to a maximum of $4,500,000, each “Unit” consists of (a) 400,000 share of the Company’s Common Stock and (b) three year warrant to purchase 200,000 shares of Common Stock (the “Investor Warrant”) at an exercise price of $0.3750 per share pursuant to the terms and conditions of a Subscription Agreement and Unit Purchase Agreement.

In connection with the 2015 Offering, the Company also paid to the placement agent an aggregate of $31,660 in cash commissions, representing (i) 10% of the gross proceeds raised in the Offering from Purchasers introduced to the Company by the Placement Agent; (ii) 2% of the aggregate gross proceeds raised in the 2015 Offering from pre-existing investors of the Company, and (iii) 2% of the aggregate gross proceeds raised in the 2015 Offering, in connection with a non-accountable expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of 174,300 shares of Common Stock to the Placement Agent (or its designees) (the “Placement Agent Warrants”), representing 10% of the number of shares of Common Stock underlying the Units sold in the 2015 Offering, including the shares of Common Stock underlying the Investor Warrants.

The Company also entered into a Registration Rights Agreement with each of the purchasers of Units in the 2015 Offering, which requires the Company to file a registration statement with the Commission registering for resale (i) all Common Stock issued to the Purchasers, and (ii) all shares of Common stock issuable upon exercise of the Investor Warrants and the Placement Agent Warrants.

Additionally, the Company issued 390,000 shares of Common Stock and warrants to purchase 950,000 share of Common Stock to a consultant for services retained subsequent to September 30, 2015. The warrants are exercisable at an exercise price of $0.50 per share for a five year term.

Conversion of Accrued Interest and Accounts Payable

Subsequent to September 30, 2015, the Company’s Board of Directors authorized the conversion of an aggregate of $50,000 of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), an affiliate of Steven Antoline, who is a director of the Company, and $11,114 of accounts payable by the Company to Summit, into 244,456 shares of Common Stock at the rate of $0.25.

Conversion of Accounts Payable

Subsequent to September 30, 2015, the Company’s Board of Directors authorized the conversion of an aggregate of $36,130 of accounts payable by the Company to a consultant for consideration of services rendered, into 144,520 shares of Common Stock at the rate of $0.25.

Stock Warrants

Subsequent to September 30, 2015, the Company issued warrants to purchase 100,000 shares of Common Stock to private lenders. The warrants are exercisable at an exercise price of $0.50 per share for a five year term.

Stock Options

Subsequent to September 30, 2015, the Company granted non-qualified options to purchase an aggregate of 127,000 shares of Common Stock to certain individuals in recognition of their services to the Company at an exercise price of $0.55 per share.

Subsequent to September 30, 2015, the Company granted options to purchase an aggregate of 345,000 shares of Common Stock to several employees in recognition of their services to the Company at an exercise price of $0.25 per share.

Advances from Stockholders

Subsequent to September 30, 2015, the Company received advances equal to an aggregate of $155,000 from certain current directors and related parties, which brought the outstanding balance to $1,555,000. No terms of repayment have been specified on the aforementioned advances as of the filing date, except for one advance of $90,000 received subsequent to September 30, 2015. This advance is due on November 16, 2015 and includes a warrant to purchase 450,000 shares of Common Stock to Summit. The warrants are exercisable at an exercise price of $0.40 per share for a five year term.

Conversion of Preferred Stock and Sale of Common Stock of AzurRx

Subsequent to September 30, 2015, the Company notified AzurRx of its intent to convert 29% of its Series A convertible Preferred Stock, $0.0001 par value per share, of AzurRx into shares of Common Stock, $0.0001 par value per share, of AzurRx, pursuant to the terms and conditions of the Certificate of Designations. The conversion rate was 24,393 shares of Common Stock per share of Series A Preferred Stock. The Company received 707,416 shares of AzurRx Common Stock upon conversion.

In addition, the Company entered into various Stock Purchase Agreements to sell 110,000 shares of its AzurRx Common Stock for a purchase price of $1.50 per share. The Company received proceeds of $165,000 from the sale.

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

Known as LAESI (Laser Ablation Electrospray Ionization), our technology platform is exclusively licensed from George Washington University (“GWU”). We have completed the development of the first fully-automated LAESI instruments and proprietary software platforms known as ProteaPlot TM, used for LAESI data analysis, and ProteaScope TM, used in Histology Guided Mass Spectrometry Imaging workflows (HG-MSI TM) that support applications for molecular imaging - the direct analysis and visualization of molecules in cells and tissue, without sample preparation or extractions.

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

LAESI instruments, software and research products

LAESI technology was invented in the laboratory of Prof. Akos Vertes, Ph.D., Dept. of Chemistry, GWU, in 2007 and was exclusively-licensed to Protea in 2008. The LAESI DP-1000 instrument, the Company’s first embodiment of its proprietary LAESI technology, integrates with laboratory instruments known as mass spectrometers. LAESI employs a proprietary (patented) method that utilizes the water content in a sample (native or applied) to transition the sample into a gas state, where it can be analyzed by a mass spectrometer. LAESI accomplishes this without requiring the sample to be touched, improving the convenience and speed of analysis, as well as eliminating bias that can result from sample preparation and handling. LAESI instruments employ proprietary software developed by the Company that creates “molecular maps” - the ability to display the distribution of molecules throughout tissue sample in both 2 and 3 dimensional imaging. LAESI instruments, software and consumables are sold directly by the Company, and through international distributors. In addition, the Company has a nonexclusive co-marketing agreement with Waters (NYSE: WAT) and anticipates establishing similar arrangements with other companies.

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

LAESI DP-1000 Instrument Platform

In 2012, Protea completed the development of a novel bioanalytical instrument platform known as “LAESI” (laser ablation electrospray ionization). This technology enables the direct identification of proteins, lipids and metabolites in tissues, cells and biofluids, such as serum and urine, with minimal to no sample preparation prior to analysis. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with the current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry. LAESI can then display the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be evaluated in the context of the biology of the sample; this allows the integration of mass spectrometry data with current pathology and microscopic imaging techniques. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug. The Company believes that LAESI technology has the potential to significantly improve the availability of molecular information in pharmaceutical research as well as many other fields including agriculture, pathology, biomarker discovery, biodefense and forensics.

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

Tissue Analytics

The Company is applying a multi-modal mass spec imaging approach, including both its proprietary LAESI platform and MALDI methodologies to create comprehensive, tissue-based molecular profiles that provide novel and highly-specific tissue analytics to improve the differential diagnosis of human disease and allow the integration of the Company’s mass spec imaging data files with related pathology, gene expression and demographic datasets, with the purpose of improving human disease state detection, assessment and management. To advance this objective, the Company develops collaborative research partnerships with top tier academic centers to develop and validate tissue analytics -based cancer diagnostics.

As a model of its approach to achieving this, the Company put in place a collaborative research partnership with the Memorial Sloan-Kettering Cancer Center and the Dana-Farber Cancer Institute. The Company is generating molecular profiles of early stage lung cancer tissue samples with the goal of improving the classification and differential diagnosis of cancer. The first target is early stage lung adenocarcinoma. The objectives of the collaboration are to demonstrate that different cancer cell sub-groups within a lung cancer will have different molecular profiles and will behave differently. The goal is to define these molecular differences and to identify the sub-group of cancer cells with the worst prognosis that are most likely to recur, thereby enabling earlier treatment intervention, and to use these findings to achieve tumor cell “molecular profiling,” leading to more precise treatment selection and higher survivor rates.

Recent Developments—Pending Acquisition of vivoPharm

The Company entered into a share purchase agreement, effective as of March 31, 2015, as amended on June 4, 2015 and on August 7, 2015 (the “Acquisition Agreement”), with the shareholders of vivoPharm, a corporation organized under the laws of Australia, to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”).  The purchase price for the vivoPharm shares is $12,063,084 (the “Acquisition Price”), of which (i) $100,000 was payable by way of deposit prior to the closing of the Acquisition, to be credited as partial payment towards the Acquisition Price, (ii) $5,690,280 is payable in cash at the closing of the Acquisition and (iii) the balance of $6,272,804 is payable in the form of 627,280.4 shares of a new series of convertible preferred stock of the Company, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (“Acquisition Preferred Stock”).  If we do not consummate the Acquisition by January 31, 2016, we will (with certain limited exceptions) forfeit our deposit of $100,000.

If and when issued, each share of the Acquisition Preferred Stock would be convertible by the holder at any time into a number of shares of Company Common Stock obtained by dividing $10.00 plus accrued dividends by the greater of (a) the price per share at which the Company sells shares of its Common Stock, or the highest conversion price or exercise price per share of any convertible securities, in either case, as issued in connection with the Required Financing, hereinafter defined, contemplated by the Acquisition Agreement, or (b) forty cents ($0.40). Such conversion price would be subject to appropriate and proportionate adjustment for forward stock splits, reverse stock splits or other subdivisions, recapitalizations or combinations. As contemplated by the Acquisition Agreement, the Company intends, to obtain stockholder approval for a reverse split of its issued and outstanding shares of Common Stock prior to the closing of the Acquisition.

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

The following is a summary of other terms that the Acquisition Preferred Stock would have if it is issued:

Liquidation Value: The Acquisition Preferred Stock would have a stated or liquidation value per share of $10.00 per share, which would be payable upon any sale or liquidation of the Company prior to any payments in respect of its Common Stock.

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

Consummation of the Acquisition is contingent upon a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders.  In addition, there can be no assurance that the Acquisition, if consummated will ultimately prove to be beneficial to the Company and its stockholders. On August 7, 2015, the Company and vivoPharm agreed to extend the closing date to January 31, 2016. As of the date of this filing, the Company has not raised any funds for the Acquisition.

The description of the Acquisition Agreement herein does not purport to be complete.

Bridge Financing - Short-term Convertible Debenture

In May 2015, the Company received an aggregate of $2,000,000 in gross cash proceeds from one accredited investor in connection with the sale of a 20% original issue discount unsecured convertible debenture (the “Debenture”) due November 22, 2015, pursuant to the terms and condition of a Subscription Agreement. The Company issued (a) the Debenture with a principal amount of $2,500,000 that bears interest at a rate of 10% per annum, and (b) a three-year warrant to purchase up to 7,500,000 shares of common stock of the Company par value $0.0001 per share at an exercise price of $0.325 per share. The Debenture may be converted in whole or in part, into shares of Common Stock at a conversion price of $0.25 per share. The fair value of these warrants was estimated to be $411,750, which was recorded as a discount to the promissory note, and will be accreted over the life of the loan. The Company recognized accretion expense of $274,500 related to the fair value of the warrants and interest expense of $357,527 related to the original issue discount during the nine months ended September 30, 2015. As of September 30, 2015, the outstanding balance was $2,500,000 or $1,910,932, net of discount.

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

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements instead of three years.

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

For the three months ended September 30, 2015 and September 30, 2014, the Company earned revenue of $458,098 and $517,569, respectively, a decrease of $59,471 or approximately 11%. The Company earned revenues of $1,378,754 and $1,332,230 for the nine months ended September 30, 2015 and September 30, 2014, respectively, an increase of $46,524, or approximately 3%. For the three and nine months ended September 30, 2015, the Company realized service revenues of $206,601 and $596,309, respectively, compared to $104,600 and $334,545 for the three and nine months ended September 30, 2014. Service clients include major pharmaceutical, biotechnology, chemical and medical device companies. Additionally, the Company realized grant revenue of $35,410 and $107,461, respectively, for the three and nine months ended September 30, 2015 compared to $30,166 and $80,680 for the three and nine months ended September 30, 2014.

For the three months ended September 30, 2015, cost of revenue totaled $205,002 compared to $277,620 for the three months ended September 30, 2014, a decrease of $72,618 or 26%. Cost of revenue was $511,193 for the nine months ended September 30, 2015 compared to $688,591 for the nine months ended September 30, 2014, which is a decrease of $177,398 or 26%. The Company realized gross profits of $253,096 and $867,561 for three and nine months ended September 30, 2015 compared to $239,949 and $643,639 for the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2015, selling, general and administrative expenses totaled $1,505,612 and $5,296,181, respectively compared to $2,003,256 and $6,691,816, respectively, for the three and nine months ended September 30, 2014. This is a decrease of $497,644 or approximately 25% for the three months ended September 30, 2015 and a decrease of $1,395,635 or 21% for the nine months ended September 30, 2015. The decrease relates to a reduction in personnel costs, outside services, consulting expenses, and other items as the Company has focused efforts on reducing expenses.

For the three and nine months ended September 30, 2015, research and development expenses totaled $341,466 and $1,112,460, respectively, compared to research and development expenses of $600,162 and $2,126,144 for the three and nine months ended September 30, 2014. This is a decrease of $258,696 or approximately 43% for the three months ended September 30, 2015 and $1,013,684 or 48% for the nine months ended September 30, 2015. The reduction in expenses relates largely to the disposition of the Company’s European subsidiary effective at the end of 2014. No expenses were incurred for the three months or nine months ended September 30, 2015 related to the disposed subsidiary. During the three and nine months ended September 30, 2015, research and development expenses primarily included costs associated with the development of the LAESI and NAPA technologies.

Loss from operations totaled $1,593,982 and $5,541,080, respectively, for the three and nine months ended September 30, 2015, compared to a loss from operations of $2,363,469 and $8,174,321, respectively for the three and nine months ended September 30, 2014. This is a decrease of $769,487 or 33% for the three months ended September 30, 2015 and a decrease of $2,633,241 or approximately 32% for the nine months ended September 30, 2015.

For the three months ended September 30, 2015, we had other expenses of $713,058 as compared to other expenses for the three months ended September 30, 2014 of $2,295,307, a decrease of $1,582,249. For the nine months ended September 30, 2015, other expenses were $2,038,366 compared to $2,662,931 for the nine months ended September 30, 2014, a decrease of $624,565. The majority of the decrease is as a result of derivative expense of $882,177 recognized during the nine months ended September 30, 2015 compared to derivative expense of $2,079,335 recognized during the nine months ended September 30, 2014.

After foreign currency translation adjustments of $20 and $(22,915), respectively, the Company had a total comprehensive loss of $2,307,020, or ($0.02) per share, for the three months ended September 30, 2015 as compared to a total comprehensive loss of $4,681,691, or ($0.07) per share, for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company had foreign currency translation adjustments of $285 and total comprehensive loss of $7,579,161 or $(0.07) per share compared to foreign currency translation adjustments of $(36,450) and total comprehensive loss of $10,873,702 or $(0.17) per share.

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

The Company has worked closely with various state agencies that financed our long and short term debt and has obtained various extensions and modifications related to the repayment of these obligations.

With a goal of raising additional capital during the third quarter of 2015, the Company will be working closely with our financial advisors to determine our tactical approach to the equity markets, with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from retail and/or institutional investing communities. However, there can be no assurance that we will be successful in raising additional capital on terms acceptable to us or at all.

As discussed above under “Recent Developments—Acquisition of vivoPharm,” the Company would have to raise not less than $10 million of additional debt or equity financing in order to complete the acquisition of vivoPharm. There can be no assurance that the Company will be successful in completing the necessary financing or if completed, that the terms will be favorable to the Company and its stockholders.

The Company’s molecular information services division has signed new contracts with large-to-mid market pharmaceutical companies. These contracts have provided more routine workflow resulting in increased revenues and more consistent cash flows in 2015.

Based on our current spending levels, management estimates that the Company will need approximately $2,300,000 in additional working capital, net of cash flows from revenue, to maintain current operations through the end of 2015 or $9,000,000 for the next twelve calendar months.

Going Concern

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company will require additional financing to continue its operations. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

See Note 2 to the Financial Statements contained in Item 1 of this report.

Liquidity and Capital Resources

As of September 30, 2015, the Company had total current assets of $275,184 comprised of $33,840 in cash and cash equivalents, $108,846 in trade accounts receivables, $65,582 in inventory, and $66,916 in prepaid expenses. As of December 31, 2014, we had total current assets equal to $931,344 comprised of $322,877 in cash and cash equivalents, $273,914 in trade accounts receivable, $119,230 in other receivables, $161,301 in inventory and $54,022 in prepaid expenses.  As of September 30, 2015, the Company had total current liabilities of $10,752,551 comprised of $3,205,811 in current maturities on long term debt, $1,412,536 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $2,492,000 in loans payable to shareholders, $138,383 in derivative liabilities, and $503,821 in other payables and accrued expenses.  The Company's total current liabilities as of December 31, 2014 were equal to $7,765,562, comprised of $1,457,800 in current maturities on long term debt, $1,253,385 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $1,381,498 in loans payable to shareholders, $154,058 in derivative liabilities, and $518,821 in other payables and accrued expenses.

Our working capital deficit was $(10,477,367) at September 30, 2015 as compared to a working capital deficit of $(6,834,218) at December 31, 2014. The change in working capital was approximately $3,643,149 to September 30, 2015 from December 31, 2014 primarily resulting from the decrease in cash and cash equivalents and increase in accounts payable and loans payable to stockholders.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer on the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2015. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weaknesses above, we believe that the consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm business.

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

We entered into a share purchase agreement, effective as of March 31, 2015, as amended on June 4, 2015 and August 7, 2015 (the “Acquisition Agreement”), with the shareholders of vivoPharmPty, Ltd., a corporation organized under the laws of Australia (“vivoPharm”), to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”). The purchase price for the vivoPharm shares is $12,063,084 (the “Acquisition Price”), of which (i) $100,000.00 was payable by way of deposit prior to the closing of the Acquisition, to be credited as partial payment towards the Acquisition Price, (ii) $5,690,280 is payable in cash at the closing of the Acquisition and (iii) the balance of $6,272,804 is payable in the form of 627,280.4 shares of a new series of convertible preferred stock of the Company, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (the “Acquisition Preferred Stock”).

Consummation of the Acquisition is contingent upon a number of conditions, including the Company raising not less than $10 million of additional debt or equity financing (the “Required Financing”). There can be no assurance that the Company will be successful in completing the necessary additional Required Financing or if completed, that the terms will be favorable to the Company and its stockholders, or that the other conditions to closing will be satisfied. If we do not consummate the Acquisition by January 31, 2016, we will (with certain limited exceptions) forfeit our deposit of $100,000. As of the date of this filing, the Company has not raised any funds for the Acquisition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Common Stock and Warrants

During the quarter ended September 30, 2015, the Company received $963,000 in aggregate gross cash proceeds from 25 accredited investors (the “ Purchasers”) in connection with the sale of approximately 9.63 Units, as hereinafter defined, and issued 3,852,000 shares of Common Stock and warrants to purchase 1,926,000 shares of Common Stock to each Purchaser. Under the current private placement offering (the “2015 Offering”) of a minimum of $4,000,000 and up to a maximum of $4,500,000, each “Unit” consists of (a) 400,000 share of the Company’s Common Stock and (b) three year warrant to purchase 200,000 shares of Common Stock (the “Investor Warrant”) at an exercise price of $0.3750 per share pursuant to the terms and conditions of a Subscription Agreement and Unit Purchase Agreement.

In connection with the 2015 Offering, the Company also paid to the placement agent an aggregate of $111,760 in cash commissions, representing (i) 10% of the gross proceeds raised in the Offering from Purchasers introduced to the Company by the Placement Agent; (ii) 2% of the aggregate gross proceeds raised in the 2015 Offering from pre-existing investors of the Company, and (iii) 2% of the aggregate gross proceeds raised in the Offering, in connection with a non-accountable expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of 577,800 shares of Common Stock to the Placement Agent (or its designees) (the “Placement Agent Warrants”), representing 10% of the number of shares of Common Stock underlying the Units sold in the 2015 Offering, including the shares of Common Stock underlying the Investor Warrants.

The Company also entered into a Registration Rights Agreement with each of the purchasers of Units in the 2015 Offering, which requires the Company to file a registration statement with the Commission registering for resale (i) all Common Stock issued to the Purchasers, and (ii) all shares of Common stock issuable upon exercise of the Investor Warrants and the Placement Agent Warrants.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

On November 9, 2015, the Company notified AzurRx of the Company’s intent to convert 29% of its Series A Convertible Preferred Stock of AzurRx into shares of Common Stock of AzurRx. The conversion rate was 24,393 shares of Common Stock per share of Series A Preferred Stock, and the Company received 707,416 shares of Common Stock upon conversion.  On November 13, 2015, the Company sold 110,000 shares of its AzurRx Common Stock for a purchase price of $1.50 per share, for aggregate proceeds of $165,000.  The Company’s interest in AzurRx was thereby reduced from 33% to 31.5% (on a fully diluted basis).

As previously reported on the Company’s Annual Report on Form 10-K, on February 13, 2015 Edward Hughes resigned as the Company’s Chief Financial Officer (its principal financial officer) and as of the date of this filing, the Company has not yet appointed a new Chief Financial Officer.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on September 2, 2011 (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011).
3.5	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2014).
3.6	Certificate of Amendment to the Certificate of Designations of Protea Biosciences Group, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).
10.1	Amendment No. 2 to Share Purchase Agreement, dated as of August 7, 2015, among the Company, vivoPharm Pty Ltd. and the shareholders of vivoPharm Pty Ltd.
10.2	Form of Subscription Agreement among Protea Biosciences Group, Inc. and investors in the Company’s 2015 private placement offering.
10.3	Form of Unit Purchase Agreement among Protea Biosciences Group, Inc. and investors in the Company’s 2015 private placement offering.
10.4	Form of Registration Rights Agreement among Protea Biosciences Group, Inc. and investors in the Company’s 2015 private placement offering.
10.5	Form of Warrant issued to investors in the Company’s 2015 private placement offering.
31.1	Certification of the Company’s Principal Executive Officer and Interim Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
32.1	Certification of the Company’s Principal Executive Officer and Interim Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEA BIOSCIENCES GROUP, INC.

Dated: November 16, 2015	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, President and Director
(Principal Executive Officer, Interim Principal Financial and Accounting Officer)

