Form 10-K
period 2015-12-31
Protea Biosciences Group, Inc.
filed 2016-03-16
CIK 1335103

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended                                  December 31, 2015

or

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from                                      to

Commission file number   000-51474

PROTEA BIOSCIENCES GROUP, INC.
(Exact name of registrant in its charter)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

On June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $31,487,003 based on the closing sales price of the Common Stock as quoted on the OTC Markets on that date. For purposes of this computation, all officers, directors, and 10% or greater beneficial owners of the registrant’s common stock were deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2016 the number of shares of the registrant’s classes of common stock outstanding was 133,420,519.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

☐	all the risks inherent in the establishment of any new or early stage company, particularly one in proteomics, biotechnology or other research and development-intensive business;
☐	the Company’s absence of significant sales or sales revenues and its limited history of operations including limited manufacturing and sales operations to date, which make it difficult to predict future performance;
☐	operations that have required and will continue to require significant financial resources and working capital, without sufficient offsetting revenues from sales of products and services;
☐	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s attempt to commercialize and sell its present and hoped-for future products and services specifically for use in molecular information research;
☐	significant competition in the field of molecular information specifically and in biotechnology generally, including from companies that are larger, have greater financial resources, have larger research and development budgets and programs, are more established and have greater market acceptance in the relevant markets;
☐	the high rate of technological change or advancement in the fields of molecular information and biotechnology, and the related risks that innovation by a competitor may render the Company’s products obsolete or less desirable and that obsolescence of a product or service might occur before the product or service can gain market acceptance, significant levels of sales and revenues, or profitability;
☐	the risk that the Company will have difficulties executing its intended business plan;
☐	the risk that the Company’s research and development efforts will not succeed, or will not succeed in sufficient time, to allow commercialization and sales at levels sufficient to generate revenues in excess of expenses;
☐	the need to raise additional capital and/or obtain other additional funding;
☐	risks and uncertainties related to intellectual property rights, including the potential for expensive litigation concerning intellectual property issues;
☐	risks associated with the fluctuation and seasonality of potential sales from one quarter compared to other quarters, making it difficult to achieve profitability and to forecast future revenues accurately as to either the timing or amount of revenues;
☐	potential barriers, risks, uncertainties and obstacles to the Company’s plans to manufacture its own products;
☐	potential barriers, risks, uncertainties and obstacles to the Company’s ability to develop, introduce, and gain market acceptance for its molecular information products and services, for example because of perceived issues relating to quality and safety, customers’ reluctance to invest in new technologies and/or widespread acceptance of other technologies;
☐	potential problems and difficulties managing growth, including potential challenges in implementing appropriate operational and financial systems, developing and then expanding and scaling up production, attracting and/or retaining good to excellent employees in all phases of anticipated future operations, expanding sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards;
☐	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates; and
☐	other risks over which we have no control.

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

Overview of Our Business

Protea is an emerging growth, molecular information company that has developed a revolutionary platform technology, which enables the direct analysis, mapping and display of biologically active molecules in living cells and tissue samples. The technology platform offers new, unprecedented capabilities useful to the pharmaceutical, diagnostic, clinical research, agricultural and life science industries.

“Molecular information” refers to the generation and bioinformatic processing of very large data sets, known as “big data,” obtained by applying the Company’s technology to identify and characterize the proteins, metabolites, lipids and other molecules which are the biologically active molecular products of all living cells and life forms.

Our technology is used to improve pharmaceutical development and life science research productivity and outcomes, and to extend and add value to other technologies that are used in research and development (“R&D”), such as three-dimensional tissue models, biomarker discovery, synthetic biologicals and mass spectrometry. In particular, the Company believes that its ability to rapidly provide comprehensive molecular image-based datasets addresses a universal need of the pharmaceutical, diagnostic and clinical research and life science industries.

Known as LAESI® (Laser Ablation Electrospray Ionization), our technology platform is exclusively licensed from The George Washington University (“GWU”). We have subsequently completed the development of the first fully automated LAESI instruments and requisite proprietary software suites, used for LAESI data analysis and for molecular imaging – the direct analysis and visualization of molecules in cells and tissue. LAESI technology is currently the subject of eleven issued patents and over 40 peer-reviewed publications.

LAESI is intended to meet the broad need of the biologist for the direct, unbiased identification and characterization of molecules in biological samples. By virtue of LAESI’s improved speed and the comprehensive datasets it generates, the Company is pursuing its vision of what it believes will be a new era of human molecular information, where the molecular networks of human disease will be clearly elucidated, with data more rapidly available, thereby accelerating pharmaceutical development and improving healthcare.

Our Business Strategy and Products and Services

The Company has applied its core technology to establish commercial leadership in the emerging field of mass spectrometry imaging (“MSI”) services. MSI is a revolutionary capability that for the first time enables the identification of all classes of biologically active molecules produced by cells and combines this with the ability to instantly spatially-display the molecules in tissue histology sections. MSI can be performed with no sample preparation and no labeling or antibody techniques, thereby integrating direct molecular identification with tissue pathology.

The Company intends to achieve its business objectives by leveraging its core MSI technology and associated bioanalytical mass spectrometry platforms to improve the availability, comprehensiveness and usefulness of molecular information to address the needs of pharmaceutical research, biomarker discovery, agriculture and other life science research markets.

The Company’s commercial development is centered in three business lines:

•	Molecular Information Services – the Company believes that it is the commercial leader in providing multimodal MSI, combining LAESI, MALDI and optical microscopy. Our proprietary services enable the identification and quantitation of both small molecules (e.g., lipids and metabolites) and large molecules (e.g., proteins) and our services portfolio, inclusive of MSI, proteomics, metabolomics, lipidomics and bioinformatics is unique in the industry. Our clients include major pharmaceutical, chemical and biotechnology companies;

•	LAESI Instruments, Software and Consumables – we offer our proprietary LAESI DP-1000 instrument, software and bioanalytical consumables to corporate and academic research laboratories; and

•	Molecular Diagnostics and Clinical Research – we apply our multimodal MSI technologies and workflows in partnership with top-tier medical research institutions to co-develop new molecular diagnostic tests that the company believes can be used to improve the diagnosis and prognosis of cancer and provide requisite information useful in predicting the outcome of cancer treatment. Our current test development programs target the differential diagnosis and prognosis of malignant melanoma and the molecular profiling of subpopulations of cells in lung adenocarcinoma.

Molecular Information Services

We believe we are the commercial leader in the offering of MSI services. Our clients send their tissue and biofluid samples directly to the Company’s laboratory, where samples are analyzed by the Company’s state of the art mass spectrometry instrumentation, scientific staff and bioinformatics capabilities. We combine our proprietary LAESI platform with matrix-assisted laser desorption ionization (“MALDI”), and liquid chromatography mass spectrometry (“LCMS”) workflows. Our clients include major pharmaceutical, biotechnology, chemical and medical device and consumer products companies, and both academic and government institutions. The services unit is operated within a Quality by Design environment, which is necessary to meet the internal research and development standards of pharmaceutical and clinical research clients.

The Company’s MSI services represent a revolutionary capability that for the first time enables the identification of all classes of biologically-active molecules produced by cells, and combines this with the ability to instantly spatially-display the molecules (both two- and three-dimensional) in tissue histology sections. MSI can be performed without sample preparation, labeling or antibody techniques, thereby integrating direct molecular identification with tissue pathology for the first time. Since the sample is not touched, data is unbiased and more rapidly available. Providing molecular information that rapidly answers questions critical to the drug development process, such as, “is my drug actually getting inside the target cells,” “is my immune modulating agent changing the molecular output of the tumor cell,” or “how long did it take for the drug to enter the target cells” as well as questions of drug concentration and duration.

We have, in collaboration with industry leaders, developed advanced bioanalytical workflows for the characterization of protein biotherapeutics, such as monoclonal antibodies, to address regulatory requirements for safety, efficacy, and bioactivity in manufacturing and storage of these products. To this end, we have applied proteomics and metabolomics technologies along with LAESI direct analysis to aid in optimizing the expression systems used to produce monoclonal antibodies for drug discovery purposes. Key collaborations and partnerships have been formed to address the bioinformatics analysis required including statistical and pathway analysis.

In January 2014, the Company, as a subcontractor to GWU, was awarded a multi-year project with the Defense Advanced Research Projects Agency (“DARPA”). In addition to the Company, The Stanford Research Institute International and GE Global Research also collaborate on the project entitled, “New Tools for Comparative Systems Biology of Threat Agent Action Mechanisms.” A $15 million, five year project, the goal of DARPA’s Rapid Threat Assessment (“RTA”) program is to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days from exposure. Uncovering the mechanism of action of such agents in 30 days, compared to the years currently required, could be key to the development of effective countermeasures. The molecular networks within living cells are vast and complex. Conventional approaches fail to capture the system-wide response of a living cell to a threat agent. The Company believes this technology will be applicable to preclinical drug research as well.

LAESI instruments, software and consumables

LAESI technology was invented in the laboratory of Professor Akos Vertes, Ph.D., Dept. of Chemistry, GWU, in 2007, and was exclusively-licensed to the Company in 2008. The LAESI DP-1000 instrument, the Company’s prototype embodiment of its proprietary LAESI technology, integrates with laboratory instruments known as mass spectrometers. LAESI employs a proprietary (patented) method that utilizes the water content in a sample (native or applied) to transition the sample into a gas state, where it can be analyzed by a mass spectrometer. LAESI accomplishes this without requiring the sample to be touched. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with current techniques, which require the introduction of chemicals or the destruction of the sample itself in order to enable analysis by mass spectrometry.

This technology enables the direct identification of proteins, lipids and metabolites in tissues, cells and biofluids such as serum and urine. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug. The Company believes that LAESI technology has the potential to significantly improve the availability of molecular information in pharmaceutical research as well as many other fields including agriculture, pathology, biomarker discovery, biodefense and forensics.

LAESI instruments employ proprietary software developed by the Company that creates “molecular maps” - the ability to instantly display the distribution of molecules throughout tissue samples in both two- and three-dimensional imaging. The Company currently offers the LAESI Desktop Software and ProteaPlot software that facilitates operating the instrument and the storage and display of datasets in a user friendly, intuitive software environment. The ProteaPlot software includes tools for post-processing of LAESI-MS data, generation of molecular maps/images and mass spectral comparison for regions of interest. LAESI software displays the data obtained by mass spectrometry analysis combined with actual images of the tissue and cell samples. Thus, mass spectrometry data can be integrated with a sample’s tissue architecture.

We have developed and brought to market related, proprietary consumable products for use in molecular analysis including REDIchipsTM (Resonance-Enhanced Desorption Ionization - sample target plates with nanopost array surfaces for matrix-free laser desorption ionization of small molecules) and ProgentaTM (acid labile surfactants use to solubilize proteins for mass spectrometry analysis).

Molecular Diagnostics and Clinical Research

The Company is employing both its proprietary LAESI platform and MALDI methodologies to create comprehensive, tissue-based molecular profiles to improve the differential diagnosis of cancer. Our bioinformatics capability allows the integration of the Company’s MSI data files with related pathology, gene expression and demographic datasets, with the purpose of improving human disease state detection, assessment and management. The Company has entered into collaborative research partnerships with top tier academic centers to develop and validate new, proprietary, MSI–based cancer diagnostic tests.

We have established a collaborative research partnership with the Memorial Sloan-Kettering Cancer Center and the Dana-Farber Cancer Institute. The first target of the collaboration is early stage lung adenocarcinoma. The objectives of the collaboration are to demonstrate that different cancer cell sub-groups within a lung cancer will have different molecular profiles and will behave differently. The goal is to define these molecular differences and to identify the sub-group of cancer cells with the worst prognosis that are most likely to recur thereby enabling earlier treatment intervention, and to use these findings to achieve lung adenocarcinoma tumor cell “molecular profiling,” leading to more precise treatment selection and higher survivor rates.

We have established a collaborative research initiative with The Yale University School of Medicine, the laboratory of Rozzitsa Lasova, MD, Associate Professor of Dermatology and Pathology, that employs the company’s MSI technology to differentiate benign melanocytic nevi from malignant melanoma. The Company believes that its core MSI technology can identify unique protein expression profiles that can discriminate between benign melanocytic nevi and malignant melanoma.

To support our MSI–based diagnostic development, we developed new software known as “Histology Guided Mass Spec Imaging (HG-MSI)” that enables pathologists to combine traditional microscopy and histology with high resolution mass spectrometry molecular imaging. Clinicians can share, annotate and direct the analysis of specific tissue morphologies and cell subpopulations by MSI. Molecular profiling data are collected from discrete locations within a tissue section using a histology stained section as a guide. The digital tissue scans are visually analyzed by pathologists by logging onto a secure website portal and they then annotate specific cellular areas for further analysis.

We intend to expand our collaborations with major medical research centers to develop additional molecular profiles for the improved differential diagnosis and prognosis of cancer.

Recent Developments

We entered into a Memorandum of Understanding (the “MOU”) with Agilent Technologies, Inc. (NYSE: A) (“Agilent”), to develop new bioanalytical workflows in order to meet the emerging needs of the growing biopharmaceutical industry. Under the terms of the MOU, the Company, using Agilent instrumentation combined with its expertise, will develop workflows to improve the characterization of protein therapeutics including monoclonal antibodies and new methods for the field of metabolomics. We believe, along with Agilent, that the field of biotherapeutics is advancing rapidly and is in need of new, innovative solutions that identify changes in the metabolic profiles of cells due to disease processes and drug interactions.

We have announced new workflows to support the bioanalytical needs of immuno-oncology, an emerging frontier of cancer treatment that utilizes the body’s own immune system to fight diseases. Our new workflows help provide both visual and analytical certainty of therapeutic efficacy and apply the Company’s core MSI technology to the analysis of drug target tissues and tumor microenvironments.

We have commercialized a consumable product out of the DARPA research grant that is currently being sold to research laboratories performing small molecule analysis. This product called REDIchip (Resonance-Enhanced Desorption Ionization - sample target plates with nanopost array surfaces for matrix-free laser desorption ionization of small molecules) enables researchers to rapidly profile small molecules and metabolites utilizing a MALDI platform. This product does not require the addition of a traditional chemical matrix, but is able to detect and quantitate small molecules due to the highly structured nanopost array. These products are being used with researchers investigating metabolites and small molecule drugs, and they have potential applications within clinical mass spectrometry pain panel management operations.

The Reverse Stock Split

In order to seek to qualify the listing of our shares of Common Stock on a national securities exchange, on December 1, 2015, we obtained shareholder approval to seek discretionary authority to effect a reverse stock split of our issued and outstanding shares of Common Stock within a range of between (i) one-for-15 to (ii) one-for-25, as determined at the discretion of the Board of Directors to be in our best interests without further approval from our stockholders (the “Reverse Stock Split”).

As of the date of this filing, we have not yet consummated a Reverse Stock Split. No fractional shares of Common Stock will be issued in connection with the Reverse Stock Split, and all such fractional interests will be rounded down to the nearest whole number. Issued and outstanding stock options and warrants will be split on the same basis and exercise prices will be adjusted accordingly.

Industry and Market Overview

We believe there is a large and broad-based market opportunity for molecular information. The market opportunity can be viewed in terms of the primary markets for, and the platform technologies that generate, molecular information.

Molecular Information Markets: The Preclinical Pharmaceutical Research and Biomarker Discovery Markets

Preclinical pharmaceutical research refers to the discovery and testing of new therapeutic compound candidates prior to their use in human clinical trials. For every 5,000-10,000 preclinical drug candidates, only five enter human clinical trials. There is a substantial failure rate, estimated that even after completing all preclinical toxicology and efficacy testing, 90% of drug candidates fail after entering human testing (Nature Reviews 2004).

There is a great need to obtain higher quality datasets more rapidly to better identify the most promising drug candidates. The Pharmaceutical Research and Manufacturers of America (“PhRMA”), an industry group comprised of 45 United States-based biopharmaceutical companies had a total of $49.58 billion in research and development expenditures in 2012. Of this, $11.82 billion was spent on prehuman/preclinical functions, which represented 23.8% of all R&D expenditures. This figure, which is only comprised of R&D by PhRMA member companies, does not include R&D expenditures by government agencies such as the National Institute of Health and National Institute of Cancer or domestic and international biopharmaceutical companies that are not members of PhRMA.

Biomarker discovery is the process of finding specific molecules, or panels of molecules, that have been found to be regulated in conjunction with specific disease states or drug treatments relevant to human health and disease. The global market for biomarkers in 2011 was $13.8 billion and expected to reach $37.68 billion in 2022. The global market for biomarkers includes biomarker development and technologies, biomarker diagnostics and biomarker services. Biomarker development and technologies accounted for 53.1% of the global market in 2011 and is expected to account for 43.3% of the 2022 market. In 2011, biomarker diagnostics and biomarker services accounted for 40.2% and 6.7% of the market and are expected to account for 49.8% and 6.9% of the market in 2022, respectively (Visiongain 2012. Biomarkers: Technological and Commercial Outlook 2012 - 2022).

Biomarker discovery is the essential starting point for the development of new prognostic and diagnostic tests, as well as for the emerging field of predictive medicine, where biomarkers can identify those patients who will respond well to specific therapies. The human disease biomarker sector seeks to identify and validate biomolecules that are associated with the onset and progression of a specific disease, and thus can become new diagnostics, or biomarkers, to be used for personalized medicine, as well as companion diagnostics to guide new pharmaceutical development for specific patient subgroups.

Biomarker discovery can be classified into four major sub segments: genomics, proteomics, bioinformatics, metabolomics and other, which is based on the technology used and class of molecule that is of interest. Genomics is focused on the analysis of DNA through the use of polymerase chain reaction or DNA sequencing to extract genetic information from biological samples. The Human Genome Project, which was completed in 2003, marked the sequencing of an entire human genome that led to the discovery that there are 20,000 - 25,000 human genes. Proteomics is the study of proteins, which are synthesized by DNA and are biologically active. It is estimated that there are up to 400,000 distinct proteins in the human body. Bioinformatics is comprised of tools and technologies such as software programs that are used to analyze large sets of data.

Additional molecular information markets addressed by the Company include agriculture, microbiology, consumer products and medical devices.

Molecular Information Platform Technologies

The two primary technologies for identifying and characterizing the biologically active molecules that are produced by cells are mass spectrometry and indirect molecular imaging.

Mass Spectrometry

Mass spectrometry is a 50 year old sector and represents the backbone of the bioanalytics industry. Mass spectrometers are used in a wide range of research applications in academic, pharmaceutical and chemical/industrial based laboratories worldwide, including their use to identify molecules in biological samples based on their “mass to charge” ratios.

According to TechNavio’s 2011 - 2015 Global Mass Spectrometry Market report, the global mass spectrometry market was valued at U.S. $3.9 billion in 2013 and is expected to reach US $5.9 billion by 2018, growing at a compound annual growth rate (“CAGR”) of 8.7% from 2013 to 2018. In 2013, it was estimated that there was a total installed base of 6,200 mass spectrometers in the large pharmaceutical companies sub-segment alone. The CAGR for the installed base for this sub-segment is expected to be 3.7% during the period 2011-2015. In 2013, a total of 715 mass spectrometers were expected to be installed, which includes both new mass spectrometer systems and replaced mass spectrometer systems in this sub-segment. Mass spectrometers are used extensively in the biopharmaceutical, industrial, chemical, materials and forensics industries as well as in academic research institutions.

According to the SDI Report, the mass spectrometry instrument market can be segmented into three major sub segments: biopharmaceuticals, academia and industrial which represented 40%, 29% and 31% of the market, respectively, as cited in Strategic Directions International, Inc. and Global Assessment Report 12th Edition, The Laboratory Analytical & Life Science Instrumentation Industry Market Forecast 2012 - 2016, October 2012.

The Company estimates that the current LAESI instruments are compatible with approximately 6,000 mass spectrometers worldwide that are produced by Waters Corp. (NYSE:WAT) and Thermo Fisher Scientific (NYSE:TMO). The Company’s LAESI platform development roadmap includes enabling LAESI instrument compatibility with mass spectrometers from all major manufacturers.

The global mass spectrometry market is dominated by five key players: Agilent Technologies Inc., Bruker Corp., Danaher Corp., Thermo Fisher Scientific Inc. and Waters Corp.

Company	Market Cap USD ($B)	Annual Sales USD ($M)
Agilent (NYSE:A)	$18.69 B	$580 M
Bruker (NASDAQ:BRKR)	$3.82 B	$290 M
Danaher (NYSE:DHR)	$51.77 B	$640 M
Thermo Fisher (NYSE:TMO)	$48.47 B	$550 M
Waters Corp. (NYSE:WAT)	$8.77 B	$440 M

Source: TechNavio Analysis, Global Mass Spectrometry Market 2011 - 2015. Capital IQ as of July 31, 2014.

Quantitative Whole Body Autoradiography (“QWBA”)

Autoradiography is defined as an image recorded on a photographic film or plate produced by the radiation emitted from a specimen, such as a section of tissue that has been treated or injected with a radioactively labeled isotope.

Traditional bioanalytical measurements determine concentrations of drug and metabolites in plasma; however, most drugs exert their effects in defined target tissues. As there is no clear relation between concentrations in plasma and those in tissue, alternative methods must be employed to study the absorption, distribution, metabolism and excretion properties of new therapeutic agents.  The FDA requires distribution data in most new drug applications prior to Phase II study initiation. Quantitative whole-body autoradiography is currently used in the drug development process to determine the distribution and concentrations of radiolabeled test compounds in laboratory animals. Quantitative whole-body autoradiography can provide information on tissue PKs, penetration, accumulation and retention. Although the technique is considered the industry standard for performing preclinical tissue distribution studies, It's disadvantages include the high cost and the radiolabeling of the molecule of interest and radiolabeling can take 90 days longer depending on the complexity (synthesis process and label required).  Another shortcoming of the technique is that QWBA can take weeks to perform and only indicates the drug associated radioactivity.  Additional studies then need to be performed to obtain the drug profile in tissues.

Mass spec imaging eliminates the need for a radiolabel, takes days instead of weeks, looks at the molecule and its metabolites, directly eliminating the need for additional profiling studies, and is significantly less expensive than QWBA.

The Total Global indirect molecular imaging market is estimated at $7.3 billion according to a 2009 report by Scienta Advisors /Kolorama Information. The overall pre-clinical imaging (in vivo) market was valued at $790 million in 2012, and is estimated to grow at an annual growth rate of 14.5% over the next five years per a January 2013 Pre-Clinical Molecular Imaging Market report by marketsandmarkets.com. The global market for molecular imaging devices was valued at $2 billion in 2012. This market is expected to reach $2.2 billion in 2013 and nearly $3 billion by 2018, with a CAGR of 6.2% for the period of 2013 to 2018 according to a November 2013 report by BCC-Global Markets for Molecular Imaging Technology and Devices.

Limitations of Existing Technologies

There are a number of limitations to the existing platforms, as described below:

Mass Spectrometry

•	Sample Preparation is Required: Mass spectrometry requires sample preparation that is tedious, time consuming and results in operating complexity that requires experienced and highly skilled users.

•	Loss of Spatial Distribution Information: Traditional mass spectrometry requires that a sample be homogenized, sometimes purified, or have additional chemicals introduced to it in order to be analyzed by a mass spectrometer. These processes destroy the tissue structure, which eliminates the ability to show where a specific molecule is located within a given tissue region. Understanding where a specific compound is localized could provide insight into a given disease or treatment action.

•	Limited Type and Number of Compatible Samples: Current mass spectrometry analysis occurs under vacuum conditions and therefore cannot analyze living cell samples such as bacterial colonies or cell cultures because the sample will be immediately destroyed as a result of the vacuum conditions. These are sample types used extensively in preclinical pharmaceutical research and biomarker discovery.

•	Limited Imaging Capability: Mass spectra can be very complex data sets that are difficult to interpret and can have limited relevance to biology-centric applications. Additionally, traditional mass spectrometry analyses do not provide direct, spatial relationships with the sample. Normally, bulk sample is processed and analyzed, which causes loss of the spatial association and value.

Quantitative Whole Body Autoradiography:

•	require radioactive labels that must be incorporated or synthesized in the drug to generate the images. As a result, they have half-lives, which can be as short as a few minutes in duration. The synthesis of these compounds takes time and requires highly trained technicians.

•	are only able to analyze a few molecules in a single analysis. Typically, only the labeled molecules can be visualized and if the label does not become a part of any metabolites, then they remain invisible to the process.

•	have resolutions that only reach the millimeter-scale level. While millimeter resolution enables the visualization of large anatomical components such as bones and organs, it is not adequate for tissue or cell-specific molecular analysis.

•	can only detect the drug associated radioactivity and not the distribution of the molecule and its metabolites. Further investigation and follow on studies are required to identify the actual distribution profile.

•	require special licensing for handling radioactive samples.

Advantages of LAESI Technology Platform

We believe that our proprietary LAESI platform is disruptive technology that provides us with certain competitive advances over existing technologies and which we believe will become a new industry standard.

The LAESI platform eliminates two of the major drawbacks of traditional mass spectrometry - sample preparation and loss of spatial information. LAESI can analyze a wide range of sample types with no sample preparation required. In addition, samples such as a tissue section or cells can be analyzed “as is”, even live cells and bacterial colonies. LAESI technology generates big data molecular profiles of tissue sections, biofluids (blood, urine and serum) and many other sample types, including horticulture specimens, cell lines & pellets, bacterial colonies, hair fibers, contact lenses and hydrogels.

Enables Mass Spectrometry Imaging: The Company's LAESI technology directly analyzes biological samples without the need to apply chemicals or introduce tags or tracers. Proprietary software developed at the company enables two- and three-dimensional direct molecular imaging, displaying the distribution of molecules in biological samples.

Numerous Molecules per Analysis: It is not unusual to detect over 1,000 individual molecules in a single experiment. Larger databases aid the “molecular eyesight” of a researcher, improving their prospects to find new biomarkers or molecular data that will provide new research insight.

No Sample Preparation Required: The Company’s LAESI technology analyzes samples directly without the need for sample preparation other than standard tissue sectioning. Virtually all sample types can be inserted directly into the LAESI instrument where they are ablated (put into gas phase), ionized (charged) and sent into the mass spectrometer, with this process taking a fraction of a second. LAESI instrumentation employs user-friendly software that eliminates the operation complexity of traditional mass spectrometry. Molecular information is acquired on samples in their native state; such data can be more useful, particularly to biologists.

Minimal Sample Destruction: Because of the small spot size, the sample is only locally destroyed by the laser ablation pulse. With the use of positional stages, LAESI allows, the spatial localization of biomolecules within a sample, thereby enabling two- and three-dimensional direct molecular imaging.

High Throughput Sample Profiling: The LAESI platform also functions as a high throughput processing system for well plate and bacterial analysis. With the ability to analyze samples in seconds, researchers are able to quickly screen libraries of compounds, strains, and other assays very rapidly.

Improvements in Resolution: The Company's LAESI technology has the ability to produce images that have micron-scale resolution, enabling imaging at the cellular level. This gives the Company the ability to image a select number of cells of interest in a given biological sample.

Improvement in Analysis Speed: Due to the elimination of sample preparation and the rapid speed of LAESI, data can be made available in seconds to minutes. This factor makes LAESI attractive to users that have high-throughput molecular information applications (i.e., a large number of samples must be analyzed a limited number of times).

Sales and Marketing

The Company markets its products and services worldwide, utilizing a combination of field sales, distributors, in-house sales support and web-based marketing. The Company attends exhibitions in the U.S. and Europe to present its products, and in the last 12 months has exhibited at over eight major industry exhibitions and over ten regional conferences. The Company’s sales and marketing staff consists of three field sales professionals, two inside sales representatives and two marketing professionals. In addition, in 2012 the Company established a global co-marketing agreement with Waters Corp. (NYSE:WAT), a major mass spectrometry focused company headquartered in Milford, Massachusetts.

In 2015, the Company announced a joint collaboration with Agilent Technologies, Inc. (NYSE: A) (“Agilent”), to develop new bioanalytical workflows in order to meet the emerging needs of the growing biopharmaceutical industry. Under the terms of the Memorandum of Understanding, the Company, using Agilent instrumentation combined with its technology, will develop workflows that focus on developing new methods for the field of biotherapeutics.

The Company also engages distributor partners globally including VWR International and Fisher Scientific.

Competition

The Company believes that its technology differs substantially from what is currently on the market. Bioanalytics is a major sector of the biotechnology industry, and competition is expected to be broad-based. However, the Company also believes that the mass spec industry affords opportunities for commercial partnerships and that industry participants can also be potential partners. The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future. Many competitors, including most of the companies identified below, are much larger than the Company in terms of capital, employees and other measures of size and have been in business longer than the Company and thus may have greater market acceptance or brand recognition:

☐	Imabiotech (Loos, France, http://www.imabiotech.com/?lang=en). Imabiotech develops software that enables quantitative MALDI mass spectrometry imaging and offers only MALDI based mass spectrometry services to pharmaceutical and biotechnology companies.

☐	Kinemed (Emeryville, CA, http://www.kinemed.com). Kinemed works with major pharmaceutical and biotechnology companies to making predictions of efficacy and toxicity to accelerate drug development and reduce the overall cost.

☐	Prosolia (Indianapolis, IN, www.prosolia.com). Prosolia develops and markets DESI, a mass spectrometry imaging technology and provides DESI based services to pharmaceutical and biotechnology companies.

☐	Molecular Imaging, Inc. (Ann Arbor, MI, http://www.molecularimaging.com). Molecular Imaging is a CRO that provides in vivo pharmacology and small animal in vivo imaging services to pharmaceutical and biotechnology companies.

Strategic Relationships

Agreement with The George Washington University (“GWU”)

In December 2008, the Company entered into an Exclusive License Agreement, as amended on February 22, 2010 and from time to time thereafter with GWU (Washington, D.C.) for the LAESI technology developed in the laboratory of Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of future related patent applications governed by the license agreement and related license fees, annual royalties equal to 5% of the net sales of products and processes sold by the Company, or an affiliate that utilizes the subject technology, after taking into account the annual minimum royalty fees described below, and 50% of payments received by the Company in connection with any sublicense of the technology under the agreement. On the first anniversary of either the date on which the Company first sells a product or service utilizing the technology underlying the agreement or the date on which the Company enters into its first sublicense agreement, whichever occurs first (the “First Sale Date”), the Company is required to pay GWU a non-refundable minimum royalty payment equal to $5,000. The university is also entitled to the following non-refundable minimum royalty payments on each subsequent anniversary of the First Sale Date: second anniversary: $10,000; third anniversary: $15,000; fourth anniversary and continuing annually through the expiration or termination of the agreement: $20,000.

Unless earlier terminated in accordance with its terms, the agreement expires upon the later of 20 years from the effective date or the end of the term of the last underlying patent to expire. Currently, the LAESI patent (US 7,964,843) is the underlying patent and will expire on May 21, 2026. The Company has made all the payments required under the agreement, and is otherwise in full compliance with the terms of the agreement.

In November 2012, the Company entered into a Patent License Agreement with GWU for Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (Matrix) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays technology developed in the laboratory of Akos Vertes Ph.D. Under the terms of the license agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company paid a license initiation fee of $25,000 and a license diligence resource fee of $12,500 in 2013. In addition, the Company is required to pay $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,500 for the next four quarters and $6,000 for each succeeding quarter.

Agreement with West Virginia University (“WVU”)

On December 21, 2005, the Company entered into an Exclusive License Agreement (the “WVU Agreement”) with the West Virginia University Research Corporation, a nonprofit West Virginia corporation (“WVURC”) acting for and on behalf of West Virginia University. Under the terms of the WVU Agreement, the Company is required to pay (i) a license fee equal to $25,000 due within 90 days of the date on which the first notice of allowance is issued by the United States Patent and Trademark Office or a similar foreign country with respect to the technology underlying the WVU Agreement; (ii) annual royalties equal to 4% of the gross sales of products and services that utilize the subject technology which are payable semi-annually within 30 days of June 30 and December 31 of each calendar year covering gross sales received during the preceding year; and (iii) expenses for the preparation, filing and prosecution of related patent applications. In the event the Company is required to license any intellectual property from third parties in order to practice or commercialize the technology underlying the WVU Agreement, the royalty payments will be reduced by the lesser of (a) 50% or (b) the royalty and licensing fees actually incurred by the Company to license the intellectual property rights from such third party. If such a reduction is applicable, WVURC is entitled to earned royalties of at least 2% on gross sales of products and services that utilize the WVU subject technology. For any sublicense granted to sub-licensees, WVURC is entitled to 10% of any license fee and other payments or fees received from the sublicensee, which is due and payable within ten days of receipt by the Company from the sublicensee. At present, the Company sponsors collaborative research in the WVU School of Medicine Department of Pathology and the Mary Babb Randolph Cancer Center.

Unless earlier terminated in accordance with its terms, the WVU Agreement automatically terminates upon the later of: (i) the expiration of the last patent to expire issued in respect of the licensed technology, or (ii) 20 years from the first commercial sale by the Company of the last licensed product included in the subject technology by amendment to the WVU Agreement. At present, there are no patent applications being pursued by WVU in respect of the technology licensed to the Company under the WVU Agreement. The Company has made all the payments required under the WVU Agreement, and the Company is otherwise in full compliance with the terms of the WVU Agreement.

Intellectual Property

The Company currently owns eight patents (with additional pending applications) and has an exclusive license to fourteen additional patents and other pending applications owned by GWU. The subjects of the patent applications include: 1) Laser Ablation Electrospray Ionization (“LAESI”) for high throughput and imaging mass spectrometry (two- and three-dimensional biomolecular imaging); 2) nanopost arrays (“NAPA”) for high sensitivity and matrix-free analysis of biological samples in MALDI mass spectrometers; 3) novel acid-cleavable chemical surfactants; and 4) protein microscope.

Research and Development

The Company’s primary research focus is advancing the capabilities of its proprietary LAESI technology platform, related technologies and software. New advances and applications for the LAESI technology platform and software include increasing spatial resolution, improving sensitivity, expanding applications for LAESI direct molecular imaging services, developing new software database structures and next generation instrumentation.

In addition, through the development of diagnostics, the Company is developing intellectual property and knowledge relating to the presence or absence of specific molecules in normal and disease-specific tissues, to be used to validate a new tissue analytics-based class of tests for the differential diagnosis of cancer.

The Company devotes most of its R&D resources to advancing its core LAESI technology platform. New advances and applications for the LAESI technology platform are in development, including the integration of the LAESI-DP 1000 system with expanded mass spectrometer vendor coverage and advancing the spatial resolution of the LAESI technology.

In 2014, we teamed with GWU, Stanford Research International (SRI) and GE Global Research and were awarded up to $14.6 million for a cooperative agreement from DARPA’s Rapid Threat Assessment program.

The goal of DARPA’s Rapid Threat Assessment program is to develop new tools and methods to rapidly define the mechanism of action of a threat agent, drug, biologic or chemical on living cells - within 30 days from the time of exposure. Uncovering the mechanism of action of such agents in 30 days, compared to the years currently required, will aid the development of threat mitigations and countermeasures. Such a breakthrough capability could also reduce the strategic advantage associated with rapidly emerging chemical or biological threats in a national security context. Current methods fail to capture the system-wide response of living cells to a threat agent. To accomplish this objective, the Company has developed a novel silicon wafer known as a “REDIchip” (resonance enhanced desorption ionization), exclusively licensed to the Company by GWU that will help to achieve the goal of real time threat identification on the battlefield.

The company has successfully commercialized the first generation REDIchip product in late 2015. REDIchip can be used on commercially available MALDI mass spectrometers and has numerous applications outside of rapid threat assessment such as biomarker discover, clinical research, polymer science, food safety and others. The Company believes that REDIchip has advantages over existing MALDI mass spectrometry due to the ability to analyze samples without the addition of a chemical matrix, which enables a more sensitive, rapid, and quantitative workflow. The REDIchip is easily integrated into existing MALDI-MS instrumentation and can improve throughput, reduces background signal, and enables reproducible small molecule characterization and quantitation results.

Sale of European Subsidiary

In December 2014, Protea Biosciences, Inc., our wholly-owned subsidiary, completed the sale of 100% of the issued and outstanding capital stock of ProteaBio Europe SAS, to AzurRx BioPharma, Inc. (“AzurRx”). Pursuant to the terms of the Stock Purchase and Sale Agreement (the “SPA”), we received the following consideration in exchange for the subsidiary:

(i)	an aggregate amount of $300,000 including $200,000 in cash and $100,000 from the forgiveness of outstanding indebtedness of the Company owed to AzurRx;
(ii)	100 shares of Series A Preferred Stock of AzurRx (the “Preferred Stock”) that was convertible into 33% of the issued and outstanding Common Stock of AzurRx; and
(iii)	the right to receive certain other contingent consideration to be paid upon the satisfaction of certain events, including (a) a one-time milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the FDA of a New Drug Application or Biologics License Application for a Business Product (as such term is defined in the SPA); (b) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000 and (c) ten percent (10%) of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe.

Effective upon the closing of the Sale, Thijs Spoor, a former director of the Company, was appointed as the sole director and chairman of AzurRx. While Mr. Spoor was a director of the Company, he did not receive any compensation for his services rendered as an executive officer or director of AzurRx. Pursuant to the SPA, so long as the Company owns such number of shares of Preferred Stock that are convertible into twenty percent (20%) or more of the issued and outstanding common stock of AzurRx, the Company will have the right to designate at least one member of AzurRx's board of directors.

In November 2015, the Company converted 29 shares of Series A Preferred Stock of AzurRx into 707,416 shares of common stock of AzurRx. Subsequently, the Company entered into various stock purchase agreements for the sale of such shares of common stock of AzurRx and received gross proceeds of $910,000 for the year ended December 31, 2015. The Company’s remaining Series A Preferred Stock of AzurRx is convertible into approximately 25% of the issued and outstanding common stock of AzurRx.

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

Environmental Matters

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on the Company’s operations. As of the date of this filing, we did not have any accrued liabilities related to environmental matters.

Employees

As of the date of this filing, the Company currently has 35 full-time and 1 part-time employee, consisting of 17 technicians and scientists (6 PhD level), 8 management/administrative (2 PhD level), 3 IT/software development, and 7 sales and marketing (1 PhD level). None of our employees are represented by a union.

Facilities

The Company leases laboratory and office space of approximately 10,412 square feet located at White Birch Towers II, 1311 Pineview Drive, Suite 501, Morgantown, WV 26505. The lease has an initial five-year term beginning on April 1, 2012, (the “Initial Term”). The rent during the Initial Term is equal to $16.10 per square foot per year or $13,969 per month. The Company has the exclusive option to renew the term of the lease for an additional five years following the expiration of the Initial Term, (the “Renewal Option”). The Renewal Option must be exercised at least 120 days prior to the end of the Initial Term. If the Renewal Option is exercised, the rent payable during the Renewal Period shall be equal to $17.75 per square foot per year. We have the option to terminate the lease after reaching the thirty-seventh month, of the then existing term, upon 90 days advance written notice to the lessor and the payment of an amount equal to two months’ rent. As of December 31, 2015, the Company was two months in arears on the lease.

Dependency

A small number of customers have accounted for a substantial portion of our revenues in 2015. Five customers accounted for approximately 52% of our gross revenue in fiscal 2015. One large pharmaceutical company accounted for 20% of our gross revenue in 2015, and this customer will continue to be a significant contributor to revenue in 2016.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

We will remain an emerging growth company for up to five years following our initial public offering, that is, until February 2019, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. You should carefully consider the risks described below, together with all other information included in this annual report including our financial statements and related notes, before making an investment decision. The statements contained in this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Business

We are an emerging growth company with a limited operating history and limited sales to date.

The Company is subject to all of the risks inherent in the establishment of an emerging growth company including the absence of an operating history and the risk that we may be unable to successfully develop, manufacture and sell our products. There can be no assurance that the Company will be able to execute its business plan, including without limitation the Company’s plans to develop, then manufacture, market and sell its technologies, products and services. The Company has engaged in limited manufacturing operations to date and although the Company believes that its plans to conduct manufacturing of its products internally will work, there is no assurance that this will be the case. The Company began to sell products and services in the fourth quarter of 2007 and sales to date are limited. There can be no assurance that the Company’s sales projections and marketing plans will be achieved as anticipated and planned. It is likely that losses will be incurred during the early stages of operations. The Company believes that its future success will depend on its ability to develop and introduce its instruments and services for mass spec molecular imaging, to meet a wide range of customer needs and achieve market acceptance. The Company cannot assure prospective investors that it will be able to successfully develop and market its products or that it will recover the initial investment that must be made to develop and market such products.

We have incurred net losses since inception; we must raise additional capital.

We incurred a net loss of $9,574,434 for the year ended December 31, 2015 and $11,474,770 for the year ended December 31, 2014. The Company has a net loss of $79,441,552 since inception. Our independent registered public accountants issued an opinion on our audited financial statements as of and for the year ended December 31, 2015 that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. Based on our current spending levels, management estimates that the Company will need to raise approximately $6,000,000 in additional working capital to maintain current operations through the next twelve calendar months. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability.

Issuance of common stock to fund our operations or upon the exercise of outstanding warrants and options may dilute your investment.

We have been operating at a loss since inception and our working capital requirements continue to be significant. We have been supporting our business through the sale of debt and equity since inception. We will need additional funding for developing products and services, increasing our sales and marketing capabilities, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Our working capital requirements depend and will continue to depend on numerous factors including the timing of revenues, the expense involved in development of our products, and capital improvements. If we are unable to generate sufficient revenue and cash flow from operations, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations, which may have the effect of diluting our existing stockholders or restricting our ability to run our business.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and our financial condition may be materially adversely affected. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt and could increase our expenses and require that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results. Equity financing, if obtained, could result in dilution to our then existing stockholders. As of the December 31, 2015, we have warrants to purchase an aggregate of 71,342,894 shares of Common Stock issued and outstanding. The Company also has reserved an aggregate of 4,150,000 shares of Common Stock for issuance under its 2002 Equity Incentive Plan (the “2002 Plan”) and 12,500,000 shares of Common Stock have been reserved for issuance under the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). As of December 31, 2015, options to purchase an aggregate of 10,050,086 shares of Common Stock have been granted and are outstanding under the 2002 Plan and the 2013 Plan, collectively.

We depend on the pharmaceutical and biotechnology industries.

Over the past several years, some areas of our business have grown significantly as a result of an increase in the sales of our bioanalytical instrument platform known as “LAESI®” and the increase in pharmaceutical, academic and clinical research laboratory outsourcing of their clinical drug research support activities. We believe that due to the significant investment in facilities and personnel required to support drug development, pharmaceutical, academic and clinical research laboratories look to purchase our bioanalytical instrument platforms and solutions technology to meet and administer their drug research requirements. Our revenues depend greatly on the expenditures made by these pharmaceutical and academic or clinical research laboratory companies in research and development. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they conduct or outsource, our business could be materially adversely affected.

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

Our customers include researchers at pharmaceutical companies and academic or clinical research laboratory institutions. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to outsource their product equipment and service needs. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical companies and spending priorities and institutional budgetary policies of academic or clinical research organizations. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and academic or clinical research companies. Similarly, economic factors and industry trends that affect our clients in these industries also affect our business.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Five customers accounted for approximately 52% of our gross revenue in fiscal 2015 and five customers accounted for approximately 42% of our gross revenues in fiscal 2014. One large pharmaceutical company accounted for 20% of our gross revenue in 2015, and this customer will continue to be a significant contributor to revenue in 2016. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single pharmaceutical, academic or clinical research laboratory company may account for 5% or more of our gross revenue or that our business may be dependent on one or more large projects. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

The Company has an outstanding line of credit with United Bank. This credit facility requires us to adhere to certain contractual covenants. If there were an event of default under our credit facility that was not cured or waived, the lenders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under the credit facility, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments becoming due on the credit facility. Please see [Note 3 to the Consolidated Financial Statements, “Bank Line of Credit,”] for additional detail regarding our credit facility.

We might incur expenses to develop products that are never successfully commercialized.

We have incurred and expect to continue to incur research and development and other expenses in connection with our products business. The potential products to which we devote resources might never be successfully developed or commercialized by us for numerous reasons including:

☐	inability to develop products that address our customers’ needs;
☐	competitive products with superior performance;
☐	patent conflicts or unenforceable intellectual property rights;
☐	demand for the particular product;
☐	other factors that could make the product uneconomical; and
☐	termination of pre-existing license agreements.

Incurring expenses for a potential product that is not successfully developed and/or commercialized could have a material adverse effect on our business, financial condition, prospects and stock price.

Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could adversely impact our financial condition and business.

Our activities involve the controlled use of potentially harmful biological materials as well as hazardous materials and chemicals. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result and any liability could exceed our insurance coverage and ability to pay. Any contamination or injury could also damage our reputation, which is critical to obtaining new business. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and if changes are made to impose additional requirements, these costs could increase and have an adverse impact on our financial condition and results of operations.

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

The Company has entered into a number of technology license agreements with various universities for the exclusive use of a significant portion of the patent-based intellectual property that the Company uses. Generally, the license agreements imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or if we file for bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses could materially and adversely affect our business, financial condition and results of operations. While the Company is currently in compliance with the respective terms of these agreements, if there are one or more breaches thereunder, such as the failure to pay the applicable royalties, and one or more of these agreements are terminated, the Company will not be able to use such technology and the Company’s business may be adversely affected.

In some cases, patent prosecution of our licensed technology may be controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we in-license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we may control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including, but not limited to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and

•	the priority of invention of patented technology.

If disputes over intellectual property and other rights that we have in-licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected drug candidates. If we fail to comply with any such obligations to our licensor, such licensor may terminate their licenses to us, in which case we would not be able to market products covered by these licenses. The loss of any of our current licensing arrangements and potentially other licenses that we enter into in the future, would have a material adverse effect on our business.

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

Since patent applications in the U.S. are maintained in secrecy for at least portions of their pendency periods (published on U.S. patent issuance or, if earlier, 18 months from the earliest filing date for most applications) and since other publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we are the first to make the inventions to be covered by our patent applications. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents.

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

We are in a highly competitive market.

The Company is engaged in the highly competitive field of biotechnology. Competition from numerous existing biotechnology companies and others entering the proteomics field is intense and expected to increase. Many of these companies are larger, more established and recognized in the marketplace, and/or have substantially greater financial and business resources than the Company. Moreover, competitors who are able to develop and to commence commercial sales of their products before the Company may enjoy a significant competitive advantage. Likewise, innovations by competitors could cause the Company’s products or services to become obsolete or less attractive in the marketplace, adversely affecting sales and/or sales projections. The Company cannot assure investors that its technology will enable it to compete successfully in the future.

We may expand our business through acquisitions.

We occasionally review acquisition candidates. Factors which may affect our ability to grow successfully through acquisitions include:

☐	inability to obtain financing;
☐	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
☐	diversion of management’s attention from current operations;
☐	the possibility that we may be adversely affected by risk factors facing the acquired companies;
☐	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;
☐	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and
☐	loss of key employees of the acquired companies.

We are dependent on certain key personnel.

The success of the Company is dependent to a significant degree upon the skill and experience of its founders and other key personnel including Stephen Turner, Matthew Powell, Greg Kilby and others. The loss of the services of any of these individuals would adversely affect the Company’s business. Although the Company has obtained key man life insurance policies on Mr. Turner, its President and CEO, there is no assurance that policy proceeds would cover all potential costs or operational challenges that would result from the loss of services from Mr. Turner and in any event, such policy would not cover the lives or loss of these other individuals. The Company cannot assure prospective investors that it would be able to find adequate replacements for these key individuals. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract and retain highly skilled employees, who are in great demand.

We are developing products in a rapidly evolving field and there are no assurances that the results of our research and development efforts will not be rendered obsolete by the research efforts and technological activities of others.

The bioanalytics field in which the Company is developing products is rapidly evolving. The Company cannot assure prospective investors that any results of the Company’s research and development efforts will not be rendered obsolete by the research efforts and technological activities of others, including the efforts and activities of governments, major research facilities and large multinational corporations. While the Company believes that its initial efforts to develop its bioanalytics technology platform have been successful thus far, there can be no assurance that the Company will be able to successfully expand its operations in the future, to commercialize, market and sell products and services at projected levels, or to fully develop the technology in a timely and successful manner.

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

Sale of European Subsidiary

As described in greater detail in the “Business” section above, on December 12, 2014 the Company completed the sale of 100% of the issued and outstanding capital stock of ProteaBio Europe SAS (“Protea Europe”), a wholly-owned subsidiary of Protea Biosciences, Inc., the Company’s wholly owned subsidiary, to AzurRx BioPharma, Inc. (“AzurRx”) pursuant to the terms and conditions of a Stock Purchase and Sale Agreement (the “SPA”), dated as of May 21, 2014 (such transaction, the “Sale”). Effective upon the closing of the Sale, Thijs Spoor, a former director of the Company, was appointed to serve as a director and the chairman of AzurRx. While the Board did not establish a special committee to evaluate the fairness of this related party transaction or obtain a fairness opinion, the Board nevertheless believes that the terms of the transaction are no less favorable to the Company and its shareholders than such terms that would have been obtained from an unaffiliated third party.

In connection with the consummation of the Sale, the Company received (i) $300,000, inclusive of the forgiveness of a $100,000 Company note, (ii) 100 shares of Series A Preferred Stock of AzurRx that was convertible into 33% of the issued outstanding common stock of AzurRx and (iii) the right to receive certain other contingent consideration to be paid upon the satisfaction of certain events. While the SPA contemplates certain contingent payments to the Company, there can be no assurance that the Company will ever recoup its $4 million investment in Protea Europe.

In November 2015, the Company converted 29 shares of Series A Preferred Stock of AzurRx into 707,416 shares of common stock of AzurRx. Subsequently, the Company entered into various stock purchase agreements for the sale of such shares of common stock of AzurRx and received gross proceeds of $910,000 for year ended December 31, 2015. The Company’s remaining Series A Preferred Stock of AzurRx is convertible into approximately 25% of the issued and outstanding common stock of AzurRx.

Unfavorable general economic conditions may materially adversely affect our business.

While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our products or services which could cause our revenue to decline. Also, our customers that are especially reliant on the credit and capital markets may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. Moreover, we rely on obtaining additional capital and/or additional funding to provide working capital to support our operations. We regularly evaluate alternative financing sources. Further changes in the commercial capital markets or in the financial stability of our investors and creditors may impact the ability of our investors and creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner. For these reasons, among others, if the economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

Risks Relating to Ownership of Our Securities

There is no active public trading market for our common stock and we cannot assure you that an active trading market will develop in the near future.

Our common stock is quoted under the symbol “PRGB” in the over-the-counter markets, including the OTCQB tier of the OTC Markets Group, Inc.; however it is not listed on any stock exchange and there is currently very limited trading in our securities. We cannot assure you that an active trading market for our common stock will develop in the future due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. There may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. You may not be able to liquidate your shares quickly or at the market price if trading in our common stock is not active.

Our share price could be volatile and our trading volume may fluctuate substantially.

The market price of our common stock may experience volatility. Many factors could have a significant impact on the future price of our common stock including:

•	our failure to successfully implement our business objectives;
•	compliance with ongoing regulatory requirements;
•	market acceptance of our products;
•	technological innovations, new commercial products or drug discovery efforts and clinical activities by us or our competitors;
•	changes in government regulations;
•	general economic conditions and other external factors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	the degree of trading liquidity in our common stock; and
•	our ability to meet the minimum standards required for remaining listed on the OTC Markets.

These factors also include ones beyond our control such as market conditions within our industry and changes in the pharmaceutical and biotechnology industries. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

We have established Preferred Stock which can be designated by the Company’s Board of Directors without shareholder approval.

The Company has authorized 10,000,000 shares of Preferred Stock, of which none are issued and outstanding. The shares of Preferred Stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company prior to the issuance of any shares thereof. The Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. In each such case, we will not need any further action or vote by our stockholders. One of the effects of undesignated Preferred Stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of Preferred Stock pursuant to the Board of Directors’ authority described above may adversely affect the rights of holders of common stock. For example, Preferred Stock issued by us may rank senior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of Preferred Stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

 Sales of securities that are currently subject to market standoff provisions would cause our stock price to decrease.

Stockholders holding aggregate of 26,870,986 shares of our Common Stock, including our directors, officers and certain key employees, are subject to a market standoff agreement which provides that the purchaser will not sell, assign or otherwise transfer or dispose of any common stock, warrants or other securities of the Company until December 10, 2016. The price of our common stock could decline if there are substantial sales of our common stock following the “lock-up” period, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale.

Our Certificate of Incorporation provides our directors with limited liability.

Our Certificate of Incorporation states that our directors shall not be personally liable to us or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of the Delaware General Corporation Law (the “DGCL”) or shall be liable because the director (i) shall have breached his duty of loyalty to us or our stockholders, (ii) shall have acted not in good faith or in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, shall have acted not in good faith or in a manner involving intentional misconduct or a knowing violation of law, or (iii) shall have derived an improper personal benefit. Article Seven further states that the liability of our directors shall be eliminated or limited to the fullest extent permitted by the DGCL, as it may be amended. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

Certain provisions of our Certificate of Incorporation and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Certificate of Incorporation and the DGCL contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of our stockholders.

We also are subject to the anti-takeover provisions of the DGCL, which prohibit us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibit the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. This statute has the effect of making it more difficult to effect a change in control of a Delaware company.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

As a public reporting company, we require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

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

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2015. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (i) lack of sufficient personnel commensurate with the Company’s reporting requirements; (ii) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (iii) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to investigation by the Securities and Exchange Commission (the “SEC”) and civil or criminal sanctions.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. In the future, if our securities are listed on a national exchange, we may also be required to comply with marketplace rules and heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” for up to five years following our initial public offering, that is, until February 2019, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

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

Our officers, directors and principal stockholders collectively beneficially own approximately 20% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

The Company leases its facility of approximately 10,412 square feet located at White Birch Towers II, 1311 Pineview Drive, Suite 501, Morgantown, WV 26505. The lease has an initial five-year term beginning on April 1, 2012. The rent during the initial term is equal to $16.10 per square foot per year or $13,969 per month. The Company has the exclusive option to renew the term of the lease for an additional five years following the expiration of the Initial Term. The renewal option must be exercised at least 120 days prior to the end of the initial term. If the renewal option is exercised, the rent payable during the renewal period will be equal to $17.75 per square foot per year. We had the option to terminate the lease after reaching the thirty-seventh month of the initial term upon 90 days advance written notice to the lessor and the payment of an amount equal to two months’ rent. As of December 31, 2015, the Company was in arrears on two month’s rent payment or $27,939.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on OTC Markets under the symbol “PRGB”; however, it is not listed on any stock exchange, and there is currently very limited trading in our securities. The quotation of our common stock began on or about April 7, 2014. There has been very limited trading in our common stock to date. On March 15, 2016, the last reported sale price for our common stock was $0.18 per share.

As of the date of this report, the Company had 133,420,519 shares of our Common Stock issued and outstanding held by approximately 526 stockholders of record.

The Company has outstanding:

•	Warrants to purchase up to 73,551,019 shares of our Common Stock at exercise prices ranging between $0.25 and $2.25 per share, subject to adjustment in certain circumstances as provided therein; and
•	Options to purchase up to 10,045,086 shares of our Common Stock at a weighted average exercise price of $0.69 per share, subject to adjustment in certain circumstances as provided therein.
•	Warrant issuable to the placement agent for our winter 2015 private placement to purchase an aggregate of up to 741,000 shares of Common Stock at exercise price equal to $0.25 per share, and for 2016 bridge financing to purchase an aggregate of up to 491,250 shares of Common Stock at exercise price of $0.25 per share.

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

Period	High	Low
Quarter ending June 30, 2014 (from April 11, 2014)	$2.100	$0.700
Quarter ending September 30, 2014	0.880	0.510
Quarter ending December 31, 2014	0.550	0.200
Quarter ending March 31, 2015	0.600	0.116
Quarter ending June 30, 2015	0.480	0.200
Quarter ending September 30, 2015	0.470	0.160
Quarter ending December 31, 2015	0.250	0.101
Quarter Ending March 31, 2016 (through March 11, 2016)	0.350	0.130

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

Sales of Unregistered Equity Securities

Common Stock including Unit Offering

Except as previously disclosed in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we have filed with the SEC, or as set forth below, during the period covered by this Report we have not sold any of our equity securities that were not registered under the Securities Act.

In closings between October 5 and December 10, 2015, the Company received $459,500 in aggregate gross cash proceeds from 14 accredited investors in connection with the sale of approximately 4.60 units (each a “Unit” and collectively, the “Units”) of its securities in a private placement offering to accredited investors (as defined in Regulation D under the Securities Act). Under the private placement offering (the “2015 Offering”) of a minimum of $4,000,000 and up to a maximum of $4,500,000, each Unit consists of (a) 400,000 shares of the Company’s Common Stock and (b) three year warrant to purchase 200,000 shares of Common Stock (the “Investor Warrant”) at an exercise price of $0.3750 per share pursuant to the terms and conditions of a Subscription Agreement and Unit Purchase Agreement. The Company issued an aggregate of 1,838,000 shares of the Company’s Common Stock and Investor Warrants to purchase an aggregate of 919,000 shares of the Company’s Common Stock issued at each closing in connection with the cash proceeds received.

In connection with each closing, the Company also paid to a FINRA registered broker dealer that acted as the placement agent (the “Placement Agent”) an aggregate of $43,940 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant (the “Placement Agent Warrant”) to purchase an aggregate of 191,700 shares of Common Stock at exercise price equal to $0.25 per share.

All of the Units and securities underlying the Units issued in the 2015 Offering were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act. The Company did not engage in any general advertisement or general solicitation in connection with the offering of the Units. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

The Company agreed to file a registration statement with the SEC to register for resale (i) all Common Stock issued in, and the shares of Common Stock issuable upon exercise of the Investor Warrants and the Placement Agent Warrants issued in, the 2015 Offering.

On October 12, 2015, the Company’s Board of Directors authorized the conversion of an aggregate of $50,000 of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), an affiliate of Steven Antoline, who is a director of the Company, and $11,114 of accounts payable by the Company to Summit, into 244,456 shares of Common Stock at $0.25 per share.

Additionally on October 12, 2015, the Company’s Board of Directors authorized the conversion of an aggregate of $36,130 of accounts payable by the Company to a consultant for consideration of services rendered, into 144,520 shares of Common Stock at $0.25 per share.

On December 18, 2015, the Company issued 780,000 shares of Common Stock with an aggregate value of $195,000 to non-employee directors of the Company as compensation for their service to the Company.

Convertible Note Issuance

On March 4, 2016, the Company entered into a Subscription Agreement with 1 accredited investor, pursuant to which the Company received an aggregate gross proceeds of $500,000 for the sale of an 23% original issue discount unsecured convertible note (the “Note”) due six months from funding. The Note includes legal fees of $5,000, which was added to the balance of the Note. The Note shall not accrue additional interest. The Company issued to the investor (a) the Note with a principal amount of $655,000, and (b) 108,696 shares of Company’s Common Stock and (c) a five-year warrant to purchase up to 1,637,500 shares of Common Stock at an exercise price of $0.75, subject to adjustment in certain events as provided therein.

Upon an event of default as defined in the Note, the outstanding balance of the Note is convertible at the holder’s option into Common Stock at a conversion price equal to (initially) 70% of the lowest closing bid price for the Common Stock in the twenty trading days immediately preceding the conversion, subject to adjustment in certain events as provided therein.

In connection with the Note, the Company will pay to a FINRA- registered broker dealer that acted as the placement agent an aggregate of approximately $60,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to purchase an aggregate of approximately 491,250 shares of Common Stock to the placement agent (or its designees) with an exercise price of $0.25 per share and a term of five years.

Stock Warrants

On October 12, 2015, the Company issued warrants to purchase 100,000 shares of Common Stock to private lenders. The warrants are exercisable at an exercise price of $0.50 per share for a five year term.

Stock Options

On October 12, 2015, the Company granted non-qualified options to purchase an aggregate of 122,000 shares of Common Stock to certain individuals in recognition of their services to the Company at an exercise price of $0.55 per share.

On December 31, 2015, the Company granted non-qualified options to purchase an aggregate of 533,336 shares of Common Stock to non-employee directors of the Company in recognition of their service to the Company at an exercise price of $0.25 per share.

During the quarter ended December 31, 2015, the Company granted options to purchase an aggregate of 1,720,000 shares of Common Stock to several key employees in recognition of their services to the Company at an exercise price of $0.25 per share.

Consultant Shares

On October 28, 2015, the Company issued 390,000 shares of Common Stock and warrants to purchase 950,000 shares of Common Stock to a consultant for services retained. The warrants are exercisable at an exercise price of $0.50 per share for a five year term.

On December 14, 2015, the Company issued 300,000 shares of Common Stock to a consultant for services rendered during the year with a value of $93,000.

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

As of December 1, 2014, our stockholders approved an amendment to the 2013 Plan to permit the Board to increase the number of shares of common stock issuable under the 2013 Plan on January 1 of each year in an amount equal to the lesser of: (i) 10,000,000 shares of common stock or the equivalent of such number of shares after the Administrator (as defined in the 2013 Plan), in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with Section 11(a) of the 2013 Plan; (ii) 15% of the shares of common stock issued and outstanding as of the last day of the prior year; or (iii) an amount determined by the Board. On December 18, 2015, the Board of Directors approved an increase, effective January 1, 2016 of 7,500,000 shares to total of 12,500,000 shares of Common Stock issuable under the 2013 Equity Incentive Plan.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2013 Plan	7,420,336	$0.43	5,079,664
Equity compensation plans not approved by security holders – 2002 Plan	2,629,750	$1.42	-
Total	10,050,086	$0.69	5,079,664

As of December 31, 2015, options to purchase up to 10,050,086 shares of Common Stock have been granted under the 2002 Plan and the 2013 Plan of which 4,938,664 shares are vested. The following table summarizes information about stock options granted at December 31, 2015 under both the 2002 Plan and the 2013 Plan:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.25	2,803,336			-
$0.48	150,000			9,375
$0.50	79,000			79,000
$0.53	600,000			79,375
$0.55	3,792,000			2,145,164
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	1,781,000			1,781,000
$2.00	214,750			214,750
$0.25 - $2.00	10,050,086	7.26	$0.69	4,938,664	$1.01

Item 6.	Selected Financial Data

The Company is a smaller reporting company and is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since inception, the Company has relied primarily on sales of its securities to fund its operations. The Company has never been profitable, and we cannot assure you that we will be profitable in the future. From inception through December 31, 2015, our loss from operations totaled $79,441,552 and our net loss for the year ended December 31, 2015 totaled $9,574,434. The Company has a credit facility of $3 million with United Bank, Inc. with a balance of $3 million outstanding as of December 31, 2015. Interest is payable monthly and the loan is due on demand. During 2015, the Company raised $1,602,500 in short term borrowings from stockholders, of which $115,000 was repaid to various stockholders, and $2,000,000 from a short term convertible debenture, which was converted into 10,605,556 shares of Common Stock.  In 2015, the Company raised an aggregate of approximately $2,162,600 in connection with sales of its securities.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   The Company will require additional financing to continue its operations. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives.  Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders. These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2015 Compared to the Fiscal Year Ended December 31, 2014

The Company earned revenue of $2,003,286 for the fiscal year ended December 31, 2015 as compared to revenue of $1,768,312 for the year ended December 31, 2014, an increase of $234,974, or approximately 13%. During the year ended December 31, 2015, the Company realized service revenues of $929,076 compared to $504,750 for the year ended December 31, 2014, an increase of $424,326 or approximately 84%. Service clients include major pharmaceutical, biotechnology, chemical and medical device companies. In addition, the Company received grant revenues associated with the DARPA grant totaling $141,484 for the year ended December 31, 2015 compared to $120,171 for the year ended December 31, 2014. The Company also earned LAESI instrument revenue of $640,060 and research product revenue of $292,666 for the year ended December 31, 2015 compared to LAESI instrument revenue of $743,250 and research product revenue of $400,141 for the year ended December 31, 2014.

Cost of revenue totaled $721,656 for the year ended December 31, 2015 compared to cost of revenue of $871,904 for the year ended December 31, 2014, a decrease of $150,248 or 17%. During 2014, the Company engaged a new contract manufacture of the LAESI unit, which substantially lowered the cost of each unit sold. The Company realized gross profits of $1,281,630 for the year ended December 31, 2015 compared to $896,408 for the year ended December 31, 2014.

Selling, general and administrative expenses totaled $6,942,406 for the year ended December 31, 2015, compared to $8,736,478 for the fiscal year ended December 31, 2014, a decrease of $1,794,072 or approximately 21%. The decrease relates to a reduction in personnel costs, outside services, consulting expenses, and other items as the Company has focused efforts on reducing expenses.

Research and development expense totaled $1,479,367 for the fiscal year ended December 31, 2015, compared to research and development expense of $2,853,078 for the fiscal year ended December 31, 2014, a decrease of $1,373,711 or approximately 48%. The reduction in expenses relates largely to the disposition of the Company’s European subsidiary effective at the end of 2014. No expenses were incurred for the year ended December 31, 2015 related to the disposed subsidiary. For the year ended December 31, 2015, research and development costs included costs associated with the development of its LAESI and NAPA technology, known as REDIchips. In connection with the research and development of the Company's LAESI technology, the Company recorded research and development costs of $1,239,350 and $1,451,000 for the fiscal years 2015 and 2014, respectively. In connection with the research and development of the Company's REDIchip technology, the Company recorded research and development costs of $240,017 for the year ended December 31, 2015 compared to $221,477 for the year ended December 31, 2014.

As a result, loss from operations for the fiscal year ended December 31, 2015 was $7,140,143, compared to a loss from operations of $10,693,148 for the fiscal year ended December 31, 2014. This is a decrease of $3,553,005 or 33% from the prior year.

During the year ended December 31, 2015, we had other expenses of $2,434,291 as compared to other expenses for the year ended December 31, 2014 of $781,622. Other expenses increased as a result of the change in fair market value on derivatives related to anti-dilution protection on certain securities and interest expense incurred on new debt originated in 2015. This was partially off-set by a gain of $910,000 on the sale of an equity method investment.

After foreign currency translation adjustments of $429 and $(23,455), respectively, we had a total comprehensive loss of $9,574,005, or $0.09 per share, for the fiscal year ended December 31, 2015 as compared to a total comprehensive loss of $11,498,225, or $0.17 per share, for the fiscal year ended December 31, 2014.

Cash Requirements

The Company has experienced negative cash flows from operations since inception. Since inception, our operations have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings. We will continue to require substantial funds to advance our research products and services. We intend to continue to meet our operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization. We may also consider the sale of certain assets or entering into a transaction such as a merger with a business complimentary to ours. While we have been successful in raising capital to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, there are no assurances that we will be able to secure additional funding in the future. These factors raise substantial doubt about our ability to continue as a going-concern.

The Company has worked closely with various state agencies that financed our long and short term debt and has obtained various extensions and modifications related to the repayment of these obligations.

With a goal of raising additional capital during the first quarter of 2016, the Company will be working closely with our financial advisors to determine our tactical approach to the equity markets, with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from retail and/or institutional investing communities

The Company’s molecular information services division has signed contracts with large-to-mid market pharmaceutical companies. These contracts have provided more routine workflow resulting in increased revenues and more consistent cash flows in 2015, which is expected to continue during 2016.

Based on our current spending levels, management estimates that the Company will need to raise approximately $6,000,000 in additional working capital, net of cash flows from revenue, to maintain current operations through the next twelve calendar months. There can be no assurance that we will be able to raise additional capital when required, on terms acceptable to us or at all. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets equal to $411,591 comprised of $6,450 in cash and cash equivalents, $195,823 in trade accounts receivable, $111,087 in inventory and $98,231 in prepaid expenses.  This compares with total current assets equal to $931,344 as of December 31, 2014 comprised of $322,877 in cash and cash equivalents, $273,914 in trade accounts receivable, $119,230 in other receivables, $161,301 in inventory and $54,022 in prepaid expenses. The Company's total current liabilities as of December 31, 2015 were equal to $9,590,170, comprised of $1,323,594 in current maturities on long term debt, $1,338,367 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $2,574,500 in loans payable to shareholders, $962,401 in derivative liabilities, and $391,308 in other payables and accrued expenses.  This compares with total current liabilities of $7,765,562 as of December 31, 2014 comprised of $1,457,800 in current maturities on long term debt, $1,253,385 in trade accounts payable, $3,000,000 in connection with the United Bank line of credit, $1,381,498 in loans payable to shareholders, $154,058 in derivative liabilities, and $518,821 in other payables and accrued expenses.

Our working capital deficit was $(9,178,579) at December 31, 2015 as compared to a working capital deficit of $(6,834,218) at December 31, 2014. The change in working capital of approximately $2,344,361 from December 31, 2014 to December 31, 2015 was primarily attributable to the decrease in cash and cash equivalents and increase in loans payable to stockholders and the derivative liability.

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

Equity Method Investments

The Company’s 25% interest in AzurRx BioPharma, Inc. (“AzurRx”) is accounted for on the equity method. AzurRx is a private biotechnology company formed to focus on the development of the early stage pharmaceutical assets of ProteaBio Europe. Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee Company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee Company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee Company is reflected in the caption “Income from equity method investments” in the Consolidated Statements of Income. The Company’s carrying value in an equity method Investee company would be reflected in the caption “Equity method investments” in the Company’s Consolidated Balance Sheets.

AzurRx is still in early stages of organizing, has not reached commercialization, and will continue realizing substantial research and development expenses. Thus, the Company has suspended the equity method of accounting as the losses have reduced the Company’s basis in AzurRx below zero. The value of this investment as presented on our consolidated balance sheet was $0 at December 31, 2015 and 2014.

Revenue Recognition

The Company follows the provisions of FASB ASC 605, “Revenue Recognition.” We recognize revenue of products when persuasive evidence of a sale arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred/title has passed, and collectability of the sales price is reasonably assured.

The Company accounts for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition – Principal Agent Considerations”, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Shipping and handling costs charged to customers are recorded in the period the related product sales revenue is recognized.

Regarding short-term service contracts, the majority of these service contracts involve the processing of imaging and bioanalytical samples for pharmaceutical and academic or clinical research laboratories. These contracts generally provide for a fixed fee for each method developed or sample processed and revenue is recognized when the analysis is complete and a report is delivered.

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

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of convertible preferred stock and dividends, options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 77,317,000 and 84,834,000 at December 31, 2015 and 2014, respectively.

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

Fair value of financial assets and liabilities – Derivative Instruments

The Company measures the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

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

The Company has entered into certain financial instruments and contracts; such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities, at fair value at the issuance date. Subsequent changes in fair value are recorded through the statement of operations.

The Company’s derivative liabilities are related to common stock issuances, detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. We estimate fair values of the warrants that do contain “Down Round Protections” utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial,” “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation” for which we engaged an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

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

The Company is a smaller reporting company and is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required to be included in this Item 8 are set forth beginning at page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Report on Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, in light of the weaknesses in internal controls over financial reporting, described below, our Chief Executive Officer concluded that as of December 31, 2015, our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, who is also acting interim principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO). The Company has not adopted the new framework due to its size and limited resources available for developing an internal control program compliant with the new framework.

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

Our management, including our Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2015. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; (ii) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (iii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with our annual audit for the year ended December 31, 2015, management determined that controls as described above; constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

During 2015, the Company’s then Chief Financial Officer resigned and as of the date of this filing has not been replaced. This departure left insufficient resources in the accounting and finance department and within the management of the organization. Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

Our management team is taking immediate action to remediate the material weaknesses disclosed above, including:

•	Engaging additional resources to evaluate and write the necessary policies;
•	Providing increased training on our internal controls and procedures, including these remedial measures, to our personnel.
•	Engaging an experienced consultant on a part-time basis as an interim Chief Financial Officer until the Company can retain a permanent replacement.

The aforementioned assumes that we are able to secure sufficient additional working capital. While certain aspects of these remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2016.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position	Officer/Director Since

Stephen Turner	70	Chief Executive Officer and Chairman of the Board	2001	*
Gregory Kilby	47	Vice President, Operations	2014
Matthew Powell	40	Vice President, Research & Development	2011	*
Stanley Hostler	87	Secretary and Director	2006	*
Steven Antoline	59	Director	2010	*
Leonard Harris	79	Director	2003	*
Ed Roberson	70	Director	2009	*
Scott Segal	60	Director	2008	*
Josiah T. Austin	68	Director	2013
Patrick Gallagher	51	Director	2015
Maged Shenouda	51	Director	2015

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

Business Experience

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

Matthew Powell, Ph.D. is Vice President, Research & Development and Chief Scientific Officer since 2006. He received his Ph.D. in Analytical Chemistry from West Virginia University in 2005. Dr. Powell is considered by the Company to be an expert in the field of biological mass spectrometry and is an inventor of several proprietary bioanalytical technologies in development at the Company.

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

Patrick Gallagher joined the Board of Directors in April 2015. Mr. Gallagher is a CFA and an accomplished Capital Markets executive, advisor and investor with a distinguished record of success in both the public and private markets with a focus on healthcare, agriculture and industrials. He has over two decades of experience on Wall Street and extensive experience in alternative investments, research and marketing. He is a Managing Director and Head of Institutional Sales for Laidlaw & Company (UK) Ltd., a healthcare focused investment bank. Mr. Gallagher co-founded Black Diamond Research, LLC (“BDR”), an independent sell-side research firm specializing in healthcare and industrial investing, financing and operations, serving the institutional investing community at large. As CEO of BDR, Mr. Gallagher oversaw institutional research and sales. Prior, he held various sales positions at Kidder Peabody, PaineWebber, New Vernon Associates and Concept Capital. Mr. Gallagher served as VP of Business Development and Investor Relations as well as a strategic consultant for Kinex Pharmaceuticals, a biotechnology firm focused on next-generation therapies in oncology and immunology. He also serves as an advisor to CHD Biosciences, a novel antimicrobial company. Mr. Gallagher sits on the board of directors for BioSig Technologies, Inc., a medical technology company that is developing a proprietary platform in the electrophysiology space. Mr. Gallagher received his B.S. from the University of Vermont, his M.B.A. from Pennsylvania State University and is a CFA charter holder.

Maged Shenouda joined the Board of Directors in April 2015. Mr. Shenouda has over 25 years of experience in the pharmaceutical and securities industries. Most recently, Mr. Shenouda was the Head of Business Development and Licensing at Retrophin, Inc. Prior to that, he served as the Head of East Coast Operations at Blueprint Life Science Group, a strategic investor relations consultancy. Mr. Shenouda spent the bulk of his career as an equity analyst with senior level positions at Stifel Nicolaus, UBS and JP Morgan, covering a broad range of small and large cap biotechnology companies. Mr. Shenouda started his sell-side career with Citigroup and Bear Stearns where his coverage universe focused on U.S. and European pharmaceutical companies. Before entering Wall Street, Mr. Shenouda was a management consultant with PricewaterhouseCoopers’ Pharmaceutical Consulting practice and also spent time in pharmaceutical sales, having worked as a hospital representative and managed care specialist for Abbott Laboratories’ Pharmaceutical Products Division. Mr. Shenouda earned a B.S. in pharmacy from St. John's University and is a registered pharmacist in New Jersey and California. He also received an M.B.A. from Rutgers University Graduate School of Management.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2015 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Steve Turner	None	None	None
Greg Kilby	2	2	None
Matthew Powell	None	None	None
Stanley Hostler	2	3	None
Scott Segal	2	4	None
Leonard Harris	1	2	None
Ed Roberson	2	4	None
Summit Resources, Inc./Steve Antoline	5	6	None
Josiah T. Austin	6	8	None
Maged Shenouda	2	3	None
Patrick Gallagher	2	3	None

Code of Ethics

On December 20, 2007, we adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 7, 2008 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to Protea Biosciences Group, Inc., Attention: Chief Executive Officer, 1311 Pineview Drive Suite 501, Morgantown, West Virginia 26505.

Corporate Governance

Our Board of Directors has an Audit Committee and Compensation Committee. Our Board of Directors has not yet adopted procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee

Ed Roberson, Stanley Hostler, Maged Shenouda and Leonard Harris are each members of our Audit Committee. The Audit Committee’s function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audit of our financial statements. Ed Roberson is currently serving as audit committee chairman and audit committee financial expert. All members, except for Stanley Hostler, of the Audit Committee are independent under the applicable definition contained in the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) under the Exchange Act. The Audit Committee is governed by a written charter approved by the Board of Directors.

Compensation Committee

Steve Antoline, Leonard Harris, Maged Shenouda and Josiah Austin are each members of the Compensation Committee. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and will administer the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). All members of the Compensation Committee are independent under the definition of independence contained in the rules of the Nasdaq Stock Market.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Insider Participation in Meetings of Directors

Other than Mr. Turner, our Chief Executive Officer and President and Mr. Hostler, all of our remaining directors are independent directors. All matters to be acted upon where potential conflicts exist between our executive officers and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the non-interested directors. During the year ended December 31, 2015, Mr. Turner did not participate in deliberations of the Company's Board of Directors concerning his compensation.

Item 11. Executive Compensation

The following table illustrates the compensation paid by Protea to its Chief Executive Officer, its three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and who earned in excess of $100,000. The Company refers to these individuals as the “Named Executive Officers.” We have an employment agreement with Stephen Turner, our Chief Executive Officer. We do not currently have employment agreements with Gregory Kilby or Matthew Powell, although we may enter into such agreements in the future. The disclosure is provided for the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Benefits ($) (1)	Option Award ($) (2)	Total ($)
Stephen Turner, Chief Executive Officer, President	2015	240,000	-	19,336	-	259,336
	2014	240,000	-	18,819	130,600	389,419
Matthew Powell, Vice President, R&D, CSO	2015	180,000	6,009	18,049	4,412	208,469
	2014	151,357	2,500	17,901	17,647	189,405
Gregory Kilby, Vice President, Operations	2015	210,000	-	9,676	13,151	232,827
	2014	210,000	-	18,313	27,961	256,274

(1)	Other benefits include living allowances, insurance benefits paid by company and cell phone reimbursement.

(2)	The amount included in the “Option Awards” column does not reflect compensation actually received by the Named Executive Officer but represents the compensation cost that we recognized in each year presented, determined in accordance with FASB ASC 718. The valuation assumptions used in determining such amounts are described in Note 8 of our financial statements for the fiscal year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards granted to our Named Executive Officers that were outstanding on December 31, 2015.

	Option Awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Options Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen Turner	100,000		-	-	$0.80	6/07/2016	-	-	-	-
	250,000		-	-	$1.50	4/23/2020	-	-	-	-
	-		700,000	-	$0.55	2/27/2024	-	-	-	-
Matthew Powell	100,000		-	-	$1.25	1/19/2017	-	-	-	-
	40,000		-	-	$1.50	12/31/2019	-	-	-	-
	30,000	(1)	50,000	-	$0.55	4/1/2024	-	-	-	-
Gregory Kilby	65,625	(1)	84,375	-	$0.55	2/3/2024	-	-	-	-
	18,750	(1)	131,250	-	$0.53	4/1/2025
	-	(1)	450,000	-	$0.25	12/18/2025	-	-	-	-
	-	(2)	550,000	-	$0.25	3/31/2017	-	-	-	-

(1)	Options vest in 25% increments over a four-year vesting schedule. Grant dates are ten years prior to expiration date.
(2)	Performance award will vest upon realization of certain measures as of 12/31/2016.

The Company has not granted stock awards to our Named Executive Officers that were outstanding on December 31, 2015.

Board Compensation

During the fiscal year ended December 31, 2015, our Board of Directors received the following compensation for their services as directors.

Name	Fees earned and paid in Common Stock (1)	Option Award	Other Compensation	Total
Stanley Hostler	$25,000	-	-	$25,000
Steven Antoline	$25,000	-	-	$25,000
Leo Harris	$25,000	-	-	$25,000
Ed Roberson	$30,000	-	-	$30,000
Scott Segal	$20,000	-	-	$20,000
Josiah Austin	$25,000	-	-	$25,000
Maged Shenouda	$25,000	-	-	$25,000
Patrick Gallagher	$20,000	-	-	$20,000

(1) Board compensation paid in Common Stock at $0.25 per share
(2) The amount included in the “Option Awards” column does not reflect compensation actually received by the Named Executive Officer but represents the compensation cost that we recognized in each year presented, determined in accordance with FASB ASC 718. The valuation assumptions used in determining such amounts are described in Note 8 of our financial statements for the fiscal year ended December 31, 2015.

The following table provides information about equity awards granted to members of our Board of Directors in prior years that were outstanding on December 31, 2015.

	Number of Securities Underlying Unexercised Options			Options	Options
Name	Exercisable		Not Exercisable	Exercise Price ($)	Expiration Date
Stanley Hostler	100,000		-	$0.80	6/07/2016
	100,000		-	$1.50	9/17/2020
	250,000		-	$0.55	3/22/2023
	16,000		-	$1.50	12/31/2017
	48,000		-	$1.50	12/31/2018
	48,000		-	$1.50	12/31/2019
	48,000		-	$1.50	12/31/2020
	36,000		-	$1.50	12/31/2021
	12,000		-	$1.50	12/31/2021
	44,000		-	$2.00	11/30/2022
	4,000		-	$0.50	12/31/2022
	48,000		-	$0.55	12/31/2023
	12,000		-	$0.55	3/31/2024
	-	(2)	66,667	$0.25	12/1/2025
Steven Antoline	100,000		-	$1.50	4/23/2020
	-	(2)	66,667	$0.25	12/1/2025
Leo Harris	100,000		-	$0.80	6/07/2016
	100,000		-	$1.50	9/17/2020
	250,000		-	$0.55	3/22/2023
	-	(2)	66,667	$0.25	12/1/2025
Ed Roberson	100,000		-	$1.50	4/23/2020
	57,750	(1)	42,250	$0.55	1/1/2024
	-	(2)	66,667	$0.25	12/1/2025
Scott Segal	100,000		-	$1.50	5/30/2018
	250,000		-	$0.55	3/22/2023
	-	(2)	66,667	$0.25	12/1/2025
Josiah T. Austin	144,583	(1)	5,417	$0.55	1/28/2023
	-	(2)	66,667	$0.25	12/1/2025
Maged Shenouda	-	(2)	66,667	$0.25	12/1/2025
Patrick Gallagher	-	(2)	66,667	$0.25	12/1/2025

(1) Options vest in 33% increments over a three-year vesting schedule. Grant dates are ten years prior to expiration date.

(2) Options vest incrementally over a one-year vesting schedule. Grant dates are ten years prior to expiration date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 15, 2016, with respect to the holdings of Common Stock (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of the date of this filing. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 133,420,519 shares of Common plus, for each individual, any securities that individual has the right to acquire within 60 days of March 15, 2016.

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

Name and Address of Beneficial Owner	Title	Beneficially Owned*		Percent of Class**
Officers and Directors
Stephen Turner	Chief Executive Officer and Chairman of the Board	2,671,525	(1)	1.99%
Stanley Hostler	Vice President, Secretary and Director	9,271,888	(2)	6.79%
Greg Kilby	Vice President, Operations	131,250	(3)	*
Matthew Powell	Vice President, Research & Development	175,000	(4)	*
Steve Antoline	Director	17,832,677	(5)	12.43%
Leonard Harris	Director	4,136,624	(6)	3.07%
Ed Roberson	Director	645,383	(7)	*
Scott Segal	Director	3,358,149	(8)	2.50%
Josiah T. Austin	Director	9,631,047	(9)	6.97%
Patrick Gallagher	Director	96,667	(10)	*
Maged Shenouda	Director	116,667	(11)	*
Officers and Directors as a Group (total of 11 persons)		48,066,877		31.09%

5% or Greater Stockholders
El Coronado Holdings, LLC		14,510,162	(12)	10.56%
Summit Resources, Inc.		15,431,962	(13)	10.83%
Andreas Wawrla		18,105,556	(14)	12.85%

*	Represents ownership under 1%.
(1)	Includes 2,153,372 shares of Common Stock, 168,153 shares of Common Stock to be acquired upon the exercise of warrants and 350,000 shares of Common Stock to be acquired upon the exercise of stock options.
(2)	Includes 3,554,390 shares of Common Stock, 1,390,204 shares of Common Stock to be acquired upon the exercise of warrants and 782,667 shares of Common Stock to be acquired upon the exercise of stock options. Also includes 2,381,659 shares of Common Stock held by Mr. Hostler’s wife, Virginia Child and 903,422 shares of Common Stock to be acquired upon the exercise of warrants held by Mr. Hostler’s wife, Virginia Child. Also includes 148,312 shares of Common Stock and 111,234 shares of Common Stock to be acquired upon the exercise of warrants jointly held by Stanley Hostler and Virginia Child.
(3)	Includes 131,250 shares of Common Stock to be acquired upon the exercise of stock options.
(4)	Includes 175,000 shares of Common Stock to be acquired upon the exercise of stock options.

(5)	Includes 1,514,048 shares of Common Stock and 770,000 shares of Common Stock to be acquired upon the exercise of warrants owned of record by the Steve A. Antoline 2006 Irrevocable Trust (the "Antoline Trust"). Also includes 6,319,426 shares of Common Stock and 9,112,536 shares of Common Stock to be acquired upon the exercise of warrants owned of record by Summit Resources, Inc. As the trustee of the Antoline Trust and president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by the Antoline Trust and Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of Common Stock and the shares of Common Stock to be acquired upon the exercise of warrants held of record by the Antoline Trust and Summit Resources, Inc. Includes 116,667 shares of Common Stock to be acquired upon the exercise of stock options.
(6)	Includes 2,956,735 shares of Common Stock 713,222 shares of Common Stock to be acquired upon the exercise of warrants, and 466,667 shares of Common Stock to be acquired upon the exercise of stock options.
(7)	Includes 287,600 shares of Common Stock, 57,260 shares of Common Stock to be acquired upon the exercise of warrants and 182,667 shares of Common Stock to be acquired upon the exercise of stock options. Also includes 67,856 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock owned of record by Morgan Keegan & Co, Inc., an IRA account of Ed Roberson.
(8)	Includes 2,466,177 shares of Common Stock, 525,305 shares of Common Stock to be acquired upon the exercise of warrants, and 366,667 shares of Common Stock to be acquired upon the exercise of stock options.
(9)	Includes 4,841,411 shares of Common Stock, 4,016,908 shares of Common Stock to be acquired upon the exercise of warrants, 166,667 shares of Common Stock to be acquired upon the exercise of stock options, and 606,061 shares of Common Stock to be acquired upon the conversion of a convertible debenture
(10)	Includes 80,000 shares of Common Stock, 16,667 shares of Common Stock to be acquired upon the exercise of stock options.
(11)	Includes 100,000 shares of Common Stock, 16,667 shares of Common Stock to be acquired upon the exercise of stock options.
(12)	Includes 10,493,254 shares of Common Stock and 4,016,908 shares of Common Stock to be acquired upon the exercise of warrants.
(13)	Includes 6,319,426 shares of Common Stock and 9,112,536 shares of Common Stock to be acquired upon the exercise of warrants. As president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of Common Stock and the shares of Common Stock to be acquired upon the exercise of warrants held of record by Summit Resources, Inc.
(14)	Includes 10,605,556 shares of Common Stock and 7,500,000 shares of Common Stock to be acquired upon the exercise of warrants.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions or series of transactions that occurred from January 1, 2015 through the date of this report (the “Period Reported”) between us and our executive officers, directors or the beneficial owners of 5% or more of our Common Stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise described under “Executive Compensation,” above, which information is incorporated herein by reference. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” above for information relating to outstanding options and warrants to purchase our Common Stock held by such persons, which information is incorporated herein by reference.

During 2014, the Company received advances equal to an aggregate of $265,000 from Stanley Hostler, a director of the Company. The Company has repaid $125,000 to Stanley Hostler. No terms of repayment have been specified on the remaining aforementioned advances as of the date of this report.

On May 22, 2014 and October 10, 2014, the Company received advances equal to $30,000 from Steve and Nancy Turner, our Chief Executive Officer and director of the Company and his spouse. The Company has repaid $20,000 to Steve Turner. No terms of repayment have been specified on the remaining aforementioned advance as of the date of this report.

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of Common Stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. The outstanding balance, net of discount, was $1,074,773 as of December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015. As of December 31, 2015, the outstanding balance was $1,000,000 or $917,000, net of discount.

On March 20, 2015, the Company issued Common Stock in connection with the conversion of $550,262 outstanding principal and accrued unpaid interest of certain convertible promissory notes (the "Notes") to Summit Resources, Inc. The Notes were converted into 2,201,046 shares of Common Stock determined by dividing the Notes by $0.25 per share. In connection with the conversion of the Notes, the Summit Resources, Inc. also received a 5 year warrant to purchase 1,100,523 shares of the Company’s Common Stock, exercisable at $0.50 per share.

On July 1, 2015, the Company received an aggregate gross proceeds of $200,000 from one director and issued a 10% Convertible Promissory Note due on December 31, 2015. The note is convertible into Common Stock at a conversion price of $0.33 per share. The Company also issued 90,910 shares of Common Stock as commitment fee to the director with a price per share of $0.33.

In 2015, the Company received advances equal to an aggregate of $193,000 from Leo Harris a director of the Company. No terms of repayment have been specified on the aforementioned advances as of the date of this report.

In 2015, the Company received advances equal to an aggregate of $725,000 from Stanley Hostler a director of the Company. The Company repaid $25,000 to Stanley Hostler. No terms of repayment have been specified on the remaining aforementioned advances as of the date of this report.

On January 30, 2015, the Company received advances equal to an aggregate of $57,500 from Steve and Nancy Turner, our Chief Executive Officer and director of the Company and his spouse. No terms of repayment have been specified on the aforementioned advances as of the date of this report.

In 2015, the Company received advances equal to an aggregate of $255,000 from Steve Antoline, a director of the Company. The Company repaid $90,000 to Steve Antoline. No terms of repayment have been specified on the remaining aforementioned advances as of the date of this report.

In 2015, the Company received advances equal to an aggregate of $72,000 from Josiah Austin, a director of the Company. No terms of repayment have been specified on the remaining aforementioned advances as of the date of this report.

In 2015, the Company received an advance equal to $25,000 from Scott Segal, a director of the Company. No terms of repayment have been specified on the remaining aforementioned advances as of the date of this report.

In 2015, the Company received advances equal to an aggregate of $30,000 from Ed Roberson, a director of the Company. No terms of repayment have been specified on the remaining aforementioned advances as of the date of this report.

Patrick Gallagher, one of our Directors, is a Managing Director and Head of Institutional Sales of Laidlaw & Co., an affiliate of the entity that acted as placement agent for the Company’s winter 2013, winter 2014 and fall 2015 private placements, for which the placement agent received cash fees aggregating $1,689,078 and warrants to purchase an aggregate of 7,147,975 shares of Common Stock at exercise prices between $0.25 and $0.50, and was reimbursed for approximately $187,500 expenses. The placement agent and its affiliates beneficially own shares of our Common Stock. See “Security Ownership of Certain Beneficial Owners and Management” and “Description of Securities—Warrants.” The placement agent and its affiliates may provide investment banking and other services to us in the future.

Director Independence

Our determination of the independence of directors is made using the definition of “independent” contained in Rule 5605(a)(2) of the Nasdaq Stock Market. On the basis of information solicited from each director, the Board has determined that each of our directors, with the exception of Mr. Turner and Mr. Hostler, is independent within the meaning of such rule.

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Schneider Downs & Co, Inc. (“Schneider Downs”) during the fiscal year ended December 31, 2015 and 2014 (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed by Schneider Downs for such professional services rendered for the audit of our annual financial statements were $107,000 for the year ended December 31, 2015 and $110,000 for the year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed by Schneider Downs for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the years ended December 31, 2015 and 2014.

Tax Fees

The aggregate fees billed by Schneider Downs for such professional services for tax compliance, tax advice, and tax planning were $7,350 for the year ended December 31, 2015 and $14,977 for December 31, 2014.

All Other Fees

The aggregate fees billed by Schneider Downs for such professional services were $23,207 in 2015 and $37,300 in 2014.

Audit Committee’s Pre-Approval Process

In accordance with Audit Committee policy and the requirements of law, the Audit Committee pre-approves all non-audit services to be provided by the Company’s independent registered public accounting firm, Schneider Downs. In addition, the Audit Committee pre-approves all audit and audit related services provided by Schneider Downs. The Audit Committee has delegated to the chairman of the Audit Committee the ability to pre-approve non-audit services. Such pre-approval is later reported to the Audit Committee. A further discussion of the fees paid to Schneider Downs for audit and non-audit expenses is included above under the heading “Principal Accounting Fees & Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description	Exhibit Location

2.1	Merger Agreement by and among Protea Biosciences, Inc., SRKP 5, Inc., and SRKP 5 Acquisition Corp. Inc.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

3.1	Certificate of Incorporation.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.2	Bylaws.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of the State of Delaware on September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

3.4	Certificate of Amendment to Certificate of Incorporation.	Form 8-K filed with the Securities and Exchange Commission on June 24, 2013 and incorporated herein by this reference.

3.5	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.	Form 8-K filed with the Securities and Exchange Commission on November 5, 2014 and incorporated herein by this reference.

3.6	Certificate of Amendment to Certificate of Incorporation, filed with the Office of Secretary of State of the State of Delaware on July 1, 2015.	Form 8-K filed with the Securities and Exchange Commission on July 8, 2015 and incorporated herein by this reference.

4.1	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of convertible debentures.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.2	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of Class A Common Stock.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.3	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.4	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.5	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.6	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.7	Commercial Promissory Note between Protea Biosciences, Inc. and United Bank (formerly Centra Bank, Inc.), dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.8	Form of Promissory Note issued by Protea Biosciences, Inc. in connection with the sale of promissory notes.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.9	Form of Warrant issued by Protea Biosciences, Inc. in connection with the sale of promissory notes	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.10	Form of Convertible Promissory Note issued by Protea Biosciences, Inc. in connection with the sale of convertible promissory notes	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.11	Form of Warrant issued to El Coronado Holdings, LLC.	Form 8-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by this reference.

4.12	Warrant to purchase Common Stock of the Company issued to Summit Resources, Inc. in connection with Warrant and Reimbursement Agreement.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.13	Form of Placement Agent Warrant issued in connection with the Fall 2012 Offering.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.14	Form of Warrants to purchase Common Stock issued in connection with the Spring 2013 Direct Issuances.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.15	Form of Promissory Note for $1,500,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.16	Form of Warrant for $1,500,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.17	Form of Convertible Promissory Note for $2,000,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

10.1	Share Cancellation Agreement dated as of September 2, 2011 by and between the registrant and the Persons signatory thereto.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.2	Amended and Restated Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated February 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.3	Second Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated January 14, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.4	Third Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated April 27, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.5	Fourth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated June 21, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.6	Fifth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated September 10, 2012.	Form 10-K filed with the Securities and Exchange Commission on February 13, 2015 and incorporated herein by this reference.

10.7	Sixth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated July 30, 2013	Form 10-K filed with the Securities and Exchange Commission on February 13, 2015 and incorporated herein by this reference.

10.8	Exclusive License Agreement between Johns Hopkins University and Protea Biosciences, Inc., dated June 9, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.9	Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated September 19, 2001.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.10	Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated December 21, 2005.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.11	1st Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated March 8, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.12	2nd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated November 20, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.13	3rd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated April 11, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.14	4th Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated January 24, 2008.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.15	Joint Research and Development Agreement between Laboratories Mayoly Spindler SAS, Protea Biosciences, Inc. and Proteabio Europe SAS, dated March 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.16	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.17	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.18	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.19	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.20	Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.21	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.22	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.23	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.24	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.25	Amended and Restated Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.26	Commercial Loan Agreement between United Bank (formerly Centra Bank, Inc.) and Protea Biosciences, Inc., dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.27	First Amendment to Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated December 11, 2002.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.28	Equipment Lease Agreement between Monogalia County Development Authority and Protea Biosciences, Inc., dated March 12, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.29	Form of Convertible Promissory Notes, dated December 20, 2011*.	Form 8-K filed with the Securities and Exchange Commission on December 28, 2011 and amended on April 16, 2012 and incorporated herein by this reference.

10.30	Share Cancellation Agreement dated as of September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.31	Lease Agreement, dated January 25, 2012, by and between Protea Biosciences, Inc. and White Birch Properties LLC.	Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and incorporated herein by this reference.

10.32	Form of Convertible Promissory Notes, dated as of April 16, 2012, issued to directors and certain related parties*.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.1 and amended on June 15, 2012 and incorporated herein by this reference.

10.33	10% Convertible Debenture, dated as of April 18, 2012, issued to the West Virginia Jobs Investment Trust Board.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.2 and amended on October 31, 2012 and incorporated herein by this reference.

10.34	Secured Convertible Note and Investment Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.35	Security Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.36	Loan Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.37	Promissory Note, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.38	Security Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.39	Guaranty, dated as of May 22, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.40	Guaranty, dated as of June 6, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.41	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.1 and amended on September 25, 2012 and incorporated herein by this reference.

10.42	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler. *	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.2 and amended on September 25, 2012 and incorporated herein by this reference.

10.43	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.3 and amended on September 25, 2012 and incorporated herein by this reference.

10.44	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Scott Segal with respect to the April Note by and between the Company and Scott Segal.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.4 and amended on September 25, 2012 and incorporated herein by this reference.

10.45	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the April Note by and between the Company and Stanley Hostler.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.5 and amended on September 25, 2012 and incorporated herein by this reference.

10.46	Convertible Promissory Note Addendum, dated as of June 18, 2012, executed by Virginia Child with respect to the April Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.6 and amended on September 25, 2012 and incorporated herein by this reference.

10.47	Convertible Promissory Note Addendum, dated as of June 22, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.48	Convertible Promissory Note Addendum, dated as of July 2, 2012, executed by Leonard Harris with respect to the April Note by and between the Company and Leonard Harris.*	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.8 and amended on September 25, 2012 and incorporated herein by this reference.

10.49	Letter Agreement, dated June 18, 2012, by and between the Company and the WVJITB.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.50	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler.*	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.51	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.52	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.53	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Scott S. Segal with respect to the April Note by and between the Company and Scott S. Segal.*	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.54	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Stanley M. Hostler with respect to the April Note by and between the Company and Stanley M. Hostler.*	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.55	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Virginia E. Child with respect to the April Note by and between the Company and Virginia E. Child.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.56	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.57	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Leonard P. Harris with respect to the April Note by and between the Company and Leonard P. Harris.*	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.58	Letter Agreement, dated as of October 31, 2012, executed by the Company and WVJITB.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.59	Form of Convertible Promissory Notes, dated as of November 30, 2012, issued to directors and certain related parties.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.60	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley M. Hostler with respect to the September Note by and between the Company and Stanley M. Hostler.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.61	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Scott Segal with respect to the September Note by and between the Company and Scott Segal.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.62	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Leo Harris with respect to the September Note by and between the Company and Leo Harris.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.63	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Virginia Child with respect to the September Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.64	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Summit Resources, Inc. with respect to the September Note by and between the Company and Summit Resources, Inc.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.65	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Ed Roberson with respect to the September Note by and between the Company and Ed Roberson.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.66	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley Hostler and Virginia Child with respect to the September Note by and between the Company, Stanley Hostler and Virginia Child.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.8 and incorporated herein by this reference.

10.67	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stephen Turner with respect to the September Note by and between the Company and Stephen Turner.*	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.9 and incorporated herein by this reference.

10.68	Convertible Promissory Note Due April 1, 2013, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the note by and between the Company and El Coronado Holdings, LLC.*	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.69	Warrant to Purchase Common Stock, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the warrant by and between the Company and El Coronado Holdings, LLC.*	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.70	Securities Purchase Agreement, dated as of March 21, 2013 by and between the Company and El Coronado Holdings, LLC.*	Form 8-K filed with the Securities and Exchange Commission on January 24, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.71	Warrant and Reimbursement Agreement, dated March 6, 2013 by and between the Company and Steve Antoline.*	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.72	2013 Equity Incentive Plan.*	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.73	Form of Securities Purchase Agreement by and between the Company and investors in the Spring 2013 Direct Issuances.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.74	Form of Conversion Agreement.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.75	Form of Conversion Warrant.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.76	Form of Bridge Note Purchase Agreement.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.77	Form of Bridge Note.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.78	Form of Bridge Noteholder Warrant.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.79	Convertible Promissory Note Addendum, dated as of August 6, 2013, executed by Nancy Turner with respect to the September 2012 Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on August 12, 2013 and incorporated herein by this reference.

10.80	Form of Related Party Advance Note Purchase Agreement.*	Form 8-K filed with the Securities and Exchange Commission on October 30, 2013 and incorporated herein by this reference.

10.81	Form of Related Party Advance Note.*	Form 8-K filed with the Securities and Exchange Commission on October 30, 2013 and incorporated herein by this reference.

10.82	Patent License Agreement between the Company and George Washington University.	Form 10-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by this reference.

10.83	Memorandum of Understanding, dated March 19, 2014, by and between the Company and BioPharma d’Azur, Inc.	Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 and incorporated herein by this reference.

10.84	Option Agreement, dated March 27, 2014, by and between the Company, ProteaBio Europe SAS and BioPharma d’Azur, Inc.	Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 and incorporated herein by this reference.

10.85	Stock Purchase and Sale Agreement, dated May 21, 2014, by and among the Company, Protea Biosciences, Inc., ProteaBio Europe SAS, and AzurRx BioPharma, Inc.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

10.86	Form of Unit Purchase Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.86	Form of Subscription Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.87	Form of Registration Rights Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.88	Form of Warrant issued to investors in the Company’s winter 2014-2015 private placement offering	Form 10-K filed with the Securities and Exchange Commission on February 13, 2015.

10.89	Form of Employment Agreement with Stephen Turner	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.90	Form of Subscription Agreement among Protea Biosciences Group, Inc. and an investor for a 20% Original Issue Discount Unsecured Convertible Debenture, dated May 22, 2015	Form 8-K filed with the Securities and Exchange Commission on May 29, 2015 and incorporated herein by reference.

10.91	Form of 20% Original Issue Discount Unsecured Convertible Debenture issued to an investor, dated May 22, 2015	Form 8-K filed with the Securities and Exchange Commission on May 29, 2015 and incorporated herein by reference.

10.92	Form of Warrant issued to an investor, dated May 22, 2015	Form 8-K filed with the Securities and Exchange Commission on May 29, 2015 and incorporated herein by reference.

10.93	Form of Unit Purchase Agreement among Protea Biosciences Group, Inc., and investors in the Company’s summer/fall 2015 private placement offering	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.94	Form of Subscription Agreement among Protea Biosciences Group, Inc., and investors in the Company’s summer/fall 2015 private placement offering	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.95	Form of Registration Rights Agreement among Protea Biosciences Group, Inc., and investors in the Company’s summer/fall 2015 private placement offering	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.96	Form of Lock-Up Agreement among Protea Biosciences Group, Inc. and certain directors, officers and key employees in connection with the Company’s summer/fall 2015 private placement offering	Filed herewith.

10.97	Form of Warrant issued to investors in the Company’s summer/fall 2015 private placement offering	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.98	Form of Warrant issued to placement agents in the Company’s summer/fall 2015 private placement offering	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.99	Form of Securities Purchase Agreement by and between Protea Biosciences Group, Inc. and the investor in the Company’s March 2016 bridge offering	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.100	Form of Convertible Promissory Note issued to the investor in the Company’s March 2016 bridge offering	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.101	Form of Warrant issued to the investor in the Company’s March 2016 bridge offering	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.102	Share Purchase Agreement by and between Protea Biosciences Group, Inc. and vivoPharm PTLY LTD dated March 31, 2015	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.103	Amendment No. 1 to Share Purchase Agreement by and between Protea Biosciences Group, Inc. and vivoPharm PTLY LTD dated June 4, 2015	Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015 and incorporated herein by reference.

10.104	Amendment No. 2 to Share Purchase Agreement by and between Protea Biosciences Group, Inc. and vivoPharm PTLY LTD dated August 7, 2015	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

14.1	Code of Ethics.	Form 10-KSB, as filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by this reference.

21.1	List of Subsidiaries.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Furnished herewith. This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

EX-101.INS	XBRL Instance Document	Filed herewith.

EX-101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2016	PROTEA BIOSCIENCES GROUP, INC.

	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2016	/s/ Stephen Turner
Stephen Turner, Chief Executive Officer and Director

Date: March 16, 2016	/s/ Steven Antoline
Steven Antoline
Director

Date: March 16, 2016	/s/ Leonard Harris
Leonard Harris
Director

Date: March 16, 2016	/s/ Stanley Hostler
Stanley Hostler
Director

Date: March 16, 2016	/s/ Ed Roberson
Ed Roberson
Director

Date: March 16, 2016	/s/ Scott Segal
Scott Segal
Director

Date: March 16, 2016	/s/ Josiah T. Austin
Josiah T. Austin
Director

Date: March 16, 2016	/s/ Patrick Gallagher
Patrick Gallagher
Director

Date: March 16, 2016	/s/ Maged Shenouda
Maged Shenouda
Director

PROTEA BIOSCIENCES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Protea Biosciences Group, Inc.

We have audited the accompanying consolidated balance sheets of Protea Biosciences Group, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and shareholders’ equity for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protea Biosciences Group, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States.

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

/s/ SCHNEIDER DOWNS& CO., INC.

Pittsburgh, Pennsylvania

March 16, 2016

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,450	$322,877
Trade accounts receivable, net	195,823	273,914
Other receivables	-	119,230
Inventory	111,087	161,301
Prepaid expenses	98,231	54,022
Total current assets	411,591	931,344

Property and equipment, net	2,626,907	2,960,090

Other noncurrent assets	5,248	136,693

Total Assets	$3,043,746	$4,028,127
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities on short and long-term debt, net of discount	$1,323,594	$1,457,800
Accounts payable	1,338,367	1,253,385
Bank line of credit	3,000,000	3,000,000
Loans payable to stockholders, net of discount	2,574,500	1,381,498
Derivative liabilities	962,401	154,058
Other payables and accrued expenses	391,308	518,821
Total current liabilities	$9,590,170	7,765,562

Long-term debt - net of current portion	1,726,158	1,817,237

Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none and 3,337,725 issued or outstanding at December 31, 2015 and December 31, 2014)	-	334
Common stock ($.0001 par value; 250,000,000 shares authorized; 133,146,250 and 66,588,600 shares issued and outstanding at December 31, 2015 and December 31, 2014)	13,315	6,659
Additional paid in capital	71,311,572	64,305,743
Accumulated deficit	(79,597,608)	(69,867,118)
Accumulated other comprehensive income (loss)	139	(290)
Total Stockholders' Deficit	(8,272,582)	(5,554,672)
Total Liabilities and Stockholders' Deficit	$3,043,746	$4,028,127

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Operations and Total Comprehensive Loss

See Accompanying Notes to Financial Statements

	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014

Gross revenue	$2,003,286	$1,768,312
Cost of revenue	(721,656)	(871,904)
Gross profit	1,281,630	896,408

Selling, general, administrative expenses	(6,942,406)	(8,736,478)
Research and development expense	(1,479,367)	(2,853,078)
Loss from operations	(7,140,143)	(10,693,148)

Other income (expense):
Gain on sale of equity method investment	910,000	-
Other income and currency exchange income (expense)	7,248	27,072
Interest expense	(1,617,028)	(745,277)
Debt conversion inducement cost	(60,419)	-
Loss on asset disposal	(42,506)	(19,144)
Gain on discountinue operations	-	1,245,712
Change in fair value of derivative	(1,631,586)	(1,289,985)
Total other income (expense)	(2,434,291)	(781,622)

Loss before income taxes	(9,574,434)	(11,474,770)
Income taxes	-	-

Net loss	(9,574,434)	(11,474,770)
Foreign currency translation adjustment	429	(23,455)
Total comprehensive loss	$(9,574,005)	$(11,498,225)

Net loss per share - basic and diluted	$(0.09)	$(0.17)
Weighted average number of shares outstanding - basic and diluted	109,699,034	67,762,628

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

See Accompanying Notes to Financial Statements

	Stock Par Value Preferred $0.0001		Stock Par Value Common $0.0001		Additional Paid in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
December 31, 2013	-	$-	65,442,735	$6,545	$55,351,613	$(58,392,348)	$23,165	$(3,011,025)
Issuance of preferred stock for cash (net of issuance cost of $814,604)	2,264,238	227	-	-	3,713,645	-	-	3,713,872
Issuance of preferred stock upon conversion of convertible debentures	1,073,487	107	-	-	2,146,868	-	-	2,146,975
Issuance of stock for services (net of issuance cost of $105,168)	-	-	1,112,348	111	880,262	-	-	880,373
Stock options exercised	-	-	25,000	2	19,263	-	-	19,265
Stock warrants exercised	-	-	8,517	1	(1)	-	-	-
Stock-based compensation expense	-	-	-	-	283,481	-	-	283,481
Stock warrants issued for services and debt	-	-	-	-	150,409	-	-	150,409
Stock warrants issued to placement Agent	-	-	-	-	(1,861)	-	-	(1,861)
Recognition of derivative liabilities	-	-	-	-	(9,298)	-	-	(9,298)
Anti-dilution shares to be issued	-	-	-	-	1,771,362	-	-	1,771,362
Net loss	-	-	-	-	-	(11,474,770)		(11,474,770)
Foreign currency translation adjustment	-	-	-	-	-	-	(23,455)	(23,455)
December 31, 2014	3,337,725	$334	66,588,600	$6,659	$64,305,743	$(69,867,118)	$(290)	$(5,554,672)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders'
	Par Value $.0001		Par Value $.0001		Paid in Capital	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Income (Loss)	(Deficit)
December 31, 2014	3,337,725	$334	66,588,600	$6,659	$64,305,743	$(69,867,118)	$(290)	$(5,554,672)

Issuance of preferred stock, net issuance costs of $345,143	370,050	37	-	-	394,920	-	-	394,957
Issuance of common stock, net issuance costs of $310,197	-	-	5,690,000	569	1,111,734	-	-	1,112,303
Stock dividend declared on preferred stock	78,040	8	-	-	156,048	(156,056)		-
Issuance of stock upon conversion of convertible debentures, net of issuance costs of $309,345	-	-	13,051,058	1,305	2,952,115	-	-	2,953,420
Issuance of stock for services	-	-	2,005,430	201	544,429	-	-	544,630
Issuance of stock under anti-dilution provision	-	-	15,524,642	1,552	943,899	-	-	945,451
Conversion of preferred stock to common stock	(3,785,815)	(379)	30,286,520	3,029	(2,650)	-	-	-
Stock-based compensation expense	-	-	-	-	267,638	-	-	267,638
Stock warrants issued for services and debt	-	-	-	-	517,843	-	-	517,843
Stock warrants issued as part of debt conversion inducement cost	-	-	-	-	60,419	-	-	60,419
Stock warrants issued to placement agent	-	-	-	-	175,694	-	-	175,694
Recognition of derivative liability	-	-	-	-	(116,260)	-	-	(116,260)
Net loss	-	-	-	-	-	(9,574,434)	-	(9,574,434)
Foreign currency translation adjustment	-	-	-	-	-	-	429	429
December 31, 2015	-	$-	133,146,250	$13,315	$71,311,572	$(79,597,608)	$139	$(8,272,582)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,574,434)	$(11,474,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	686,820	825,780
Non-cash compensation	267,638	283,481
Issuance of common stock and warrants for services	610,659	1,035,462
Issuance of preferred and common stock for accrued interest	394,174	70,976
Accretion of discount on short-term convertible debenture	500,000	-
Accretion of convertible debenture discount	463,827	192,421
Debt conversion inducement cost	60,419	-
Loss on disposal of assets	42,506	19,144
Gain on subsidiary sale	-	(1,245,712)
Gain on sale of equity method investment	(910,000)	-
Bad debt expense	119,230	3,000
Loss from change in fair value of derivative	1,631,586	1,289,985
Net change in assets: Decrease (increase)
Trade accounts receivable	78,091	(60,050)
Prepaid expenses	(44,209)	235,877
Other receivables	-	(198,081)
Inventory	146,550	304,033
Other noncurrent assets	(93,013)	-
Net change in liabilities: Increase (decrease)
Trade accounts payable	148,619	810,598
Other payables and accrued expenses	(127,513)	575,043
Net cash used in operating activities	(5,599,050)	(7,332,813)

Cash flows from investing activities:
Purchase of and deposits on equipment	(119,254)	(413,806)
Proceeds from sale of equipment	243,606	6,000
Proceeds from subsidiary sale - Option Fee	-	586,638
Proceeds from sale of equity method investment	910,000	-
Cash divested from subsidary sale	-	(63,185)
Net cash provided by investing activities	1,034,352	115,647

Cash flows from financing activities:
Net advances on bank line of credit	-	275,000
Proceeds from sale of preferred stock, net	575,042	3,713,872
Proceeds from sale of common stock, net	1,112,304	13,750
Proceeds from short-term debt	2,000,000	536,000
Payment of issuance cost from short-term debt	(309,345)	-
Proceeds from stockholder debt	1,602,500	3,595,000
Repayment of stockholder debt	(115,000)	(1,149,694)
Repayment of short and long-term debt	(617,659)	(270,657)
Repayment of Obligation related to the Letter of Credit	-	(238,695)
Net cash provided by financing activities	4,247,842	6,474,576

Effect of exchange rate changes on cash	429	(20,863)

Net (decrease) in cash	(316,427)	(763,453)
Cash, beginning of period	322,877	1,086,330

Cash, end of period	$6,450	$322,877

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$352,140	$319,947

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$516,832	$501,917
Debt converted to common stock	$2,953,420	$2,146,976
Dividends paid in preferred stock	$156,056	$-
Stock warrants issued to placement agent	$175,694	$-
Common stock shares issuable	$-	$1,771,362

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

1. Description of Company and Nature of Business

Protea Biosciences Group, Inc. (referred to as “Protea,” “the Company,” “we,” “us” and “our”) is an emerging growth molecular information company that has developed a revolutionary platform technology, which enables the direct analysis, mapping and display of biologically active molecules in living cells and tissue samples. The technology platform offers new, unprecedented capabilities useful to the pharmaceutical, diagnostic, clinical research, agricultural and life science industries.

“Molecular information” refers to the generation and bioinformatic processing of very large data sets, known as “big data,” obtained by applying the Company’s technology to identify and characterize the proteins, metabolites, lipids and other molecules which are the biologically active molecular products of all living cells and life forms.

Our technology is used to improve pharmaceutical development and life science research productivity and outcomes, and to extend and add value to other technologies that are used in research and development (“R&D”), such as three-dimensional tissue models, biomarker discovery, synthetic biologicals and mass spectrometry. In particular, the Company believes that its ability to rapidly provide comprehensive molecular image-based datasets addresses a universal need of the pharmaceutical, diagnostic and clinical research and life science industries.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Protea Biosciences Group, Inc. and its wholly-owned subsidiary, Protea Biosciences, Inc. All material accounts and transactions have been eliminated in consolidation. During 2014, the Company sold Proteabio Europe but retained continued involvement through an equity method investment in AzurRx BioPharma, Inc., the buyer of Proteabio Europe. As the sale was not fully consummated due to an outstanding contingency, the transaction was not recognized until December 12, 2014. As such, the results of Proteabio Europe were deconsolidated on December 12, 2014.

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

Trade Accounts Receivable

Trade accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the statement of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for trade accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally has not required collateral.

The Company maintains allowances for doubtful accounts based on management’s analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An allowance of $3,000 was deemed necessary as of December 31, 2015 and December 31, 2014, respectively.

Equity Method Investments

As a result of the sale of its subsidiary in 2014, the Company received 100 shares of Series A Preferred Stock, a 33% interest (on a fully diluted basis) in AzurRx BioPharma, Inc. (“AzurRx”) that is accounted for on the equity method. AzurRx is a private biotechnology company formed to focus on the development of the early stage pharmaceutical assets of ProteaBio Europe. Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Income from equity method investments” in the Consolidated Statements of Income. The Company’s carrying value in an equity method investee company would be reflected in the caption “Equity method investments” in the Company’s Consolidated Balance Sheets.

AzurRx is still in the early stages of organizing its business activities, has not reached commercialization, and will continue realizing substantial research and development expenses. Thus, the Company has suspended the equity method of accounting as the losses have reduced the Company’s basis in AzurRx below zero. The value of this investment as presented on our consolidated balance sheet was $0 at December 31, 2015 and 2014.

In November 2015, the Company converted 29 shares of Series A Preferred Stock of AzurRx into 707,416 shares of Common Stock of AzurRx. Subsequently, the Company entered into various stock purchase agreements for the sale of such shares of Common Stock of AzurRx and received gross proceeds of $910,000 as of December 31, 2015. As a result these sales, the Company’s interest was reduced to 25% as of December 31, 2015.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Other Receivables and Other Noncurrent assets

Other receivables, which reflect amounts from non-trade activity and other noncurrent assets, consist of the following at:

	December 31, 2015	December 31, 2014
Other receivables	-	119,230
Other receivables - current	$-	$119,230

Deposits	$5,248	$136,693
Other noncurrent assets	$5,248	$136,693

Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	December 31, 2015	December 31, 2014
Finished goods	$12,650	$18,739
Work in progress	98,437	142,562
Total Inventory	$111,087	$161,301

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

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Laboratory equipment	5 - 10 years
Computers	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following at:

	December 31, 2015	December 31, 2014
Lab equipment	$6,617,038	$7,313,979
Computer equipment	540,212	540,814
Office equipment	191,248	229,785
Leasehold improvements	212,730	434,304
	7,561,228	8,518,882
Accumulated depreciation	(4,934,321)	(5,558,792)
Property and equipment, net	$2,626,907	$2,960,090

Depreciation expense is charged to either research and development or selling, general and administrative expenses and totals $686,820 in 2015 and $825,780 in 2014.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition.” We recognize revenue of products when persuasive evidence of a sale arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred /title has passed, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of its ProteaPlot™ software when bundled with the LAESI platform, which facilitates operating the instrument and storage and display of datasets. The Company also recognizes revenue of standalone sales of ProteaPlot™, which generally consists of additional user licenses. Revenue is recognized once the title is passed to the customer.

We account for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition – Principal Agent Considerations,” which requires all amounts charged to customers for shipping and handling to be classified as revenues. Shipping and handling costs charged to customers are recorded in the period the related product sales revenue is recognized.

Regarding short-term service contracts, the majority of these service contracts involve the processing of imaging and bioanalytical samples for pharmaceutical and academic or clinical research laboratories. These contracts generally provide for a fixed fee for each method developed or sample processed and revenue is recognized when the analysis is complete and a report is delivered.

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

Revenue by component was as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Molecular information services	$929,076	$504,750
LAESI instrument platform	640,060	743,250
Research products	292,666	400,141
Grants and other collaborations	141,484	120,171
Gross revenue	$2,003,286	$1,768,312

A small number of customers have accounted for a substantial portion of our revenues in 2015. Five customers represented 52% of gross revenues for the year ended December 31, 2015. One large pharmaceutical company accounted for 20% of our gross revenue in 2015.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	December 31, 2015	December 31, 2014
Accrued expenses	$28,112	$31,104
Accrued interest	108,731	201,844
Accrued warranties	50,000	50,000
Accrued payroll and benefits	124,183	219,973
Accrued sales tax	616	-
Unearned revenue	79,666	15,900
Other payables and accrued expenses	$391,308	$518,821

Warranty Costs

The Company provides for a one-year warranty with the sale of its LAESI instrument. Additionally, the Company sells extended warranties for an additional cost. During 2015, the Company sold one three-year extended LAESI warranty for $45,000, which is recorded in unearned revenue. The extended warranty will be amortized and revenue will be recognized proportionally over the life. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. During the year ended December 31, 2015 and 2014, the Company recorded accrued warranty expense of $50,000, respectively.

Foreign Currency

The Company records foreign currency adjustments resulting from international sales of its products and services are reflected in accumulated other comprehensive income (loss).

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Research and Development Credit

The Company follows the policy of charging the costs of research and development to expense as incurred. During 2014, the Company’s then subsidiary received a research credit from the French Government. Research and Development expense disclosed on the Consolidated Statement of Operations was net of $379,737 or the value of the French Government research credit received in 2014. No research credit was received in 2015.

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of convertible preferred stock and dividends, options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 77,317,000 and 84,834,000 at December 31, 2015 and 2014, respectively.

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

Due to a lack of trading history, the Company utilizes a peer group to estimate its expected volatility assumptions used in the Black-Scholes option-pricing model. The Company completed an analysis and identified four similar companies considering their industry, stage of life cycle, size, and financial leverage. (See Note 8, Stock Options and Stock-Compensation).

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

The Company has entered into certain financial instruments and contracts such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities at fair value at the issuance date. Subsequent changes in fair value are recorded through the statement of operations.

The Company’s derivative liabilities are related to common stock issuances, detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The Company estimates fair values of the warrants that do contain “Down Round Protections” utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial,” “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes,” such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs.  Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation” for which we engaged an independent valuation firm to perform) is the probability of a future capital raise.  By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

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

A range of key quantitative assumptions related to the common stock and warrants issued during 2015 and 2014 are as follows:

	December 31, 2015
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	2-3.33	0.16% and 1.31%	75.54%	100%

	December 31, 2014
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	1-5	1.38%	77.86%	100%

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to common stock issuances, detachable warrants issued in conjunction with debt and common stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities – Common Stock	$777,002	-	-	$777,002
Derivative liabilities – warrants	185,399	-	-	185,399
Total	$962,401	$-	$-	$962,401

For the year ended December 31, 2015, the Company revised its assessment of the probability of future down-rounds, due to a probability of closing on subsequent capital raises at levels that are unlikely, but could possibly result in anti-dilution triggers, currently at $0.25 per share. This is based on the Company’s best estimate of its future capital raise activities. The assumptions used for estimating future capital raises could be materially different from the actual results. These differences could materially impact the derivative liability and have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

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

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Year Ended December 31, 2015
	Derivative liabilities - Common Stock	Derivative liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Beginning balance	$88,871	$65,187	$154,058
Issuance of warrants	-	5,948	5,948
Anti-dilution shares issued	(945,451)	-	(945,451)
Unrealized (gain) loss on derivative liabilities	1,551,703	79,883	1,631,586
Recognition of derivative liabilities	81,879	34,381	116,260
Ending balance	$777,002	$185,399	$962,401

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The Company is currently in the process of evaluating the impact of adoption of this standard on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This standard requires that inventory be valued at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which changes current lease accounting standard by requiring the recognition of lease assets and lease liabilities for all leases, including those currently classified as operating leases. This new guidance is to be applied under a modified retrospective application to the earliest reporting period presented for reporting periods beginning after December 15, 2018. Early adoption is permitted. While the Company is evaluating the comprehensive impact of this guidance, this new guidance would require us to capitalize, at the appropriate discount rate, our operating lease commitments as disclosed in Note 12 Lease Commitments.

3. Bank Line of Credit

The Company has a line of credit that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is .75% plus prime with a minimum rate of 5.87%. As of December 31, 2015 and 2014, the balance was $3,000,000, respectively. During both periods, the interest rate payable was 5.87% and all covenants had been met. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member.

4. Loans Payable to Stockholders

On August 6, 2013, the Company entered into the Note and Warrant Purchase Agreement (the “Summit Agreement”) with Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a director of the Company, pursuant to which Summit acquired (a) a promissory note (the “Summit Note”) bearing simple interest at a rate of 10% per annum, in an aggregate principal amount of $600,000 and (b) a five year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $1.10 per share. The fair value of these warrants was estimated to be $134,117, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. In accordance with the terms of the Summit Agreement, up to $150,000 of the gross proceeds received by the Company from the sale of each LAESI instrument shall be used to repay the principal amounts due under the Summit Note. The Company repaid $423,915 as of December 31, 2014. Accretion expense of $94,757 was recognized during the year ended December 31, 2014. On March 20, 2015, the Company converted the remaining principal balance of $176,085 and unpaid accrued interest of $87,707, and issued Summit 1,055,165 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 527,583 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $39,360 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $28,964 during the three months ended March 31, 2015. As of March 31, 2015, the Note was considered fully satisfied.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

4. Loans Payable to Stockholders (continued)

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of Common Stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. The outstanding balance, net of discount, was $1,074,773 as of December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015. As of December 31, 2015, the outstanding balance was $1,000,000 or $917,000, net of discount.

During 2015, the Company received aggregate gross proceeds of $200,000 from one director and issued a 10% Convertible Promissory Note due on December 31, 2015. This note has been extended until January 31, 2016. Subsequently, the note was further extended with $25,000 due on March 31, 2016 and the remaining balance due on May 31, 2016. The note is convertible into Common Stock at a conversion price of $0.33 per share. The Company also issued 90,910 shares of Common Stock as commitment fee to the director.

During 2014, the Company received advances equal to an aggregate of $540,000 from various directors and current stockholders of the Company. The Company repaid $370,000 to these related parties. No terms of repayment have been specified on the remaining $170,000 aforementioned advances as of the filing date.

During 2015, the Company received advances equal to an aggregate of $1,402,500 from various directors and current stockholders of the Company. The Company repaid $115,000 to these related parties in 2015. No terms of repayment have been specified on the remaining $1,287,500 aforementioned advances as of the filing date.

5. Long-term Debt

1)	Note Payable to the West Virginia Development Office (“WVDO”)

In March 2007, the Company obtained an 8-year loan in the amount of $685,000 from the WVDO. The note bears interest at 3% providing for 96 monthly principal and interest payments of $8,035 through April 2015, at which time the note was due and payable. The note was secured by equipment costing $1,057,167. On February 4, 2015, the repayment terms were modified, whereby the WVDO approved a deferral of principal and interest until January 31, 2016 with the final payment due January 2017.

2)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $531,522. Effective May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in five annual installments; the next payment of $33,880 will be due on December 31, 2015 with final payment due August 3, 2019. During 2015, the Company repaid $1,832 on the note. On December 17, 2015, the Company elected to defer the remaining 2015 payment until December 2016. If the Company fails to make any of the five remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on August 3, 2019.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

3)	Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $531,522. On February 4, 2015, the repayment terms were modified whereby, the WVIJDC approved a deferral of principal and interest until December 31, 2015 with monthly payments of $2,404 beginning in January 2016 and final payment due April 2021. During 2015, the Company repaid $1,832 of principal on the note. On January 6, 2016, the WVIJDC approved another deferral of principal and interest until January 2017.

4)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note was due and payable. The note was secured by equipment costing $477,095. Effective May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in six annual installments; the next payment of $125,990 will be due on December 31, 2015 with final payment due October 21, 2020. During 2015, the Company repaid $57,513 on the note. On December 17, 2015, the Company elected to defer the remaining 2015 payment until December 2016. If the Company fails to make any of the remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on October 21, 2020.

5)	Note Payable to the West Virginia Infrastructure & Jobs Development Council (“WVIJDC”)

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note was due and payable. The note was secured by equipment costing $1,098,249. On February 4, 2015, the repayment terms were modified whereby, the WVIJDC approved a deferral of principal and interest until December 31, 2015 with monthly payments of $8,902 beginning in January 2016 and final payment due August 2022. During 2015, the Company repaid $57,513 on the note. On January 6, 2016, the WVIJDC approved another deferral of principal and interest until January 2017.

6)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the WVJITB. The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note has an adjustable conversion price, initially $2.00 per share, and includes a stock warrant for 72,500 shares. On December 13, 2013, the Company and the WVJITB entered into a Loan Modification Agreement whereby the maturity date changed from September 14, 2013 to $100,000 due on March 15, 2014 and the remaining $190,000 due on June 15, 2014. The WVJITB and the Company signed three addendums to the note extending the maturity date and deferring interest and principal payments until March 2, 2015. During 2014, the Company made interest only payments through October 31, 2014. On February 2, 2015, the Company and WVJITB entered into a Loan Modification Agreement whereby the interest payable for the periods of October 31, 2014 through June 30, 2015 would be due on June 30, 2015. On December 30, 2015, the Company and WVJITB entered into another Loan Modification Agreement to extend the maturity date and unpaid accrued interest payment until March 31, 2016.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

7)	Convertible Promissory Note Payable to the West Virginia Jobs Investment Trust Board (“WVJITB”)

In April 2012, the Company issued a 3-month note in the amount of $400,000 from the WVJITB. The note bears interest at 10% providing for monthly interest-only payments starting May 2012 through June 2012, then final interest and principal payments due July 2012. The note includes a stock warrant for 88,889 shares. The WVJITB and the Company have signed several addendums to the note extending the maturity date and reducing the price of converting into common shares to $0.50 per share. The WVJITB further extended the maturity date until November 29, 2013, with a $100,000 principal payment due on or before November 15, 2013. The Company repaid the $100,000 as agreed, which reduced the principal outstanding balance to $300,000. The WVJITB and the Company signed four addendums to the note extending the maturity date and deferring interest and principal payments until March 2, 2015. During 2014, the Company made interest only payments through October 31, 2014. On February 2, 2015, the Company and WVJITB entered into a Loan Modification Agreement whereby the interest payable for the periods of October 31, 2014 through June 30, 2015 would be due on June 30, 2015. The maturity date of the loan was also modified and extended to December 31, 2015. On December 30, 2015, the Company and WVJITB entered into another Loan Modification Agreement to extend the maturity date and unpaid accrued interest payment to March 31, 2016.

8)	Convertible Promissory Note Payable to the West Virginia High Technology Consortium Foundation (“WVHTCF”)

In May 2012, the Company issued a 30-month note in the amount of $200,000 from the WVHTCF. The note bears interest at 8% providing for 25 monthly principal and interest payments of $9,001 starting December 2012 through November 2014, then final interest and principal payments due December 2014. The note was secured by 50% of equipment costing $447,320. On April 1, 2015, the Company and WVHTCF entered into the First Amendment to Promissory Note whereby the original note was modified so that the principal balance of $74,726 is payable in nine monthly installments of $8,789 with final payment due December 15, 2015. On December 16, 2015 the note was paid in full.

9)	Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the WVEDA. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note was due and payable. The note was secured by 50% of equipment costing $447,320. On May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in eight annual installments; the next payment of $26,673 will be due on December 31, 2015 with final payment due June 11, 2022. On December 17, 2015, the Company elected to defer the 2015 payment until December 2016. If the Company fails to make any of remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on June 11, 2022.

10)	Short-term Convertible Debenture

In May 2015, the Company received an aggregate of $2,000,000 in gross cash proceeds, less transaction costs such as commission and legal fees of $309,344, from one accredited investor in connection with the sale of a 20% original issue discount unsecured convertible debenture (the “Debenture”) due November 22, 2015, pursuant to the terms and condition of a Subscription Agreement. The Company issued (a) the Debenture with a principal amount of $2,500,000 that bears interest at a rate of 10% per annum, and (b) a three-year warrant to purchase up to 7,500,000 shares of Common Stock of the Company par value $0.001 per share at an exercise price of $0.325 per share. The related fair value of these warrants was estimated to be $411,750, which was recorded as a discount to the promissory note, and will be accreted over the life of the loan. The Debenture may be converted in whole or in part, into shares of Common Stock at a conversion price of $0.25 per share. The Company recognized accretion expense of $411,750 related to the fair value of the warrants and interest expense of $500,000 related to the original issue discount during the year ended December 31, 2015. On December 30, 2015, the Convertible Debenture and accrued interest were converted to 10,605,556 shares of stock at an exercise price of $0.25 per share.

11)	Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of December 31, 2015, the Company had five capital lease obligations outstanding with imputed interest rates ranging from 5.86% to 6.00%. The leases require 24-60 monthly payments and begin to expire in December 2016 through October 2019. These leases are secured by equipment with an aggregate cost of $1,507,623. As of December 31, 2015, the Company was current on all lease payments.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

Total debts outstanding are as follows:

	December 31, 2015	December 31, 2014
1) Note Payable to the WVDO	$100,656	$99,365
2) Note Payable to the WVEDA	143,312	141,369
3) Note Payable to the WVIJDC	139,229	139,128
4) Note Payable to the WVEDA	572,148	617,767
5) Note Payable to the WVIJDC	581,987	630,738
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVHTCF	-	69,888
9) Note Payable to the WVEDA	168,362	166,258
10) Convertible Debenture	-	-
11) Capital leases	754,058	820,524
Total	3,049,752	3,275,037
Less: current portion	(1,323,594)	(1,457,800)
Long-term portion	$1,726,158	$1,817,237

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2016	1,323,594
2017	577,102
2018	371,716
2019	299,132
2020 & Thereafter	478,208
Total	$3,049,752

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

6. Common Stock

The Company is authorized to issue a total of 260,000,000 of shares of stock, of which 250,000,000 shares are designated Common Stock and 10,000,000 shares are designated Preferred Stock.

Common Stock – par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock.

Common Stock issues during 2015 are as follows:

Common Stock	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2014	66,588,600	$.0001	Various	$53,708,521	$1,814,673	$6,659	$55,516,535
Issuance of stock (2)	13,051,058	.0001	$0.25	3,262,765	-	1,305	3,261,460
Issuance of stock (3)	30,286,520	.0001	$0.25	-	-	3,029	(2,650)
Issuance of stock (4)	15,524,642	.0001	$0.25	-	-	1,552	(1,552)
Issuance of stock (5)	1,134,520	.0001	Various	-	$319,630	114	319,516
Issuance of stock (6)	90,910	.0001	$0.33	-	$30,000	9	29,991
Issuance of stock (7)	780,000	.0001	$0.25	-	$195,000	78	194,922
Issuance of stock (8)	5,690,000	.0001	$0.25	1,422,500	-	569	1,421,931
Balance at December 31, 2015	133,146,250			$58,393,786	$2,359,303	$13,315	$60,740,153

(1) Balance does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

(2) Shares issued for conversion of an aggregate of $2,841,085 principal amount and $394,173 of accrued interest on promissory notes/convertible debenture and $27,506 of accounts payable. Shares do not contain an anti-dilution provision.

(3) Conversion of preferred stock and accrued dividends into shares of Common Stock and contain an anti-dilution provision.

(4) Shares issued under certain anti-dilution privileges.

(5) Shares issued to consultants for services rendered. Shares do not contain anti-dilution provision.

(6) Shares issued to a director as a commitment fee as part of Promissory Note. Shares do not contain anti-dilution provision.

(7) Shares issued to directors for compensation for their service to the Company. Share do not contain anti-dilution provision.

(8) Shares issued contain an anti-dilution provision that expire upon the earlier of 1 three years from date of issuance or 2 uplisting to a senior stock exchange.

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

7. Preferred Stock

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

Preferred Stock issues during 2015 are as follows:

Preferred Stock	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2014	3,337,725	$.0001	$2.00	$6,675,452	$334	$6,675,118
Issuance of stock (2)	370,050	.0001	$2.00	740,100	37	740,063
Stock dividend	78,040	.0001	$2.00	(156,056)	8	156,048
Conversion of preferred stock	(3,785,815)	.0001	$2.00	(7,259,496)	(379)	(7,571,229)
Total December 31, 2015	-			$-	$-	$-

(1) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

(2) Shares issued contain an anti-dilution provision expiring upon the conversion to common stock.

Preferred Stock issues during 2014 are as follows:

Preferred Stock	# Shares Issued	Par Value	Price Per Share	Gross Proceeds	Par Value	Additional Paid in Capital (1)
December 31, 2013 Balance	-	-	-	$-	$-	$-
Issuance of stock (2)	2,264,238	.0001	$2.00	4,528,476	227	4,528,249
Conversion of convertible debt (2)	1,073,487	.0001	$2.00	2,146,976	107	2,146,869
Total December 31, 2014	3,337,725			$6,675,452	$334	$6,675,118

(1) Activity does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.

(2) Shares issued contain an anti-dilution provision expiring upon the conversion to common stock.

During 2014 and 2015, the Company sold units of Preferred Stock consisting of 50,000 shares of Series A convertible Preferred Stock and a three year warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.375 per share. Each share of Preferred Stock has a stated value equal to $2.00. The Preferred Stock automatically converted into shares of Common Stock determined by dividing the stated value by $0.25 per share on March 31, 2015. Under certain circumstances, the holders of the Preferred Stock had voluntary conversion rights, were entitled to receive stock dividends at the rate of 6.0% per annum and are entitled to certain anti-dilution protections.

8. Stock Options and Stock-based Compensation

In 2002, the Board adopted the 2002 Equity Incentive Plan (“the 2002 Plan”) that governed equity awards to employees, directors and consultants of the Company. Under the Plan, 450,000 shares of Common Stock were reserved for issuance. From 2006 through 2012, the 2002 Plan was amended several times to increase the total number of shares authorized under the 2002 Plan to 4,150,000 shares. During the first quarter 2013, the Board adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and together with the 2002 Plan (the “Plans”) governs the equity awards to employees, directors and consultants of the Company. Under the 2013 Plan, an additional 5,000,000 shares of Common Stock has been reserved for issuance. On June 18, 2013, the 2013 Plan was approved by holders of a majority of the issued and outstanding shares of Common Stock of the Company. On December 18, 2015, the Board approved an increase of 7,500,000 shares of Common Stock to be reserved for issuance on January 1, 2016; thus, increasing the total reserved shares to 12,500,000.

The types of awards permitted under the Plan include qualified incentive stock options (ISO) and non-qualified stock options (NQO), and restricted stock. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. Stock options generally vest over four years and expire no later than ten years from the date of grant.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

8. Stock Options and Stock-based Compensation (Continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	5,082,750	$1.11	7.02
Granted	2,404,500	$0.55
Exercised	(25,000)	$0.55
Cancelled or expired	(442,500)	$1.11
Outstanding at December 31, 2014	7,019,750	$0.92	6.69
Granted	3,957,836	$0.33
Exercised	-
Cancelled or expired	(927,500)	$0.90
Outstanding at December 31, 2015	10,050,086	$0.69	7.26

Exercisable at December 31, 2014	4,596,467	$1.11	6.52
Exercisable at December 31, 2015	4,938,664	$1.01	5.59

The following table summarizes information about stock options at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.25	2,803,336			-
$0.48	150,000			9,375
$0.50	79,000			79,000
$0.53	600,000			79,375
$0.55	3,792,000			2,145,164
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	1,781,000			1,781,000
$2.00	214,750			214,750
$0.25 - $2.00	10,050,086	7.26	$0.69	4,938,664	$1.01

At December 31, 2015, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.18 as of December 31, 2015. During the year ended December 31, 2015 no shares were exercised, whereas 25,000 shares were exercised during the year ended December 31, 2014.

The following table summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2015:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2013	1,077,167	$0.467
Granted	1,986,145	$0.207
Forfeited	(259,062)	$0.513
Vested	(380,967)	$0.734
Nonvested at December 31, 2014	2,423,283	$0.258
Granted	3,957,836	$0.155
Forfeited	(927,500)	$0.386
Vested	(342,197)	$0.283
Nonvested at December 31, 2015	5,111,422	$0.153

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

8. Stock Options and Stock-based Compensation (continued)

The fair value of non-vested options to be recognized in future periods is $722,521, which is expected to be recognized over a weighted average period of 2.3 years. The total fair value of options vested during the year ended December 31, 2015 was $267,638 compared to $288,995 for the year ended December 31, 2014.

Stock-based compensation expense is as follows:

	Year ended
	December 31, 2015	December 31, 2014
Selling, general, and administrative expense	$230,016	$251,101
Research and development expense	37,622	37,894
Total stock-based compensation expense	$267,638	$288,995

The weighted average grant-date fair value of options granted during the year ended December 31, 2015 was $0.155 and for the year ended December 31, 2014 was $0.207 per option.

The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended
	December 31, 2015	December 31, 2014
Risk-free interest rate	1.82%	1.91%
Volatility factor	65.78%	70.03%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

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

9. Stock Warrants

From 2008 through 2015, the Company issued warrants to purchase shares of Common Stock. The warrants are exercisable for three to five years from date of issuance and are exercisable at exercise prices that range from $0.25 to $2.25 per share.

As of December 31, 2015, warrants to purchase 71,342,894 shares of Common Stock were outstanding and exercisable. During the year ended December 31, 2015, the Company recognized a total of $463,827 in interest expense from the accretion of warrants earned, $60,419 in debt conversion costs related to warrants issued as part of debt conversion consideration, $100,603 in consulting services, and $175,694 in placement agent services as a result of an aggregate of 5,395,145 warrants earned.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	53,112,193	$0.98	3.27
Granted	20,627,368	$0.35	2.81
Exercised	-	-
Cancelled or expired	(2,396,667)	$2.00
Outstanding at December 31, 2015	71,342,894	$0.77	2.37

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

9. Stock Warrants (continued)

The following table summarizes information about stock warrants at December 31, 2015:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25	4,654,145
$0.33	7,500,000
$0.38	17,676,098
$0.45	1,730,000
$0.50	2,250,523
$0.75	11,065,144
$0.80	1,415,000
$1.10	19,054,350
$1.12	263,750
$2.00	4,339,175
$2.20	98,320
$2.25	1,296,389
$0.25 - $2.25	71,342,894	2.37	$0.77

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

The Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforward totals approximately $68,600,000 and $59,800,000 at December 31, 2015 and December 31, 2014, respectively.

We have recorded a full valuation allowance of $27,916,317 and $24,352,000 as of December 31, 2015 and 2014, respectively, due to uncertainties related to our ability to utilize the Company’s deferred tax assets, primarily consisting of certain net operating losses carried forward.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

11. Income Taxes (continued)

The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.

	December 31, 2015	December 31, 2014
Current deferred income tax asset:
Tax net operating loss carry forward	$26,751,533	$23,305,265
Tax-deferred stock option expense	1,164,784	1,047,309
Research and development expense	-	-
Total current deferred income tax asset	27,916,317	24,352,574
Valuation Allowance	(27,916,317)	(24,352,574)
Net deferred income tax asset	$-	$-

In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, and realization of these deferred tax assets for which the valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting the Company’s financial position.

12. Lease Commitments

The Company leases its facility under an operating lease beginning April 2012 through March 2017. The Company also has one equipment operating lease with a term of five years.

Future minimum rental payments are as follows for the year ending December 31, 2015:

Year ending	Future minimum rental payments
2015 (payment in arrears)	$27,938
2016	172,428
2017	46,707
2018	4,800
2019 & Thereafter	4,000

Rent expense totals $274,580 for the year ended December 2015 and $371,198 for 2014. As of September 30, 2015, the Company consolidated into one facility. As a result of the consolidation, rent expense declined from 2014 to 2015.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

14. Commitments and Contingencies (continued)

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on our financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of December 31, 2015.

Warranty Costs

The Company provides for a one-year warranty with the sale of its LAESI instrument. Additionally, the Company sells extended warranties for an additional cost. During 2015, the Company sold one three-year extended LAESI warranty for $45,000, which is recorded in unearned revenue. The extended warranty will be amortized and revenue will be recognized proportionally over the life. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. During the year ended December 31, 2015 and 2014, the Company recorded accrued warranty expense of $50,000, respectively.

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

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the year ended December 31, 2015, the Company recorded royalty expenses of approximately $41,505 compared to $45,500 as of December 31, 2014. As of December 31, 2015, the Company’s accounts payable balance includes approximately $64,912 to GWU, of which approximately $54,693 was in arrears, for royalties on LAESI sales compared to $29,300 as of December 31, 2014.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

14. Commitments and Contingencies (continued)

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

In January 2014, the Company became a subcontractor to GWU in a multi-year project with the Defense Advanced Research Projects Agency (“DARPA”) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days of exposure. During the year ended December 31, 2015, the Company recorded royalty expenses of approximately $3,000 on REDIchip sales. As of December 31, 2015, the Company’s accounts payable balance includes approximately $33,000 to GWU, which includes the milestone commitment.

AGREEMENT WITH OMICS2IMAGE

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund €60,000 or $76,000 related to the COAST Project over the next twelve month period. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system. As of December 31, 2015, the Company had made two payment of €40,000 or $46,600 to Omics2Image.

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, to produce ten LAESI units and of December 31, 2015, the Company has received eight LAESI units. As of December 31, 2015, the Company has approximately $53,063 in outstanding commitments with Dynamic.

The Company had approximately $0 in outstanding commitments with Pantec for lasers related to the LAESI technology. As of December 31, 2015, the Company owed approximately $22,000 in payables due to Pantec.

15. Contingent Acquisitions

On March 31, 2015, the Company entered into a share purchase agreement, as amended on June 4, 2015 (the “Purchase Agreement”) with the shareholders of vivoPharm Pty. Ltd., a corporation organized under the laws of Australia (“vivoPharm”) to acquire 100% of the capital stock of vivoPharm and its subsidiaries (the “Acquisition”).  The purchase price for the vivoPharm shares is $12,063,084 (the “Purchase Price”), of which (i) $100,000.00 was payable by way of deposit prior to the closing of the Acquisition (the “Deposit”), to be credited as partial payment towards the Purchase Price, (ii) $5,690,280 is payable in cash at the closing of the Acquisition (the “Closing Cash Consideration”, together with the Deposit, the “Cash Consideration”) and (iii) the balance of $6,272,804 is payable in the form of 627,280.4 shares of the new Company’s 4% Series A Convertible Preferred Stock, with a liquidation value of $10.00 per share, to be issued to vivoPharm on the closing date of the Acquisition (“Series A Convertible Preferred Stock”).  On August 7, 2015 the Company and vivoPharm agreed to extend the closing date to Janaury 31, 2016.

As of December 31, 2015, the Company has not raised any funds for the Acquisition and the Company wrote off the $100,000 deposit. The agreement terminated on January 31, 2016.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

16. Evaluation of Subsequent Events

Sale of AzurRx Common Stock

Subsequent to December 31, 2015, the Company notified AzurRx of its intent to convert 30 of its Series A convertible Preferred Stock, $0.0001 par value per share, into shares of AzurRx common stock, $0.0001 par value per share, pursuant to the terms and conditions of the Certificate of Designations. The conversion rate was 24,393 shares of Common Stock per share of Series A Preferred Stock. The Company received 731,810 shares of AzurRx common stock upon conversion.

In addition, the Company entered into various Stock Purchase Agreements to sell shares of its AzurRx Common Stock and received aggregate proceeds of $587,100 from the sale.

Conversion of Accrued Interest and Accounts Payable

Subsequent to December 31, 2015, the Company’s Board of Directors authorized the conversion of an aggregate of $33,333 of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), an affiliate of Steven Antoline, who is a director of the Company, and $8,060 of accounts payable by the Company to Summit, into 165,573 shares of Common Stock at the rate of $0.25.

Stock Warrants

Subsequent to December 31, 2015, the Company issued warrants to purchase 450,000 shares of Common Stock to Summit as consideration for advances. The warrants are exercisable at an exercise price of $0.40 per share for a five year term.

Subsequent to December 31, 2015, the Company issued warrants to purchase 590,000 shares of Common Stock to West Virginia Jobs Investment Trust Board as consideration for modifying the terms of the loan agreement. The warrants are exercisable at an exercise price of $0.40 per share for a five year term.

Advances from Stockholders

Subsequent to December 31, 2015, the Company received advances equal to an aggregate of $45,000 from certain current directors and related parties. No terms of repayment have been specified on the aforementioned advances as of the filing date.

Convertible Note and Warrant

Subsequent to December 31, 2015, the Company entered into a Subscription Agreement with 1 accredited investor, pursuant to which the Company received an aggregate gross proceeds of $500,000 for the sale of an 23% original issue discount unsecured convertible note (the “Note”) due six months from funding. The Note includes legal fees of $5,000, which was added to the balance of the Note. The Note shall not accrue additional interest. The Company issued to the investor (a) the Note with a principal amount of $655,000, (b) 108,696 share of the Company’s Common Stock and (c) a five-year warrant to purchase up to 1,637,500 shares of Common Stock at an exercise price of $0.75, subject to adjustment in certain events as provided therein.

Upon an event of default as defined in the Debenture, the outstanding balance of the Note is convertible at the holder’s option into Common Stock at a conversion price equal to (initially) 70% of the lowest closing bid price for the Common stock in the twenty trading days immediately preceding the conversion, subject to adjustment in certain events as provided therein.

In connection with the Note, the Company paid to a FINRA registered broker dealer that acted as the placement agent an aggregate of approximately $60,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to purchase an aggregate of approximately 491,250 shares of Common Stock to the placement agent (or its designees) with an exercise price of $0.25 per share and term of five years.

