Form 10-Q
period 2016-03-31
Protea Biosciences Group, Inc.
filed 2016-05-13
CIK 1335103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-51474

Protea Biosciences Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2903252
(State or other jurisdiction	(I.R.S Employer Identification No.)
Of incorporation)

1311 Pineview Drive, Suite 501

Morgantown, West Virginia 26505

(Address of principal executive offices, including zip code)

(304) 292-2226

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,720,519 shares of common stock, par value $0.0001 per share, outstanding as of May 13, 2016.

PROTEA BIOSCIENCES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$6,450
Trade accounts receivable, net	318,462	195,823
Inventory	102,819	111,087
Prepaid expenses	43,120	98,231
Total current assets	464,401	411,591

Property and equipment, net	2,449,672	2,626,907
Other noncurrent assets	5,248	5,248
Total Assets	$2,919,321	$3,043,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities on short and long-term debt, net of discount	$1,811,381	$1,323,594
Accounts payable	1,278,506	1,338,367
Bank overdraft	264,661	–
Bank line of credit	3,000,000	3,000,000
Loans payable to stockholders, net of discount	2,626,500	2,574,500
Derivative liabilities	969,869	962,401
Other payables and accrued expenses	535,116	391,308
Total current liabilities	10,486,033	$9,590,170

Long-term debt, net of current maturities	1,613,420	1,726,158

Commitments and contingencies

Stockholders’ Deficit
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of March 31, 2016 and December 31, 2015)	–	–
Common stock ($0.0001 par value; 250,000,000 shares authorized; 133,570,519 and 133,146,250 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	13,357	13,315
Additional paid-in capital	71,489,476	71,311,572
Accumulated deficit	(80,683,152)	(79,597,608)
Accumulated other comprehensive income	187	139
Total Stockholders’ Deficit	(9,180,132)	(8,272,582)
Total Liabilities and Stockholders’ Deficit	$2,919,321	$3,043,746

See Accompanying Notes to Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Gross revenue	$475,338	$390,529
Cost of revenue	(204,375)	(144,566)
Gross profit	270,963	245,963

Selling, general and administrative expenses	(1,604,404)	(2,007,741)
Research and development expense	(232,610)	(382,750)
Loss from operations	(1,566,051)	(2,144,528)

Other income (expense)
Gain on sale of investment	637,100	–
Other income and currency exchange income	1,386	1,541
Interest expense	(150,329)	(164,050)
Debt conversion inducement cost	–	(60,419)
Loss on disposal of assets	(182)	(874)
Change in fair value of derivative liabilities	(7,468)	(599,168)
Total other income (expense)	480,507	(822,970)

Loss before income taxes	(1,085,544)	(2,967,498)
Provision for income taxes	–	–
Net loss	(1,085,544)	(2,967,498)
Foreign currency translation adjustment	48	(392)
Total comprehensive loss	$(1,085,496)	$(2,967,890)

Weighted average number of shares outstanding – basic and diluted	133,299,471	94,264,735

Net loss per share – basic and diluted	$(0.01)	$(0.03)

See Accompanying Notes to Consolidated Financial Statements

(this space intentionally left blank)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders’
	Par Value $0.0001		Par Value $0.0001		Paid-in Capital	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Income	(Deficit)

December 31, 2015	–	$–	133,146,250	$13,315	$71,311,572	$(79,597,608)	$139	$(8,272,582)

Issuance of common stock upon conversion of accrued interest	–	–	165,573	16	41,377	–	–	41,393
Issuance of common stock for services	–	–	150,000	15	37,485	–	–	37,500
Issuance of common stock with convertible debenture	–	–	108,696	11	27,163	–	–	27,174
Issuance cost of convertible debt	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	63,800	–	–	63,800
Stock warrants issued to debtholders	–	–	–	–	5,623	–	–	5,623
Stock warrants to be issued to placement agent	–	–	–	–	2,456	–	–	2,456
Net loss					–	(1,085,544)	–	(1,085,544)
Foreign currency translation adj.	–	–	–	–	–	–	48	48

March 31, 2016	–	$–	133,570,519	$13,357	$71,489,476	$(80,683,152)	$187	$(9,180,132)

See Accompanying Notes to Consolidated Financial Statements

(this space intentionally left blank)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,085,544)	$(2,967,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,993	174,721
Stock-based compensation	63,800	88,435
Issuance of common stock and warrants for services	38,445	9,196
Accretion of discount on debt	27,618	46,587
Debt conversion inducement cost	–	60,419
Capitalized interest on debt modification	–	–
Issuance of common stock with convertible debt	27,174	–
Loss on disposal of assets	182	874
Gain on sale of equity method investment	(637,100)	–
Bad debt expense	–	119,230
Change in fair value of derivatives	7,468	599,168
Net changes in assets and liabilities:
Trade accounts receivable	(122,639)	23,190
Prepaid expenses	55,111	(1,011)
Other receivables	–	(73,078)
Inventory	44,648	77,405
Trade accounts payable	(59,862)	241,031
Other payables and accrued expenses	185,201	164,143
Net cash used in operating activities	(1,296,505)	(1,437,188)

Cash flows from investing activities:
Purchase of and deposits on equipment	–	(16,168)
Proceeds from sale of equipment	25	8,755
Proceeds from sale of investment	637,100	–
Net cash provided by (used in) investing activities	637,125	(7,413)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net	–	571,323
Proceeds from short-term debt	500,000	–
Issuance costs for short-term debt	(60,000)	–
Bank overdraft	264,661	–
Proceeds from shareholder debt	109,500	678,000
Repayment of shareholder debt	(57,500)	(63,700)
Repayment of short and long-term debt	(7,783)	–
Repayment of long-term leases	(95,996)	–
Capitalized interest on debt modification	–	16,823
Net cash provided by financing activities	652,882	1,202,446
Effect of exchange rate changes on cash	48	(392)
Net decrease in cash	(6,450)	(242,547)
Cash, beginning of period	6,450	322,877
Cash, end of period	$–	$80,330

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$47,459	$41,160

Supplemental disclosure of non-cash investing and financing activities:
Financed equipment	$18,344	$85,974
Debt converted to preferred stock	–	550,261
Accrued interest converted to common stock	41,393	156,056
Issuance costs for short-term debt	5,000	–
Fair value of warrant committed to placement agent	2,456	170,418

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Description of Business and Basis of Presentation

The Company

Protea Biosciences Group, Inc. (referred to herein as “Protea,” “the Company,” “we,” “us” and “our”) is an emerging growth, molecular information company that has developed a revolutionary platform technology that enables the direct analysis, mapping, and display of biologically active molecules in living cells and tissue samples. The technology platform offers new, unprecedented capabilities useful to the pharmaceutical, diagnostic, clinical research, agricultural and life science industries. “Molecular information” refers to the generation and bioinformatic processing of very large data sets, known as “big data”, obtained by applying the Company’s technology to identify and characterize the proteins, metabolites, lipids and other molecules which are the biologically active molecular products of all living cells and life forms.

Our technology is used to improve pharmaceutical development and life science research productivity and outcomes, and to extend and add value to other technologies that are used in research and development, such as three-dimensional tissue models, biomarker discovery, synthetic biologicals, and mass spectrometry. In particular, the Company believes that its ability to rapidly provide comprehensive molecular image-based datasets addresses a universal need of the pharmaceutical, diagnostic and clinical research and life science industries.

The Company’s commercial development is centered on three lines of business:

•	Molecular information services – We believe that we are the commercial leader in providing multi-modal Mass Spectrometry Imaging (“MSI”), combining Laser Ablation Electrospray Ionization (“LAESI®”), Matrix Assisted Laser Desorption Ionization (“MALDI”) and optical microscopy. Our proprietary services enable the identification and quantitation of both small molecules (e.g., lipids and metabolites) and large molecules (e.g., proteins) and our services portfolio, inclusive of MSI, proteomics, metabolomics, lipidomics and bioinformatics is unique in the industry. Our clients include major pharmaceutical, chemical and biotechnology companies;
•	LAESI® Instruments, Software and Consumables – we offer our proprietary LAESI® DP-1000 instrument, software and bioanalytical consumables to corporate and academic research laboratories, and;
•	Molecular diagnostics and clinical research – we apply our multi-modal MSI technologies and workflows in partnership with top-tier medical research institutions to co-develop new molecular diagnostic tests that the company believes can be used to improve the diagnosis and prognosis of cancer and provide requisite information useful in predicting the outcome of cancer treatment. Our current test development programs target the differential diagnosis and prognosis of malignant melanoma and the molecular profiling of subpopulations of cells in lung adenocarcinoma.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Protea Biosciences Group, Inc. and its wholly-owned subsidiary, Protea Biosciences, Inc. In the opinion of management, these statements have been prepared on a basis consistent with the December 31, 2015 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of material intercompany transactions and balances, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. These unaudited, interim, consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations for the full fiscal year. These consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016 (“2015 Form 10-K”).

Certain amounts included in the Company’s consolidated statement of comprehensive loss for the three months ended March 31, 2015 have been reclassified to conform to 2016 classifications.

Emerging Growth Company

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an emerging growth company for up to five years following our initial public offering, that is, until February 2019, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes are the most important to the portrayal of the Company’s reported results of operations and financial condition and that require management’s most difficult, subjective or complex judgements, often as the result of the need to make estimates about the effects of matters that are inherently uncertain, is contained in Part II, Item 7 of our 2015 Form 10-K.

Recently Issued Accounting Pronouncements

There were no changes to the recently issued accounting pronouncements as described in the consolidated financial statements included in our 2015 Form 10-K, except as related to the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This standard update, which was issued in April 2015, requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Accordingly, the Company adopted ASU 2015-03 as of January 1, 2016; the adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

As mentioned above, as permitted under the JOBS Act, the Company has elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings as well as sales of certain assets. Substantially all the Company’s property and equipment are security for outstanding indebtedness. We will continue to require substantial funds to support our molecular information services business and advance global commercialization of our LAESI® instrument platform.

The Company has experienced negative cash flows from operations since inception. Since inception, our operations have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings and, from time-to-time, sales of certain assets. Management intends to continue to meet the Company’s operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization. We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as of March 31, 2016, the Company was in an overdraft position with its bank. The amount of the overdraft was $264,661. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt or use other methods such as guarantees by stockholders, if and when necessary to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

We may also consider the sale of additional assets or entering into a transaction such as a merger with a business complimentary to ours. As discussed in Note 3 Sale of Equity Method Investment, we raised net proceeds of $637,100 during the three months ended March 31, 2016 through sales of a portion of our ownership interest in AzurRx BioPharma, Inc. (“AzurRx”). Also, as discussed in Note 19 Evaluation of Subsequent Events, in April 2016 we sold an additional stake in AzurRx generating net proceeds of $625,000.

While we have been successful in raising funds and selling certain assets to fund our operations since inception and we believe that we will be successful in obtaining the necessary capital resources to fund our operations going forward, there are no assurances that we will be able to secure any additional funding or capital resources or the terms of such arrangements. These factors raise substantial doubt about our ability to continue as a going-concern.

The accompanying consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

2.	Gross Revenue

The Company recognizes revenue from three major components: molecular information services, LAESI® instrument platform, and research products. Gross revenue by component was as follows:

	Three Months Ended March 31,
	2016	2015
Molecular information services	$217,052	$170,645
LAESI® instrument platform	179,795	153,362
Research products	78,491	66,522
Gross revenue	$475,338	$390,529

3.	Gain on Sale of Investment

In the first quarter of 2016, the Company notified AzurRx of its intent to convert 71 shares of its Series A convertible preferred stock, $0.0001 par value per share (“AzurRx Preferred Stock”), the remaining shares of AzurRx Preferred Stock held by the Company, into shares of AzurRx common stock, $0.0001 par value per share (“AzurRx Common Stock”), pursuant to the terms and conditions of the Certificate of Designations. The conversion rate was 24,393.65 shares of AzurRx Common Stock per share of AzurRx Preferred Stock. The Company received 1,731,949 shares of AzurRx Common Stock upon conversion. The Company sold 1,016,941 shares of AzurRx Common Stock during the first quarter of 2016 receiving net proceeds of $637,100, all which had been collected by the end of March 2016.

As of March 31, 2016, the Company’s ownership interest in AzurRx included 815,757 shares of AzurRx Common Stock representing an ownership stake in AzurRx of 11% (on a fully diluted basis). The Company previously accounted for its investment in AzurRx using the “equity method.” However, the Company suspended the use of the equity method of accounting, for this investment in 2014 once the carrying amount of the investment had been reduced to $0. Considering the reduction in the Company’s interest in AzurRx during the first three months of 2016, the Company has discontinued the use of the “equity method” of accounting for this investment, and is now accounting for the investment under the cost method as fair market value is not readily determinable.

See also Note 19 Evaluation of Subsequent Events regarding the Company’s sale of additional AzurRx Common Stock in April 2016.

4.	Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. However, the Company has certain financial instruments that are embedded derivatives associated with capital raises and common stock purchase warrants. The Company evaluates all of its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB Accounting Standards Codification 815-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

5.	Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments

We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements.

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

The three levels of inputs used to measure fair value:

Level 1 –	quoted prices in active markets for identical assets or liabilities
Level 2 –	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 –	inputs that are unobservable (for example, the probability of a capital raise in a “binomial” methodology for valuation of a derivative liability directly related to the issuance of common stock warrants)

The Company has entered into certain financial instruments and contracts such as equity financing arrangements for the issuance of Common Stock, which include anti-dilution arrangements (“Down Round Protection”) and detachable warrants that are: (i) not afforded equity classification; (ii) embody risks not clearly and closely related to host contracts, or; (iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities at fair value at the issuance date. Subsequent changes in fair value are recorded through the consolidated statement of comprehensive loss. For the Company, the Level 3 financial liability is the derivative liability related to the common stock and warrants that include “Down Round Protection,” that are valued using the “Monte Carlo Simulation” technique. This technique, while the majority of inputs are Level 2, necessarily incorporates a capital raise assumption which is unobservable and, therefore, a Level 3 input.

As of March 31, 2016, a range of key quantitative assumptions related to the common stock and warrants that include “Down Round Protection” are as follows:

	Expected life (years)	Risk-free rate	Volatility	Probability of a capital raise
Derivative liabilities	1.62 – 3.08	0.21% and 0.73%	77.07%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to issuances of Common Stock, detachable warrants issued in conjunction with debt and Common Stock or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements as of March 31, 2016
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$792,135	$–	$–	$792,135
Derivative liabilities – warrants	177,734	–	–	177,734
Total	$969,869	$–	$–	$969,869

	Fair value measurements as of December 31, 2015
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$777,002	$–	$–	$777,002
Derivative liabilities – warrants	185,399	–	–	185,399
Total	$962,401	$–	$–	$962,401

The Company’s assessment of the probability of future capital raises is considered to be high. Such capital raise activities are estimated to take place at levels that are unlikely, but could possibly result in anti-dilution triggers (currently at $0.25 per share). The assumptions used for estimating future capital raises could be materially different from the actual results. Any such differences could materially impact the derivative liabilities and have a materially adverse effect on the Company’s results of operations and financial condition in the near term. The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2016
			Total fair value
	Derivative	Derivative	measurements
	liabilities –	liabilities –	using Level 3
	common stock	warrants	inputs
Balance as of January 1, 2016	$777,002	$185,399	$962,401
Warrant committed to placement agent (a)	–	2,456	2,456
Anti-dilution shares issued	–	–	–
Unrealized loss (income) on derivative liabilities	15,133	(10,121)	5,012
Recognition of derivative liabilities	–	–	–
Balance as of March 31, 2016	$792,135	$177,734	$969,869

(a)	See Note 14 Debt for additional information regarding this warrant

6.	Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of shares of Common Stock outstanding, or 133,299,471 and 94,264,735 for the three months ended March 31, 2016 and March 31, 2015, respectively. Common share equivalents (which may consist of stock options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 80,102,519 and 74,060,000 shares as of March 31, 2016 and March 31, 2015, respectively.

7.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	March 31, 2016	December 31, 2015
Work-in-progress	$91,144	$98,437
Finished goods	11,675	12,650
Total inventory	$102,819	$111,087

8.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 –10 years
Vehicle	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Lab equipment	$6,571,438	$6,617,038
Computer equipment	557,010	540,212
Office equipment	191,248	191,248
Leasehold improvements	212,730	212,730
Accumulated depreciation	(5,082,754)	(4,934,321)
Property and equipment, net	$2,449,672	$2,626,907

For the three months ended March 31, 2016 and March 31, 2015, depreciation expense was $158,993 and $174,721, respectively.

9.	Trade Accounts Receivable and Other Noncurrent Assets

Trade accounts receivable, net includes a bad debt allowance of $3,900 and $3,000 for March 31, 2016 and December 31, 2015, respectively.

Other noncurrent assets consisted of deposits totaling $5,248 as of March 31, 2016 and 2015.

10.	Bank Overdraft

As of March 31, 2016, the company held a bank overdraft of $264,661.

11.	Bank Line of Credit

A subsidiary of the Company has a line of credit with a bank that is authorized to $3,000,000 and payable on demand. The interest rate is variable and is 0.75% plus prime with a minimum rate of 5.87% per annum. The line of credit is subject to an annual review and certain covenants. As of March 31, 2016 and December 31, 2015, the outstanding balance was $3,000,000 with interest payable at 5.87% per annum. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member. As of the date of this report, the Company was one month in arrears on scheduled monthly interest payments on the line of credit.

12.	Loans Payable to Stockholders

During the three months ended March 31, 2016, the Company received advances equal to an aggregate of $109,500 from various directors and current stockholders of the Company. The Company repaid $57,500 to three directors during this period, which included payment of $15,000 of the $2,547,500 in aggregate advances and other loans payable to stockholders outstanding as of December 31, 2015. As of March 31, 2016, the outstanding balance of advances and other loans payable was $2,626,500, which included two interest-bearing promissory notes with a combined outstanding balance of $1,117,000 with two stockholders and $1,509,000 in outstanding advances from stockholders that have no terms of repayment and do not bear interest. See also Note 19 Evaluation of Subsequent Events related to additional advances from stockholders subsequent to March 31, 2016.

See Note 15 Common Stock related to the conversion of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a member of the Company’s Board of Directors, and account payable by the Company to Summit, into shares of Common Stock.

13.	Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	March 31, 2016	December 31, 2015
Accrued expenses	$87,376	$28,728
Accrued interest	126,953	108,731
Accrued warranty expense	65,000	50,000
Accrued payroll and benefits	155,304	124,183
Unearned revenue	100,483	79,666
Other payables and accrued expenses	$535,116	$391,308

14.	Debt

Short-Term Convertible Note

On March 4, 2016, the Company issued to St. George Investments LLC (“St. George Investments”), an accredited investor (as defined in Rule 501(a) under the Securities Act of 1933, as amended) a 23% original issue discount unsecured convertible note (the “March 2016 Convertible Note”) due September 4, 2016, with a principal amount of $655,000, for aggregate gross cash proceeds of $500,000, pursuant to the terms and conditions of a Securities Purchase Agreement dated March 4, 2016 (the “SPA”) between the Company and St. George Investments. In addition to the original issue discount of $150,000, the March 2016 Convertible Note amount includes legal fees of St. George Investments of $5,000. The March 2016 Convertible Note will not accrue additional interest. In connection with the issuance of the March 2016 Convertible Note, the Company issued to St. George Investments: (a) 108,696 shares of Company’s Common Stock (with a value of $27,174), and (b) a five-year warrant to purchase up to 1,637,500 shares of Common Stock at an exercise price of $0.75 per share, subject to adjustment in certain events as provided therein. Upon an event of default as defined in the March 2016 Convertible Note, the outstanding balance is convertible at the holder’s option into Common Stock at a conversion price equal to (initially) 70% of the lowest closing bid price for the Common Stock in the twenty (20) trading days immediately preceding the conversion, subject to adjustment in certain events as provided therein.

The relative fair value of the warrants were estimated to be $3,439, which was recorded as a discount to the March 2016 Convertible Note and will be accreted over the life of the loan. The Company recognized accretion expense of $536 related to the fair value of these warrants and interest expense of $23,387 related to the original issue discount during the three months ended March 31, 2016. As of March 31, 2016, the outstanding balance of the March 2016 Convertible Note was $655,000, which excludes unamortized discount and transaction costs of $129,516 and $65,000, respectively.

In connection with the March 2016 Convertible Note, the Company paid to a broker dealer registered with the Financial Industry Regulatory Authority that acted as the placement agent (“Placement Agent”) an aggregate of approximately $60,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 491,250 shares of Common Stock to the Placement Agent (or its designees) with an exercise price of $0.25 per share and a term of five (5) years. As of the date of this report, the warrants had not been issued the Placement Agent. However, the relative fair value of these warrants was estimated to be $2,456, which was recorded as additional paid-in capital.

Convertible Promissory Notes with WVJITB

The Company has outstanding two convertible promissory notes with the West Virginia Jobs Investment Trust Board (“WVJITB”). One is an 18-month note issued in March 2012 with a principal amount of $290,000 (“March 2012 Promissory Note”) and the second a 3-month note issued in April 2012 with principal amount of $400,000 (“April 2012 Promissory Note”). As of March 31, 2016, the principal balance of the March 2012 Promissory Note was $290,000 with the principal balance of the April 2012 Promissory Note having been reduced to $300,000 as the result of a payment made by the Company in 2013. Since the issuance of these notes, the Company and WVJITB have enacted several addendums to both notes, including extending the maturity dates and reducing the price of converting the notes into shares of Common Stock. Note 5 Long-term Debt in Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2015 Form 10-K provides details regarding these addendums.

On December 31, 2015, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to March 31, 2016. In return for the extension, in February 2016, the Company granted WVJITB a five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share. Effective as of March 31, 2016, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to September 30, 2016. In return for the extension, the Company will grant WVJITB another five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price to be determined by the Board of Directors. This addendum also granted WVJITB the option to convert $200,000 of the $300,000 outstanding principal balance of the April 2012 Promissory Notes to Common Stock at $0.50 per share at or prior to the revised maturity date. The Company would be required to pay WVJITB the remaining (unconverted) principal balance and all accrued and unpaid interest in cash on September 30, 2016. The warrants granted to WVJITB (the warrant granted in February 2016 and the one granted in May 2016) expire upon the Company completing an underwritten offering that results in net cash proceeds to the Company of at least $10.0 million, if such a transaction is completed before the end of the 5-year term.

Regarding the warrant granted to WVJITB in February 2016, the relative fair value at the issuance date, and the corresponding liability recorded for the warrant, was estimated at $1,239. The warrant will be marked-to-market at each balance sheet date with any change in fair value for a period recorded in other comprehensive income (loss) as either income or expense.

Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of March 31, 2016, the Company had six capital lease obligations outstanding with imputed interest rates ranging from 5.04% to 6.00%. The leases require 24 – 60 monthly payments and begin to expire in December 2016 through October 2019. These leases are secured by equipment with an aggregate cost of $1,507,623. As of March 31, 2016, the Company was current on all lease payments.

Total debts outstanding are as follows (table excludes the bank line of credit as discussed in Note 11 Bank Line of Credit and advances and other loans from stockholders as discussed in Note 12 Loans Payable to Stockholders):

	March 31, 2016	December 31, 2015
Note Payable to the WVDO (a)	$92,873	$100,656
Note Payable to the WVEDA (b)	143,312	143,312
Note Payable to the WVIJDC (c)	139,229	139,229
Note Payable to the WVEDA (b)	572,148	572,148
Note Payable to the WVIJDC (c)	581,987	581,987
Note Payable to the WVJITB	290,000	290,000
Note Payable to the WVJITB	300,000	300,000
Note Payable to the WVEDA (b)	168,362	168,362
Convertible Debentures	655,000	–
Capital leases	676,406	754,058
Total	3,619,317	3,049,752
Less: current portion	(1,811,381)	(1,323,594)
Less: unamortized discount	(129,516)	–
Less: debt issuance costs	(65,000)	–
Long-term portion	$1,613,420	$1,726,158

(a)	West Virginia Development Office
(b)	West Virginia Economic Development Authority
(c)	West Virginia Infrastructure and Jobs Development Council

(this space intentionally left blank)

Future required minimum principal repayments over the next five years are as follows (table excludes the bank line of credit as discussed in Note 11 Bank Line of Credit and advances and other loans from stockholders as discussed in Note 12 Loans Payable to Stockholders):

Future Required Minimum
Year Ended December 31, 2015	Principal Payments
2016	$1,879,047
2017	584,815
2018	378,115
2019	299,132
2020 and thereafter	478,208
Total	$3,619,317

15.	Common Stock

The Company is authorized to issue a total of 260,000,000 shares of stock, of which 250,000,000 shares are designated common stock, par value of $0.0001 per share with one vote in respect of each share held and no cumulative voting rights (“Common Stock”), and 10,000,000 are designated preferred stock, par value of $0.0001 per share with one vote in respect of each share held (“Preferred Stock”).There were no shares of Preferred Stock issued or outstanding as of December 31, 2015 and no such shares were issued during the three months ended March 31, 2016.

Conversion of Accrued Interest and Accounts Payable

In February 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $33,333 of accrued interest on promissory notes issued by the Company to Summit and $8,060 of account payable (or a total of $41,393) by the Company to Summit, into 165,573 shares of Common Stock at the rate of $0.25 per share. The transaction also included the issuance of warrants to purchase 450,000 shares of Common Stock. The warrants have an exercise price of $0.40 per share and a five-year term. The relative fair value of these warrants at the issuance date, and the corresponding liability recorded for these warrants at that date, was estimated at $945. These warrants will be marked-to-market at each balance sheet date with the change in fair value recorded in other comprehensive loss as either income or expense.

Advertising Services Agreement

In March 2016, the Company entered into an agreement with an advertising firm for certain services to be rendered to the Company over an estimated ninety (90) day period. Besides cash compensation, the agreement required the Company to issue 150,000 shares of Common Stock to the advertising firm as of the execution date of the agreement and an additional 150,000 shares to be issued to the advertising firm thirty (30) days from the execution date of the agreement, assuming the advertising firm is providing the services contemplated and the agreement has not otherwise been terminated. The value of the shares issued in March 2016 was $37,500, which was recorded as a consulting expense.

Common Stock issued are as follows:

		Price		Value of
	Shares	per	Gross	services	Par	Additional
	Issued	share	proceeds	obtained	value	paid-in capital (a)
Balance as of December 31, 2015	133,146,250	Various	$58,393,786	$2,359,303	$13,315	$60,740,153
Issuance (a)	108,696	$0.25	–	–	11	11
Issuance (b)	165,573	$0.25	–	41,377	16	41,393
Issuance (c)	150,000	$0.25	–	37,485	15	37,500
Balance as of March 31, 2016	133,570,519		$58,393,786	$2,438,165	$13,357	$60,819,057

(a)	Does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options
(b)	Issued for conversion of an aggregate of $33,333 of accrued interest on promissory notes and $8,060 of accounts payable; shares do not contain an anti-dilution provision
(c)	Issued to a consultant for services rendered; shares do not contain an anti-dilution provision

On December 1, 2015, the Company’s stockholders approved a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of Common Stock, within a range of no less than one-for-fifteen (1:15) and no more than one-for-twenty five (1:25), with such ratio to be determined by the Board of Directors, in its sole discretion (the “Reverse Split”), and with such Reverse Split to be effective at such time and date within one year after stockholder approval. As of the date of this report, the Company’s Board of Directors had not enacted the Reverse Split and, therefore, the information presented in this report does not include the effects of any such transaction.

16.	Stock Options and Stock-Based Compensation

In 2002, the Board adopted the 2002 Equity Incentive Plan (the “2002 Plan”) that governed equity awards to employees, members of the Board of Directors, and consultants of the Company. Under the 2002 Plan, 450,000 shares of Common Stock were reserved for issuance. From 2006 through 2012, the 2002 Plan was amended several times to increase the total number of shares authorized under this plan to 4,150,000 shares. In 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and, together with the 2002 Plan (the “Plans”), governs the equity awards to employees, members of the Board of Directors, and consultants of the Company. Under the 2013 Plan, an additional 12,500,000 shares of Common Stock was reserved for issuance.

The types of awards permitted under the Plans include qualified incentive stock options (“ISO”), non-qualified stock options (“NQO”), and restricted stock. Each stock option shall be exercisable at such times and subject to such terms and conditions as the Board of Directors may specify. Stock options generally vest over four (4) years and expire no later than ten (10) years from the date of grant.

A summary of stock option activity is as follows:

		Weighted	Weighted
		average	average remaining
		exercise	contractual life
	Stock options	price	(in years)
Outstanding as of December 31, 2015	10,050,086	$0.69	7.26
Granted	–	$–
Exercised	–	$–
Cancelled or expired	(195,000)	$0.32
Outstanding as of March 31, 2016	9,855,086	$0.70	6.98

Excercisable as of December 31, 2015	4,938,664	$1.01	5.59
Excercisable as of March 31, 2016	5,500,993	$0.95	5.38

The following table summarizes information about stock options at March 31, 2016:

Stock options outstanding				Stock options exercisable
			Weighted		Weighted
		Weighted average	average		average
		Remaining contractual	exercise		exercise
Exercise price	Outstanding	Life (in years)	price	Exercisable	price
$0.25	2,653,336			231,468
$0.48	150,000			18,750
$0.50	79,000			70,000
$0.53	595,000			111,563
$0.55	3,752,500			2,434,462
$0.80	320,000			320,000
$1.25	310,000			310,000
$1.50	1,781,000			1,781,000
$2.00	214,750			214,750
$0.25 – $2.00	9,855,086	6.98	$0.70	5,500,993	$0.95

As of March 31, 2016, the total aggregate intrinsic value for stock options currently exercisable and stock options outstanding was $0. These values represent the total pre-tax, intrinsic value based on the estimated fair value of the Company’s stock price of $0.14 as of March 31, 2016. No stock options were exercised in the three months ended March 31, 2016 or March 31, 2015.

The following table summarizes the activity of the Company’s stock options that have not yet vested:

		Weighted average
		grant-date fair
	Stock options	value (per option)
Non-vested as of December 31, 2015	5,111,422	$0.153
Granted	–	–
Forfeited	(195,000)	$0.042
Vested	(346,329)	$0.457
Non-vested as of March 31, 2016	4,570,093	$0.155

The fair value of non-vested stock options to be recognized in future periods is $638,004, which is expected to be recognized over a weighted average period of 2.19 years. The total fair value of stock options vested during the three months ended March 31, 2016 was $63,800 compared to $88,435 for the three months ended March 31, 2015.

Stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2016	2015
Selling, general, and administrative expense	$58,018	$77,705
Research and development expense	5,782	10,730
Total stock-based compensation	$63,800	$88,435

There were no stock options granted during the three months period ended March 31, 2016. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2015 was $0.23 per stock option.

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Weighted average risk-free interest rate	N/A	1.93%
Volatility factor	N/A	63.90%
Weighted average expected life (in years)	N/A	10
Dividend rate	N/A	0%

The Company utilizes a peer group to estimate its expected volatility assumptions used in the Black-Scholes option-pricing model. The Company completed an analysis and identified four similar public companies considering their industry, stage of life cycle, size, and financial leverage. Given the Company’s limited history with stock options, the Company’s expected term is based on an average of the contractual term and the vesting period of the options (the SEC Staff Accounting Bulletin No. 110, “Simplified” method).

17.	Warrants

See Note 12 Loans Payable to Stockholders and Note 14 Debt for information related to the issuance of warrants to Summit, WVJITB, and St. George’s Investments for the purchase of 450,000, 590,000, and 1,637,500 shares of Common Stock, respectively (a total of 2,677,500 shares), during the three months ended March 31, 2016. See also Note 19 Evaluation of Subsequent Events for information related to warrants issued after March 31, 2016.

As of March 31, 2016, warrants to purchase 73,551,019 shares of Common Stock were outstanding and exercisable. During the three months ended March 31, 2016, the Company recognized a total of $4,678 in interest expense from the accretion of discount related to warrants issued, $945 in debt conversion costs related to warrants issued as part of debt conversion consideration and $2,456 in placement agent fees as a result of an aggregate of 491,250 warrants earned. During the three months ended March 31, 2015, the Company recognized a total of $46,587 in interest expense, $60,419 in debt conversion costs and $9,196 in services related to the issuance of warrants.

		Weighted	Weighted
		average	average remaining
		exercise	contractual life
	Warrants	price	(in years)
Outstanding as of December 31, 2015	71,342,894	$0.77	2.37
Granted	2,677,500	$0.28	4.94
Exercised	–	$–
Cancelled or expired	(469,375)	$2.00
Outstanding as of March 31, 2016	73,551,019	$0.74	2.24

The following table summarizes information about stock warrants as of March 31, 2016:

Warrants outstanding
			Weighted
		Weighted average	average
		Remaining contractual	exercise
Exercise price	Outstanding	Life (in years)	price
$0.20	1,637,500
$0.25	4,654,145
$0.33	7,500,000
$0.38	17,676,098
$0.40	1,040,000
$0.45	1,730,000
$0.50	2,250,523
$0.75	11,065,144
$0.80	1,415,000
$1.10	19,054,350
$1.12	263,750
$2.00	3,869,800
$2.20	98,320
$2.25	1,296,389
$0.20 – $2.25	73,551,019	2.24	$0.74

18.	Commitments and Contingencies

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

Warranty Expenses

The Company provides for a one-year warranty with the sale of its LAESI® instrument. All other product warranties are ninety (90) days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company’s estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its products. As of March 31, 2016 and December 31, 2015, the Company has accrued warranty expense of $65,000 and $50,000, respectively.

(this space intentionally left blank)

University License Agreements

The Company has agreements with West Virginia University (“WVU”) and George Washington University (GWU) related to in-licensed technologies as follows:

WVU	The Company has entered into a License and Exclusive Option to License Agreement with the West Virginia University Research Corporation (“WVURC”), a nonprofit West Virginia corporation acting for and on behalf of WVU. Under the terms of this agreement, the WVURC has granted the Company an exclusive option to license technology from the laboratories of certain WVU principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide. Under the terms of this Agreement, the Company pays expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenue resulting from the sale of products and services that utilize the WVU subject technology.

GWU	In March 2009, the Company entered into an Exclusive License Agreement with GWU for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is laser ablation electrospray ionization, or LAESI, a new method of bioanalytical analysis that enables high throughput biomolecule characterization. Under the terms of this agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company has obtained a registered trademark for “LAESI®”. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company pays royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the three months ended March 31, 2016 and March 31, 2015, the Company recorded royalty expenses of $9,053 and $11,264, respectively. As of March 31 2016, the Company’s accounts payable balance included $100,596 to GWU, of which approximately $64,356 was in arrears, for royalties on LAESI® sales.

In November 2012, the Company entered into a Patent License Agreement with GWU for technology developed in the laboratory of Akos Vertes Ph.D. The technology field is Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (“LISMA”) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays (Nanophotonic arrays, or “NAPA”). Under the terms of this agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company is obligated to pay a license initiation fee of $25,000 and a minimum license diligence resources of $12,500 in year two and $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,500 for the next four quarters and $6,000 for each succeeding quarter. During the three months ended March 31, 2016, the Company recorded royalty expenses of $1,500 related to sales of REDIchip™. As of March 31, 2016, the Company’s accounts payable balance includes $4,500 payable to GWU related to this agreement.

In January 2014, the Company became a subcontractor to GWU in a multi-year project with the Defense Advanced Research Projects Agency (“DARPA”) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within thirty (30) days of exposure. We have commercialized a NAPA-based product out of this arrangement that is currently being sold to research laboratories performing small molecule analysis. This product is called REDIChip™ (an acronym for Resonance-Enhanced Desorption Ionization).

COAST Project

In 2014, the Company entered into an agreement with Omics2Image B.V. (“O2I”) related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (the “COAST Project”). As part of this arrangement, the Company agreed to commit €60,000 (approximately $76,000 at that time) to the COAST Project and O2I agreed to evenly share the value gained from the efforts as outlined within the scope of the project, which may include new intellectual property and the development of a commercial, integrated instrument system. As of March 31, 2016, the Company’s accounts payable balance included $22,380 payable to O2I related to this arrangement.

19.	Evaluation of Subsequent Events

Gain on Sale of Investment

In April 2016 the Company sold 500,000 shares of AzurRx Common Stock generating net proceeds of $625,000. After this sale, the Company held 315,757 shares AzurRx Common Stock representing a 4.27% ownership interest in AzurRx, on a fully-diluted basis. See also Note 3 Sale of Equity Method Investment.

Advances from Stockholders

Subsequent to March 31, 2016, the Company received aggregate advances of $64,500 from certain current directors and related parties. As of the date of this report, such outstanding balance of such advances was $2,676,500. No terms of repayment have been specified on the aforementioned advances. See also Note 12 Loans Payable to Stockholders.

Debt and Issuance of Warrants

As detailed in Note 14 Debt above, the Company entered into an addendum with WVJITB to extend the maturity date for two outstanding convertible promissory notes to September 30, 2016 from March 31, 2016. This addendum, effective March 31, 2016, includes the Company to grant WVJITB a five-year warrant for the purchase of 590,000 shares of the Company’s Common Stock at an exercise price of to be determined by the Board of Directors.

Issuance of Common Stock for Advertising Services

In April 2016 the Company issued 150,000 shares of Common Stock to an advertising firm for services rendered. The issuance was related to an agreement by which the advertising form was to provide certain advertising and marketing services in return for 300,000 shares of the Company’s Common Stock (payable in two installments) as well as cash payments, as stated in the agreement. See also Note 15 Common Stock.

(this space intentionally left blank)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of Protea Biosciences Group, Inc. (“we,” “us,” “our,” “Protea” or the “Company”) Annual Report to the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016 (“2015 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As discussed under Note 1 Description of Business and Basis of Presentation in Notes to Consolidated Financial Statements contained in Item I, Part 1 of this report, the Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).

OVERVIEW

Protea Biosciences Group, Inc. (referred to herein as “Protea,” “the Company,” “we,” “us” and “our”) is an emerging growth, molecular information company that has developed a revolutionary platform technology that enables the direct analysis, mapping, and display of biologically active molecules in living cells and tissue samples. The technology platform offers new, unprecedented capabilities useful to the pharmaceutical, diagnostic, clinical research, agricultural and life science industries. “Molecular information” refers to the generation and bioinformatic processing of very large data sets, known as “big data,” obtained by applying the Company’s technology to identify and characterize the proteins, metabolites, lipids and other molecules which are the biologically active molecular products of all living cells and life forms.

For a comprehensive discussion of the Company’s business, its strategy, products and services, competitive environment and related information please see Part I, Item 1 of the Company’s 2015 Form 10-K.

RESULTS OF OPERATIONS

The following section pertains to activity included in the Company’s Consolidated Statements of Comprehensive Loss (which are contained in Part I, Item 1 of this report).

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The Company recorded a net loss for the three months ended March 31, 2016 of $1,085,544. This result marked a substantial improvement over the net loss of $2,967,498 recorded for the three months ended March 31, 2015. The change reflects an increase in gross revenue, a related increase in cost of revenue, decreases in sales, general and administrative (“SG&A”) and research and development (“R&D”) expenses, and an increase in other income.

Gross revenue for the three months ended March 31, 2016 increased by 22% over the gross revenue recognized for the three months ended March 31, 2015, including increases in all three revenue components. Revenue from molecular information services increased by 27%. The increase reflects increases in both the number of customers for whom we performed services and the number of services projects completed in the quarter. Molecular information service customers include pharmaceutical, biotechnology, chemical and medical device companies.

We recorded revenue from the sale of one LAESI® device in both the three months ended March 31, 2016 and 2015. However, revenue for the three months ended March 31, 2016 was 17% higher than the comparable period in 2015 because the unit sold in the first quarter of 2016 was at an incrementally higher unit price and also included the sale of ancillary equipment. Customers for our LAESI® instrument platform mirror those for molecular information services. Revenue from research products increased by 18%. This increase primarily reflects an increase in revenue from sales of the Company’s REDIchip™ product.

For the three months ended March 31, 2016 versus the three months ended March 31, 2015, cost of revenue increased by 41% primarily related to an increase in personal costs and consumables attributable to molecular information services and an increase in costs associated with the LAESI® device, including component parts, royalty expenses, and warranty expense (associated with the sale of an extended warranty for the unit sold in the first quarter of 2016; the related revenue is recognized over the warranty period whereas the estimated warranty expense is recognized at the time of sale). The period-over-period increase in gross profit reflects the increase in sales and a partially offsetting increase in cost of revenue.

Selling, general and administrative (“SG&A”) expenses recognized during the three months ended March 31, 2016 were $1,604,404 or 20% less than the SG&A expenses recorded during the comparable period in 2015. The change reflects the Company’s efforts to reduce personnel costs, outside services, consulting expenses, and other activity recorded as SG&A expenses, in particular during the first nine months of 2015.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, research and development expenses decreased 39% primarily due to a decrease in costs associated with the development of the LAESI® instrument platform and Nanopost Array (“NAPA”) technologies (the latter includes the Company’s REDIchip™ product). Both of these products are now considered commercial products. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the Defense Advanced Research Projects Agency (“DARPA”) program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $40,678 for the three months ended March 31, 2016 versus $18,344 for the three months ended March 31, 2015. The amount and timing of future expenses and expense recovery related to our participation in this program are difficult to forecast considering the research and development nature of the collaboration.

The gain on sale of AzurRx Common Stock of $637,100 recorded during the first quarter of 2016 reflects the sale of 1,016,941 shares of AzurRx BioPharma, Inc. (“AzurRx”) Common Stock. The gain reflects proceeds resulting from the sale of the shares less transaction costs as the basis for the Company’s AzurRx investment had previously been reduced to $0. The Company sold an additional 500,000 shares of AzurRx Common Stock in April 2016 resulting in net proceeds of $625,000. See also Note 3 Sale of Equity Method Investment and Note 19 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s investment in AzurRx.

For the three months ended March 31, 2016, interest expense decreased 8%. As of March 31, 2016, interest-bearing indebtedness was $7,736,317 versus $7,205,047 as of March 31, 2015. The March 31, 2016 balance includes $655,000 related to a convertible debenture issued in March 2016. As of December 31, 2015, interest-bearing indebtedness was $7,166,752. There were no debt conversion inducement costs recognized in the first three months of 2016. The $60,419 recorded in the comparable period in 2015 reflects the fair value of warrants issued to Summit Resources, Inc. (“Summit”) related to the conversion of certain amounts due to Summit. See also Note 11 Bank Line of Credit, Note 12 Loans Payable to Stockholders, Note 14 Debt, and Note 19 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s short and long-term debt.

The Company recognized a minimal change in the fair value of derivative liabilities during the three months ended March 31, 2016 as there were no changes in the amount of derivative instruments outstanding versus December 31, 2015 and as compared with December 31, 2015, no changes in the assumptions underlying the calculation of estimated fair value of the derivative instruments. The amount recorded in this line item for the three months ended March 31, 2015 was primarily related to an increase in the estimated fair value during that quarter of the liabilities for warrants and anti-dilution arrangements associated with certain outstanding Common Stock. Detailed information regarding the fair value of the Company’s financial assets and liabilities, including the assumptions used to estimate the fair value of warrants and anti-dilution arrangements can be found in Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments in Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

The Company did not recognize a provision for income taxes for the three months ended March 31, 2016 or the comparable period in 2015. The Company has evaluated its income tax position in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740, Income Taxes, and determined that a full valuation allowance against its deferred tax asset was appropriate for both balance sheet dates. As of March 31, 2016, the Company had a deferred tax asset of approximately $28.2 million with a full, offsetting valuation allowance. Net operating loss (“NOL”) carryforwards totaled approximately $69.4 million as of March 31, 2016. These NOLs begin to expire in 2021 for both federal and state tax purposes.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on the assumption that the Company will continue as a going concern. As detailed below, the Company will require additional financial resources to continue its operations. If we cannot obtain additional financial resources through additional funding or the sale of assets, we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising additional financial resources, there can be no assurance regarding the terms of any asset sales or additional investment–any such investment or other strategic alternative would likely substantially dilute our current stockholders.

LIQUIDITY AND CAPITAL RESOURCES

The following section pertains to activity included in the Company’s Consolidated Balance Sheets and Consolidated Statement of Cash Flows, both of which are contained in Part I, Item 1 of this report.

As of March 31, 2016, the Company’s current assets totaled $464,401, current liabilities $10,486,033, and working capital was a deficit of $10,021,632. As of December 31, 2015, current assets totaled $411,591, current liabilities $9,590,170, and working capital was a deficit of $9,178,579. The increase in current assets reflects an increase in trade accounts receivable due primarily to an increase in sales for March 2016 as compared to December 2015.

Regarding current liabilities, the amounts categorized as accounts payable and other payables and accrued expenses totaled $1,813,622 and $1,729,675 as of March 31, 2016 and December 31, 2015, respectively, or an incremental increase of 5%. Other payables and accrued expenses included incremental increases in the items recorded in this line item, as listed in Note 13 in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company had a bank overdraft of $264,661 as of March 31, 2016 that represents payments by our bank of checks we issued in an amount that exceeded our cash balance with the bank as of that date. As detailed in Note 11 Bank Line of Credit, Note 12 Loans Payable to Stockholders, and Note 14 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company continues to have a substantial amount of indebtedness outstanding that is payable within twelve months, including amounts due to both third-parties and stockholder as well as a line-of-credit with a bank that of $3,000,000 that has “payable upon demand” terms.

Net cash used in operating activities for the three months ended March 31, 2016 totaled $1,296,505, which was a decrease of $140,683 or 10% from the net cash used in operating activities of $1,437,188 for the three months ended March 31, 2015. The largest factors for the improvement include a lower level of disbursements in the first quarter of 2016 for payables and inventory partially offset by less cash collected on trade receivables in the first quarter of 2016.

Net cash provided by investing activities for the three months ended March 31, 2016 totaled $637,125, which is the net proceeds from the sale of AzurRx Common Stock received during the period and proceeds from sale of equipment. Net cash used by investing activities for the three months ended March 31, 2015 was $7,413, net, that resulting from the purchase and sale of certain equipment.

Net cash provided by financing activities for the three months ended March 31, 2016 was $652,882 which was a decrease of $549,564 or 46% from the net cash provided by financing activities of $1,202,446 for the three months ended March 31, 2015. The first quarter of 2016 included proceeds from the issuance of a convertible debenture to an accredited investor of $500,000, payments of principal on short-term debt and for capital leases totaling $103,779 and payment of stockholder loans of $57,500. The first quarter of 2015 included proceeds from the sale of the Company’s Preferred Stock of $571,323 and proceeds from the issuance of a promissory note to a stockholder in the period of $678,000. As discussed below, the Company requires additional capital resources to fund future operations and to continue as a going concern.

Cash Requirements

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings as well as sales of certain assets. Substantially all the Company’s property and equipment are security for outstanding indebtedness. We will continue to require substantial funds to support our molecular information services business and advance global commercialization of our LAESI® instrument platform.

The Company has experienced negative cash flows from operations since inception. Since inception, our operations have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings and, from time-to-time sales of certain assets. Management intends to continue to meet the Company’s operating cash flow requirements by raising additional funds from the sale of equity or debt securities and possibly developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization. We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as of March 31, 2016, the Company was in an overdraft position with its bank. The amount of the overdraft was $264,661. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt or use other methods such as guarantees by stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

We may also consider the sale of additional assets or entering into a transaction such as a merger with a business complimentary to ours. As discussed in Note 3 Sale of Equity Method Investment, we raised proceeds of $637,100 during the three months ended March 31, 2016 through sales of a portion of our ownership interest in AzurRx BioPharma, Inc. (“AzurRx”). Also, as discussed in Note 19 Evaluation of Subsequent Events, in April 2016 we sold an additional ownership interest in AzurRx generating net proceeds of $625,000.

While we have been successful in raising funds and selling certain assets to fund our operations since inception and we believe that we will be successful in obtaining the necessary capital resources to fund our operations going forward, there are no assurances that we will be able to secure any additional funding or capital resources or the terms of such arrangements. These factors raise substantial doubt about our ability to continue as a going-concern.

The accompanying consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The Company is in immediate need of additional working capital in order to sustain its current level of operations. Based on our current spending levels, management estimates that the Company will need approximately $6,000,000 in additional working capital, net of cash flows from revenue, to maintain current operations for the next twelve calendar months. With a goal of raising additional capital in the third quarter of 2016 to at least meet our working capital needs through the end of 2016, we are working closely with our financial advisors to determine our tactical approach to the equity markets, with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from retail and/or institutional investing communities. However, there can be no assurance that we will be successful in raising additional capital on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES

For information regarding critical accounting policies see Note 1 Description of Business and Basis of Presentation in Notes to Consolidated Financial Statements, which are included in Part I, Item 1 of this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements please see Note 1 Description of Business and Basis of Presentation in Notes to Consolidated Financial Statements, which are included in Part I, Item 1 of this report.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer on the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2016. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses of our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weaknesses above, we believe that the Consolidated Financial Statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report to the SEC on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 16, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Conversion of Accrued Interest and Accounts Payable

In February 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $33,333 of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), and $8,060 of account payable by the Company to Summit, into 165,573 shares of Common Stock at the rate of $0.25 per share. The transaction also included the issuance of warrants to purchase 450,000 shares of Common Stock. The warrants have an exercise price of $0.40 per share and a five-year term.

Convertible Promissory Notes with WVJITB and Issuance of Warrants to WVJITB

The Company has outstanding two convertible promissory notes with the West Virginia Jobs Investment Trust Board (“WVJITB”). One is an 18-month note issued in March 2012 with a principal amount of $290,000 (“March 2012 Promissory Note”) and the second a 3-month note issued in April 2012 with principal amount of $400,000 (“April 2012 Promissory Note”). As of March 31, 2015, the principal balance of the March 2012 Promissory Note was $290,000 with the principal balance of the April 2012 Promissory Note having been reduced to $300,000 as the result of a payment made by the Company in 2013. Since the issuance of these notes, the Company and WVJITB have enacted several addendums to both notes, including extending the maturity dates and reducing the price of converting the notes into shares of Common Stock. Note 5 Long-term Debt in Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report to the SEC on Form 10-K provides details regarding these addendums.

On December 31, 2015, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to March 31, 2016. In return for the extension, in February 2016, the Company granted WVJITB a five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share. Effective as of March 31, 2016, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to September 30, 2016. In return for the extension, the Company will grant WVJITB another five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price to be determined by the Board of Directors. This addendum also granted WVJITB the option to convert $200,000 of the $300,000 outstanding principal balance of the April 2012 Promissory Notes to Common Stock at $0.50 per share at or prior to the revised maturity date. The Company would be required to pay WVJITB the remaining (unconverted) principal balance and all accrued and unpaid interest in cash on September 30, 2016. The warrants granted to WVJITB (the warrant granted in February 2016 and the one granted in May 2016) expire upon the Company completing an underwritten offering that results in net cash proceeds to the Company of at least $10.0 million, if such a transaction is completed before the end of the 5-year term.

Short-Term Convertible Note

On March 4, 2016, the Company issued to St. George Investments LLC (“St. George Investments”), an accredited investor (as defined in Rule 501(a) under the Securities Act of 1933, as amended) a 30% original issue discount unsecured convertible note (the “March 2016 Convertible Note”) due September 4, 2016, with a principal amount of $655,000, for aggregate gross cash proceeds of $500,000, pursuant to the terms and conditions of a Securities Purchase Agreement dated March 4, 2016 (the “SPA”) between the Company and St. George Investments. In addition to the original issue discount of $150,000, the March 2016 Convertible Note amount includes legal fees of St. George Investments of $5,000. The March 2016 Convertible Note will not accrue additional interest. In connection with the issuance of the March 2016 Convertible Note, the Company issued to St. George Investments: (a) 108,696 shares of Company’s Common Stock (with a value of $27,174), and (b) a five-year warrant to purchase up to 1,637,500 shares of Common Stock at an exercise price of $0.75 per share, subject to adjustment in certain events as provided therein. Upon an event of default as defined in the March 2016 Convertible Note, the outstanding balance is convertible at the holder’s option into Common Stock at a conversion price equal to (initially) 70% of the lowest closing bid price for the Common Stock in the twenty (20) trading days immediately preceding the conversion, subject to adjustment in certain events as provided therein.

The relative fair value of the warrants was estimated to be $3,439, which was recorded as a discount to the March 2016 Convertible Note and will be accreted over the life of the loan. The Company recognized accretion expense of $536 related to the fair value of these warrants and interest expense of $23,387 related to the original issue discount during the three months ended March 31, 2016. As of March 31, 2016, the outstanding balance of the March 2016 Convertible Note was $655,000, which excludes unamortized discount and transaction costs of $129,516 and $65,000, respectively.

In connection with the March 2016 Convertible Note, the Company paid to a broker dealer registered with the Financial Industry Regulatory Authority that acted as the placement agent (“Placement Agent”) an aggregate of approximately $60,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 491,250 shares of Common Stock to the Placement Agent (or its designees) with an exercise price of $0.25 per share and a term of five (5) years.

Advertising Services Agreement

In March 2016, the Company entered into an agreement with an advertising firm for certain services to be rendered to the Company over an estimated ninety (90) day period. Besides cash compensation, the agreement required the Company to issue 150,000 shares of Common Stock to the advertising firm as of the execution date of the agreement and an additional 150,000 shares to be issued to the advertising firm thirty (30) days from the execution date of the agreement, assuming the advertising firm is providing the services contemplated and the agreement has not otherwise been terminated.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-SB filed with the SEC on August 3, 2005)
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-SB filed with the SEC on August 3, 2005)
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of the State of Delaware on September 2, 2011 (incorporated by reference to the Company's Form 8-K filed with the SEC on September 9, 2011 and amended on November 14, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the SEC on June 24, 2013)
3.5	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Form 8-K filed with the SEC on November 5, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation filed with the Office of Secretary of State of the State of Delaware on July 1, 2015 (incorporated by reference to the Company's Form 8-K filed with the SEC on July 8, 2015)
10.1	Form of Securities Purchase Agreement by and between Protea Biosciences Group, Inc. and St. George Investments LLC dated March 4, 2016 (incorporated by reference to the Company's Form 8-K filed with the SEC on March 10, 2016)
10.2	Form of Convertible Promissory Note issued to St. George Investments LLC and effective as of March 4, 2016 (incorporated by reference to the Company's Form 8-K filed with the SEC on March 10, 2016)
10.3	Form of Warrant issued to St. George Investments LLC on March 4, 2016 (incorporated by reference to the Company's Form 8-K filed with the SEC on March 10, 2016)
10.4	Loan Modification and Warrant Issue Agreement dated December 30, 2015 by and between Protea Bioscience Group, Inc. and West Virginia Jobs Investment Trust Board (filed herewith)
10.5	Warrant to Purchase Common Stock granted to West Virginia Jobs Investment Trust Board on February 3, 2016 (filed herewith)
10.6	Loan Modification and Warrant Issue Agreement dated March 31, 2016 by and between Protea Biosciences Group, Inc. and West Virginia Jobs Investment Trust Board (filed herewith)
10.7	Media Advertising Agreement by and between Al & J Media Inc., and Protea Biosciences Group, Inc., dated as of March 16, 2016 (filed herewith)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 3902 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (filed herewith)
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protea Bioscience Group, Inc. (Registrant)

Dated: May 13, 2016	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, President and Director
(Principal Executive Officer, Interim Principal Financial and Accounting Officer)

(this space intentionally left blank)

