Form 10-Q
period 2016-06-30
Protea Biosciences Group, Inc.
filed 2016-08-15
CIK 1335103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

☐ Yes ☑ No

As of August 15, 2016 there were 133,720,519 shares of common stock, par value $0.0001 per share, outstanding.

PROTEA BIOSCIENCES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$174,005	$6,450
Accounts receivable, less allowance for doubtful accounts of $3,900 and $3,000 as of June 30, 2016 and December 31, 2015, respectively	375,081	195,823
Inventory	146,946	111,087
Prepaid expenses	122,047	98,231
Total current assets	818,079	411,591

Property and equipment, net	2,846,519	2,626,907
Deposits and other noncurrent assets	5,248	5,248
Total Assets	$3,669,846	$3,043,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities on short and long-term debt, net of discount	$3,437,516	$1,323,594
Accounts payable	1,299,203	1,338,367
Bank line of credit	–	3,000,000
Obligations to stockholders, net of discount	2,676,500	2,574,500
Derivative liabilities	1,689,218	962,401
Other current liabilities	507,520	391,308
Total current liabilities	9,609,957	9,590,170

Bank line of credit	3,000,000	–
Long-term debt, net of current maturities	1,918,508	1,726,158
Total Liabilities	14,528,465	11,316,328

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of June 30, 2016 and December 31, 2015)	–	–
Common stock ($0.0001 par value; 250,000,000 shares authorized; 133,720,519 and 133,146,250 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	13,372	13,315
Additional paid-in capital	71,618,843	71,311,572
Accumulated deficit	(82,490,749)	(79,597,608)
Accumulated other comprehensive (loss) income	(85)	139
Total Stockholders’ Deficit	(10,858,619)	(8,272,582)
Total Liabilities and Stockholders’ Deficit	$3,669,846	$3,043,746

See accompanying Notes to Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Gross revenue	$581,764	$458,076	$1,057,102	$848,605
Cost of revenue	(489,605)	(171,203)	(693,980)	(315,769)
Gross profit	92,159	286,873	363,122	532,836

Selling, general and administrative expenses	(1,388,139)	(1,782,828)	(2,992,542)	(3,790,569)
Research and development expenses	(139,502)	(306,615)	(372,112)	(689,365)
Loss from operations	(1,435,482)	(1,802,570)	(3,001,532)	(3,947,098)

Other income (expense)
Gains from sales of investment	675,000	–	1,312,100	–
Gains (losses) from disposal of assets	(329)	57,105	(511)	56,231
Gain from insurance recovery	45,952	–	45,952	–
Interest expense	(373,345)	(326,891)	(523,674)	(490,941)
Debt conversion inducement cost	–	–	–	(60,419)
Change in fair value of derivative liabilities	(719,349)	(237,014)	(726,817)	(836,182)
Other income (expense)	(45)	4,462	1,341	6,003
Total other income (expense)	(372,116)	(502,338)	108,391	(1,325,308)
Loss before income taxes	(1,807,598)	(2,304,908)	(2,893,141)	(5,272,406)
Provision for income taxes	–	–	–	–
Net loss	(1,807,598)	(2,304,908)	(2,893,141)	(5,272,406)
Foreign currency translation adjustment	(272)	657	(224)	265
Total comprehensive loss	$(1,807,870)	$(2,304,251)	$(2,893,365)	$(5,272,141)

Weighted average number of shares of Common stock outstanding – basic and diluted	133,687,552	106,157,191	133,494,583	100,243,815

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

See accompanying Notes to Consolidated Financial Statements

(this space intentionally left blank)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

							Accumulated
	Preferred stock		Common stock		Additional		other	Total
	par value $0.0001		par value $0.0001		paid-in capital	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Common Stock	deficit	income (loss)	Deficit

December 31, 2015	–	$–	133,146,250	$13,315	$71,311,572	$(79,597,608)	$139	$(8,272,582)

Issuance of common stock upon conversion of accrued interest	–	–	165,573	16	41,377	–	–	41,393
Issuance of common stock for services	–	–	300,000	30	74,970	–	–	75,000
Issuance of common stock with short-term convertible note	–	–	108,696	11	27,163	–	–	27,174
Warrants issued with short-term convertible notes	–	–	–	–	29,224	–	–	29,224
Warrants to be issued to Placement Agent	–	–	–	–	5,436	–	–	5,436
Anti-dilution warrants to be issued	–	–	–	–	6,878	–	–	6,878
Stock-based compensation	–	–	–	–	122,223	–	–	122,223
Net loss					–	(2,893,141)	–	(2,893,141)
Foreign currency translation adj.	–	–	–	–	–	–	(224)	(224)

June 30, 2016	–	$–	133,720,519	$13,372	$71,618,843	$(82,490,749)	$(85)	$(10,858,619)

See accompanying Notes to Consolidated Financial Statements

(this space intentionally left blank)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,893,141)	$(5,272,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319,128	356,055
Stock-based compensation	122,223	159,154
Issuance of common stock and warrants for services	75,000	191,683
Issuance of preferred and common stock for accrued interest	–	192,785
Accretion of original issue discount on short-term convertible notes	145,681	107,527
Accretion of warrants and debt issue costs on short-term convertible notes	105,255	117,041
Debt conversion inducement cost	–	60,419
Capitalized interest on debt modification	–	34,596
(Gains) losses from disposal of assets	511	(56,231)
Gains from sales of investment	(1,312,100)	–
Gain from insurance recovery	(45,952)	–
Bad debt expense	–	119,230
Expense from the change in fair value of derivative liabilities	726,817	836,182
Net changes in certain assets and liabilities:
Accounts receivable	(179,258)	(24,024)
Prepaid expenses	(23,816)	(151,723)
Inventory	521	149,379
Other noncurrent assets	–	(93,014)
Accounts payable	(39,164)	35,787
Other current liabilities	157,604	(20,020)
Net cash used in operating activities	(2,840,691)	(3,257,580)

Cash flows from investing activities:
Purchase of and deposits on equipment	(7,817)	(44,132)
Proceeds from sale of equipment	75	134,169
Proceeds from sale of investment	1,312,100	–
Proceeds from insurance recovery	45,952	–
Net cash provided by investing activities	1,350,310	90,037

Cash flows from financing activities:
Proceeds from advances from stockholders	176,375	848,000
Payments on advances from stockholders	(74,376)	–
Proceeds from issuances of debt to stockholders	–	200,000
Proceeds from issuances of debt	2,060,000	2,000,000
Payments of debt issuance costs	(302,707)	(309,345)
Payments on debt	(7,783)	(141,890)
Payments on capital leases	(193,349)	(169,325)
Proceeds from sale of preferred stock, net	–	538,327
Net cash provided by financing activities	1,658,160	2,965,767
Effect of exchange rate changes on cash	(224)	265
Net increase (decrease) in cash	167,555	(201,511)
Cash, beginning of period	6,450	322,877
Cash, end of period	$174,005	$121,366

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$122,354	$124,294

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired by capital lease	$567,888	$516,832
Debt converted to preferred stock	$–	$550,260
Dividends paid in preferred stock	$–	$156,056
Issuance of common stock upon conversion of accrued interest	$41,393	$–
Warrants to be issued to Placement Agent	$5,436	$170,418
Anti-dilution warrants to be issued	$6,878	$–
Debt issuance costs	$5,000	$–

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Description of Business and Basis of Presentation

The Company

Protea Biosciences Group, Inc. (referred to herein as “Protea,” “the Company,” “we,” “us” and “our”) is an emerging growth, molecular information company that has developed a revolutionary platform technology that enables the direct analysis, mapping and display of biologically active molecules in living cells and tissue samples. The technology platform offers new, unprecedented capabilities useful to the pharmaceutical, diagnostic, clinical research, agricultural and life science industries. “Molecular information” refers to the generation and bioinformatic processing of very large data sets, known as “big data,” obtained by applying the Company’s technology to identify and characterize the proteins, metabolites, lipids and other molecules which are the biologically active molecular products of all living cells and life forms.

Our technology is used to improve pharmaceutical development and life science research productivity and outcomes, and to extend and add value to other technologies that are used in research and development, such as three-dimensional tissue models, biomarker discovery, synthetic biologicals and mass spectrometry. In particular, the Company believes that its ability to rapidly provide comprehensive molecular image-based datasets addresses a universal need of the pharmaceutical, diagnostic and clinical research and life science industries.

The Company’s commercial development is centered on three lines of business:

•	Molecular information services – We believe that we are the commercial leader in providing multi-modal Mass Spectrometry Imaging (“MSI”), combining Laser Ablation Electrospray Ionization (“LAESI®”), Matrix Assisted Laser Desorption Ionization (“MALDI”) and optical microscopy. Our proprietary services enable the identification and quantitation of both small molecules (e.g., lipids and metabolites) and large molecules (e.g., proteins) and our services portfolio, inclusive of MSI, proteomics, metabolomics, lipidomics and bioinformatics is unique in the industry. Our clients include major pharmaceutical, chemical and biotechnology companies;
•	LAESI® instrument platform – we offer our proprietary LAESI® DP-1000 instrument, software and bioanalytical consumables to corporate and academic research laboratories, and;
•	Molecular diagnostics and clinical research – we apply our multi-modal MSI technologies and workflows in partnership with top-tier medical research institutions to co-develop new molecular diagnostic tests that the company believes can be used to improve the diagnosis and prognosis of cancer and provide requisite information useful in predicting the outcome of cancer treatment. Our current test development programs target the differential diagnosis and prognosis of malignant melanoma and the molecular profiling of subpopulations of cells in lung adenocarcinoma.

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

The consolidated results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations for the full fiscal year. These Consolidated Financial Statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016 (“2015 Form 10-K”).

Certain amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 have been reclassified to conform to 2016 classifications.

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

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures, and; (3) the requirement to provide only two years of audited financial statements instead of three years.

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

Recently Issued Accounting Pronouncements

There were no changes to the recently issued accounting pronouncements as described in the consolidated financial statements included in our 2015 Form 10-K, except as related to the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This standard update, which was issued in April 2015, requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Accordingly, the Company adopted ASU 2015-03 as of January 1, 2016; the adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

As mentioned above, as permitted under the JOBS Act, the Company has elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The Company’s Consolidated Financial Statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings as well as sales of certain assets. Substantially all of the Company’s property and equipment are security for outstanding indebtedness. We will continue to require substantial funds to support our molecular information services business and advance global commercialization of our LAESI® instrument platform and service outstanding debt obligations, including scheduled interest and principal payments and fulfilling payment obligations related to debt that has reached maturity.

The Company has experienced negative cash flows from operations since inception. Since inception, our operations have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings and, from time-to-time, sales of certain assets. Management intends to continue to meet the Company’s operating cash flow requirements by raising additional funds from the sale of equity or debt securities, the sale of certain assets, and possibly developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization. For example, we could also enter into a transaction such as a merger with a business that is complimentary to ours.

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. As part of these efforts, the Company has delayed payment to certain vendors and suppliers–as of June 30, 2016, the Company’s accounts payable balance of $1,299,203 included $1,168,426 that was overdue by terms, including $970,859 that was more than 90-days past due. In addition, as of the date of this report, the Company was in an overdraft position with its bank. The amount of the overdraft is estimated at $297,000. The Company is also in arrears on scheduled interest and principal payments on certain debt obligations, as discussed in more detail in Note 10 Obligations to Stockholders and Note 12 Debt. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

We have sold a majority of our investment in AzurRx BioPharma, Inc. (“AzurRx”) as a means of obtaining additional cash. As discussed in Note 3 Sales of Investment, we raised proceeds of $1,312,100 during the six months ended June 30, 2016 through sales of our ownership interest in AzurRx. Also, as discussed in Note 17 Evaluation of Subsequent Events, we sold an additional ownership interest in AzurRx in July 2016 generating net proceeds of $190,000. As of December 31, 2015 our ownership interest in AzurRx was 25% on a fully-diluted basis; our interest in AzurRx has been reduced to 1.7% after the July 2016 sale.

On May 27, 2016, the Company filed a Form S-1 Registration Statement (“Form S-1”) with the SEC with the goal of raising $15,000,000 from the sale of shares of the Company’s Common Stock (the target is net of underwriter’s commissions and estimated offering expenses). The proposed transaction also contemplates the sale by certain existing stockholders of shares of Common Stock previously issued to them by the Company, an aspect of the proposed transaction that will not generate any proceeds for the Company. The Form S-1, as amended, is part of the Company’s strategy to address its acute working capital needs, ensure it meets scheduled interest and principal payments on existing debt, retire certain outstanding debt obligations, and, in general, provide the Company with the financial resources it needs to execute its business objectives. There can be no assurance that we will be successful in completing the anticipated transaction, the net proceeds raised through such an offering or the terms and conditions of any such transaction.

Since inception, we have been successful in raising funds and selling certain assets to fund our operations and believe that we will be successful in obtaining the necessary capital resources to fund our operations going forward; however, there are no assurances that we will be able to secure any additional funding or capital resources or the terms and conditions of any such arrangements. These factors raise substantial doubt about our ability to continue as a going-concern.

The accompanying Consolidated Financial Statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

(this space intentionally left blank)

2.	Gross Revenue

The Company recognizes revenue from three major components: molecular information services, LAESI® instrument platform and research products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Molecular information services	$494,821	$219,064	$711,873	$389,708
LAESI® instrument platform	7,126	152,625	186,921	305,987
Research products	79,817	86,387	158,308	152,910
Gross revenue	$581,764	$458,076	$1,057,102	$848,605

3.	Sales of Investment

In the first quarter of 2016, the Company notified AzurRx of its intent to convert 71 shares of its Series A convertible preferred stock, $0.0001 par value per share (“AzurRx Preferred Stock”), the remaining shares of AzurRx Preferred Stock held by the Company, into shares of AzurRx common stock, $0.0001 par value per share (“AzurRx Common Stock”), pursuant to the terms and conditions of the Certificate of Designation of AzurRx. The conversion rate was 24,393.65 shares of AzurRx Common Stock per share of AzurRx Preferred Stock. The Company received 1,731,949 shares of AzurRx Common Stock upon conversion. The Company sold 1,016,941 shares of AzurRx Common Stock during the first quarter of 2016 receiving net proceeds of $637,100. The Company sold an additional 550,000 shares during the second quarter of 2016 receiving net proceeds of $675,000.

As of June 30, 2016, the Company’s ownership interest in AzurRx included 265,757 shares of AzurRx Common Stock, which represented an ownership stake in AzurRx of 3.6% (on a fully-diluted basis). The Company previously accounted for its investment in AzurRx using the “equity method.” However, considering the reduction in the Company’s interest in AzurRx during the three months ended March 31, 2016, the Company discontinued the use of the “equity method” of accounting for this investment and is now accounting for the investment under the cost method.

In July 2016, the Company sold an additional 140,000 shares of AzurRx Common Stock generating net proceeds of $190,000. After this sale, the Company held 125,757 shares AzurRx Common Stock, which represented an ownership stake in AzurRx of 1.7% (on a fully-diluted basis).

4.	Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. However, the Company has certain financial instruments that are embedded derivatives associated with capital raises and common stock purchase warrants. The Company evaluates all of its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB Accounting Standards Codification 815-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity. See also Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments.

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

The Company has issued certain financial instruments, such as convertible debt and equity financing arrangements, which include variable conversion rates, anti-dilution provisions (“down-round protection”) and detachable warrants that are: (i) not afforded equity classification; (ii) embody risks not clearly and closely related to host contracts, or; (iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities at fair value at the issuance date. Subsequent changes in fair value are recorded through the Consolidated Statement of Operations and Comprehensive Loss. For the Company, the Level 3 financial liability is the derivative liability related to the common stock and warrants that include “down-round protection,” that are valued using the “Monte Carlo Simulation” technique. This technique, while the majority of inputs are Level 2, necessarily incorporates a capital raise assumption which is unobservable and, therefore, a Level 3 input.

As of June 30, 2016, a range of key quantitative assumptions related to the common stock and warrants that include “Down Round Protection” are as follows:

	Expected life (years)	Risk-free rate	Volatility	Probability of a capital raise
Derivative liabilities	1.37 – 4.75	0.26% and 0.58%	77.27%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to financial instruments that are convertible into shares of the Company’s Common Stock (in particular, convertible notes with variable conversion rates), warrants issued in conjunction with debt and Common Stock issuances or warrants issued to a Placement Agent related to the sale of financial instruments. See also Note 12 Debt and Note 15 Warrants.

The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements as of June 30, 2016
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$1,274,980	$–	$–	$1,274,980
Derivative liabilities – warrants	225,104	–	–	225,104
Derivative liabilities – convertible debt	189,134	–	–	189,134
Total	$1,689,218	$–	$–	$1,689,218

	Fair value measurements as of December 31, 2015
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – common stock	$777,002	$–	$–	$777,002
Derivative liabilities – warrants	185,399	–	–	185,399
Total	$962,401	$–	$–	$962,401

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

(this space intentionally left blank)

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2016
				Total fair value
	Derivative liabilities			measurements
	Common		Convertible	using Level 3
	stock	Warrants	debt	inputs
Balance as of January 1, 2016	$777,002	$185,399	$–	$962,401
Unrealized loss (income) on derivative liabilities outstanding as of December 31, 2015	497,978	8,101	–	506,079
Fair value of variable conversion rate for convertible debentures issued in 2016 (a)	–	–	189,134	189,134
Fair value of derivative liabilities associated with other financial instruments issued in 2016 (b)	–	31,604	–	31,604
Balance as of June 30, 2016	$1,274,980	$255,104	$189,134	$1,689,218

(a)	See also Note 12 Debt
(b)	See also Note 15 Warrants

6.	Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of shares of Common Stock outstanding, or 133,687,552 and 133,494,583 for the three and six months ended June 30, 2016, respectively; for the comparative periods in 2015, weighted average number of shares of Common Stock outstanding was 106,157,191 and 100,243,815, respectively. Common share equivalents (which may consist of stock options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share were 103,624,925 and 79,823,000 shares as of June 30, 2016 and June 30, 2015, respectively.

7.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	June 30, 2016	December 31, 2015
Work-in-progress	$137,328	$98,437
Finished goods	9,618	12,650
Total inventory	$146,946	$111,087

8.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 – 10 years
Vehicles	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015
Lab equipment	$7,128,799	$6,617,038
Computer equipment	554,167	540,212
Office equipment	191,248	191,248
Leasehold improvements	212,730	212,730
Accumulated depreciation	(5,240,425)	(4,934,321)
Property and equipment, net	$2,846,519	$2,626,907

For the three and six months ended June 30, 2016, depreciation expense was $160,135 and $319,128, respectively. For the three and six months ended June 30, 2015, depreciation expense was $181,084 and $356,055, respectively.

During the three months ended June 30, 2016, the Company received proceeds from an insurance claim of $45,952. The claim resulted from a power outage.

9.	Bank Line of Credit

The Company has a line of credit with a bank that is authorized to $3,000,000. The interest rate is variable and equal to 0.75% plus prime with a minimum rate of 5.87% per annum. The line of credit is subject to an annual review and certain covenants. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member. On June 20, 2016, the Company and the bank entered into an agreement that established July 12, 2018 as the maturity date for the outstanding balance of the line of credit, which was $3,000,000 as of June 30, 2016 and December 31, 2015. As a result, the outstanding balance of the line of credit has been reclassified to long-term liabilities; previously, the “payable upon demand” payment terms required the outstanding balance to be presented as a current liability.

10.	Obligations to Stockholders

During the six months ended June 30, 2016, the Company received advances equal to an aggregate of $176,375 from various directors and current stockholders of the Company. The Company repaid $74,375 to three directors during this period, which included payment of $32,500 of the $2,547,500 in aggregate advances and other loans payable to stockholders outstanding as of December 31, 2015. As of June 30, 2016, the outstanding balance of advances and other loans payable to stockholders was $2,676,500, which included two interest-bearing promissory notes with a combined outstanding balance of $1,117,000 with two stockholders and $1,559,500 in outstanding advances from stockholders. The advances have no terms of repayment and do not bear interest. See also Note 17 Evaluation of Subsequent Events related to activity related to advances from stockholders subsequent to June 30, 2016.

On May 31, 2016, one of the two outstanding interest-bearing promissory notes with a stockholder reached maturity. As of the date of this report, the Company had not made the required payment of $200,000 to the note holder. In early August 2016, the Company and the stockholder reached a verbal agreement whereby the Company would make the payment to the stockholder no later than September 30, 2016 for the deferred amount as well as interest on the balance through the revised maturity date.

See Note 13 Common Stock related to the conversion of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a member of the Company’s Board of Directors, and accounts payable by the Company to Summit, into shares of Common Stock.

11.	Other Current Liabilities

Other current liabilities consist of the following at:

	June 30, 2016	December 31, 2015
Accrued expenses	$35,209	$28,728
Accrued interest	192,157	108,731
Accrued warranty expense	64,293	50,000
Accrued payroll and benefits	147,628	124,183
Unearned revenue	68,233	79,666
Other payables and accrued expenses	$507,520	$391,308

12.	Debt

Short-Term Convertible Notes Issued in May and June 2016

In May and June 2016, the Company issued a series of 20% original issue discount unsecured convertible debentures (the “Second Quarter 2016 Convertible Debentures”) to 34 accredited investors (as defined in Rule 501(a) under the Securities Act of 1933, as amended, or “Accredited Investors”) pursuant to the terms and conditions of a Subscription Agreement by between the Company and each Accredited Investor. The face amount of the underlying debentures issued during the three months ended June 30, 2016 was $1,950,000 and the aggregate gross cash proceeds to the Company were $1,560,000. Each underlying debenture has a six-month maturity from issuance; maturities for the Second Quarter 2016 Convertible Debentures include $448,750 and $1,501,250 in November 2016 and December 2016, respectively. In addition to the original issue discount on these debentures, which totaled $390,000, the debentures accrue additional interest at a rate of 10.0% per annum. At the Company’s option, assuming certain conditions are met, the Company can issue shares of Common Stock in lieu of making cash interest payments. In addition, for debentures that reach maturity (i.e., they are not converted to Common Stock), the Company has the option to pay the principal and any unpaid accrued interest in shares of Common Stock, assuming certain conditions are met. Each debenture may be converted into Common Stock voluntarily by the holder at any time after issuance and until the debenture is no longer outstanding. However, if the Company should complete a public offering of Common Stock (or any security convertible into or exercisable or exchangeable for shares of Common Stock) before maturity of any of the underlying debentures, on the date of closing of such offering any outstanding principal amount and accrued and unpaid interest automatically converts into shares of the Company’s Common Stock at the applicable conversion rate (“Automatic Conversion”). Each underlying debenture is voluntarily convertible by the holder into shares of Common Stock at $0.25 per share and, for Automatic Conversion, the conversion rate is the lower of $0.25 per share or a per share rate that is equal to 85% of the price per share to the public of any Common Stock sold in a public stock offering (for either method of conversion, the conversion amount being the face amount of the debenture plus any accrued but unpaid interest at the conversion date). As noted above under Note 1 Description of Business and Basis of Presentation, the Company is currently undertaking a public offering of its Common Stock. See Note 15 Warrants related to warrants that were granted to the Second Quarter 2016 Convertible Debentures investors and warrants granted to the Placement Agent for the Second Quarter 2016 Convertible Debentures. During the three months ended June 30, 2016, the Company recognized interest expense of $82,941 related to the accretion of original issue discount, debt issuance costs, and fair value of warrants associated with these debentures. As of June 30, 2016, the outstanding balance of the Second Quarter 2016 Convertible Debenture was $1,374,892, which excludes unamortized original issue discount, debt issuance costs, and the fair value of warrants of $342,707, $210,305, and $22,097, respectively.

In connection with the issuance of the Second Quarter 2016 Convertible Debentures, the Company paid to a broker dealer registered with the Financial Industry Regulatory Authority (“FINRA”) that acted as the placement agent (“Placement Agent”) an aggregate of approximately $187,200 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 1,365,000 shares of Common Stock to the Placement Agent (or its designees) with an exercise price of $0.25 per share and a term of three (3) years. As of the date of this report, these warrants had not been issued the Placement Agent. However, the relative fair value of these warrants was estimated to be $25,343, which was recorded as additional paid-in capital.

As discussed under Note 17 Evaluation of Subsequent Events, the Company issued additional, similar convertible debentures and accompanying warrants in July 2016.

Short-Term Convertible Note issued in March 2016

On March 4, 2016, the Company issued to St. George Investments LLC (“St. George Investments”), an Accredited Investor, a 23% original issue discount unsecured convertible note (the “March 2016 Convertible Note”) due September 4, 2016, with a principal amount of $655,000, for aggregate gross cash proceeds of $500,000, pursuant to the terms and conditions of a Securities Purchase Agreement dated March 4, 2016 between the Company and St. George Investments. In addition to the original issue discount of $150,000, the March 2016 Convertible Note amount includes legal fees of St. George Investments of $5,000. The March 2016 Convertible Note will not accrue additional interest. In connection with the issuance of the March 2016 Convertible Note, the Company issued to St. George Investments: (a) 108,696 shares of Company’s Common Stock (with a value of $27,174), and (b) a five-year warrant to purchase up to 1,637,500 shares of Common Stock at an exercise price of $0.75 per share, subject to adjustment in certain events as provided therein (“St. George Investments Warrant”). Upon an event of default as defined in the March 2016 Convertible Note, the outstanding balance is convertible at the holder’s option into Common Stock at a conversion price equal to (initially) 70% of the lowest closing bid price for the Common Stock in the twenty trading days immediately preceding the conversion, subject to adjustment in certain events as provided therein.

The relative fair value of the St. George Investments Warrant was estimated to be $12,773, which was recorded as a discount to the March 2016 Convertible Note and is being accreted to interest expense over the term of the loan. The relative fair value of the Common Stock issued to St. George Investments was $27,174, which was recorded as a discount against the note and will be accreted over the life of the note. The Company recognized accretion expense of $66,391 related to the fair value of these warrants, common stock and transaction costs and interest expense of $75,000 related to the original issue discount during the three months ended June 30, 2016. For the six months ended June 30, 2016, the Company recognized accretion expense of $66,928 and interest expense of $98,387 related to the March 2016 Convertible Note. As of June 30, 2016, the outstanding balance of the March 2016 Convertible Note was $655,000, which excludes unamortized original issue discount, debt issuance costs, and the fair value of warrants and Common Stock of $51,613, $22,389, $4,398 and $11,232, respectively.

In connection with the March 2016 Convertible Note, the Company paid to a Placement Agent an aggregate of approximately $60,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 491,250 shares of Common Stock to the Placement Agent (or its designees) with an exercise price of $0.25 per share and a term of three years. As of the date of this report, the warrants had not been issued the Placement Agent. However, the relative fair value of these warrants was estimated to be $2,456, which was recorded as additional paid-in capital.

See Note 15 Warrants below related to the triggering of an anti-dilution provision included in the St. George Investments Warrant in May 2016.

Convertible Promissory Notes with WVJITB

The Company has outstanding two convertible promissory notes with the West Virginia Jobs Investment Trust Board (“WVJITB”). One is an 18-month note issued in March 2012 with a principal amount of $290,000 (“March 2012 Promissory Note”) and the second a 3-month note issued in April 2012 with principal amount of $400,000 (“April 2012 Promissory Note”). As of June 30, 2016, the principal balance of the March 2012 Promissory Note was $290,000 with the principal balance of the April 2012 Promissory Note having been reduced to $300,000 as the result of a payment made by the Company in 2013. Since the issuance of these notes, the Company and WVJITB have enacted several addendums to both notes, including extending the maturity dates and reducing the price of converting the notes into shares of Common Stock. Note 5 Long-term Debt in Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2015 Form 10-K provides details regarding these addendums.

On December 31, 2015, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to March 31, 2016. In return for the extension, in February 2016, the Company granted WVJITB a five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share. Effective as of March 31, 2016, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to September 30, 2016. In return for the extension, the Company will grant WVJITB another five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price to be determined by the Board of Directors. This addendum also granted WVJITB the option to convert $200,000 of the $300,000 outstanding principal balance of the April 2012 Promissory Notes to Common Stock at $0.50 per share at or prior to the revised maturity date. The Company would be required to pay WVJITB the remaining (unconverted) principal balance and all accrued and unpaid interest in cash on September 30, 2016. The warrants granted to WVJITB (the warrant granted in February 2016 and the one granted in May 2016) expire upon the Company completing an underwritten offering that results in net cash proceeds to the Company of at least $10.0 million, if such a transaction is completed before the end of the five-year term. Regarding the warrant granted to WVJITB in February 2016 and May 2016, the relative fair value at the issuance date, and the corresponding liability recorded for the warrant, was estimated at $2,478.

Promissory Note with WVDO

As of June 30, 2016, the Company was five months is arrears on scheduled principal and interest payments on an outstanding note payable to the West Virginia Development Office (“WVDO”). The deferral amount totaled $40,173. As of the date of this report, the Company had fallen an another month behind, or an additional $8,035. In early August 2016, the Company and WVDO reached a verbal agreement whereby the Company would make a payment to WVDO no later than September 30, 2016 for the deferred amount as well as the payments scheduled for August and September.

Capital Leases

In June 2016, the Company entered into a new four-year capital lease for three pieces of equipment that had a value of $549,543. The equipment is used to generate services revenue.

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of June 30, 2016, the Company had seven capital lease obligations outstanding with imputed interest rates ranging from 5.04% to 9.45%. The capital leases require 24 – 60 monthly payments and expire in December 2016 – June 2020. These leases are secured by equipment with an aggregate cost of $1,831,471. As of June 30, 2016, the Company was current on all capital and operating lease payments.

Total debts outstanding, including capital lease obligations, are as follows (table excludes the outstanding balance of the bank line of credit as of December 31, 2015 because the outstanding balance was presented as a current liability at that date as discussed in Note 9 Bank Line of Credit; table excludes advances and other loans from stockholders as discussed in Note 10 Obligations to Stockholders):

	June 30, 2016	December 31, 2015
Note Payable to the WVDO	$92,873	$100,656
Note Payable to the WVEDA (a)	143,312	143,312
Note Payable to the WVIJDC (b)	139,229	139,229
Note Payable to the WVEDA (a)	572,148	572,148
Note Payable to the WVIJDC (b)	581,987	581,987
Note Payable to the WVJITB	289,628	290,000
Note Payable to the WVJITB	299,628	300,000
Note Payable to the WVEDA (a)	168,362	168,362
Convertible debentures	2,605,000	–
Capital leases	1,128,597	754,058
Bank line of credit	3,000,000	–
Total	9,020,764	3,049,752
Less: current portion	(3,437,516)	(1,323,594)
Less: unamortized original-issue discount	(232,693)	–
Less: unamortized debt issuance costs	(432,047)	–
Long-term portion	$4,918,508	$1,726,158

(a)	West Virginia Economic Development Authority
(b)	West Virginia Infrastructure and Jobs Development Council

Future required minimum principal repayments over the next five years are as follows (table excludes advances and other loans from stockholders as discussed in Note 10 Obligations to Stockholders):

Future required minimum
Year Ended December 31:	principal payments
2016	$3,788,873
2017	709,169
2018	3,514,743
2019	449,246
2020 and thereafter	558,733
Total	$9,020,764

13.	Common Stock

The Company is authorized to issue a total of 260,000,000 shares of stock, of which 250,000,000 shares are designated common stock, par value of $0.0001 per share with one vote in respect of each share held and no cumulative voting rights (“Common Stock”), and 10,000,000 are designated preferred stock, par value of $0.0001 per share with one vote in respect of each share held (“Preferred Stock”). There were no shares of Preferred Stock issued or outstanding as of December 31, 2015 and no such shares were issued during the six months ended June 30, 2016.

Conversion of Accrued Interest and Accounts Payable

In February 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $33,333 of accrued interest on promissory notes issued by the Company to Summit and $8,060 of account payable (or a total of $41,393) by the Company to Summit, into 165,573 shares of Common Stock at the rate of $0.25 per share. The transaction also included the issuance of warrants to purchase 450,000 shares of Common Stock. The warrants have an exercise price of $0.40 per share, a five-year term and do not contain an anti-dilution provision. The relative fair value of these warrants at the issuance date, and the corresponding liability recorded for these warrants at that date, was estimated at $945.

Advertising Services Agreement

In March 2016, the Company entered into an agreement with an advertising firm for certain services to be rendered to the Company over an estimated ninety-day period (the “Media Advertising Agreement”). Besides cash compensation, the Media Advertising Agreement required the Company to issue 150,000 shares of Common Stock to the advertising firm as of the execution date of the agreement and an additional 150,000 shares to be issued to the advertising firm thirty days from the execution date of the agreement. The value of the shares issued in March 2016 and April 2016 was $37,500 for each issuance with each amount recorded as consulting expense in the month of issuance. See also Note 17 Evaluation of Subsequent Events for information regarding a similar arrangement the Company entered into in July 2016.

Common Stock issued and outstanding is as follows:

	Shares	Price		Estimated
	issued and	per	Gross	fair value at	Par	Additional
	outstanding	share	proceeds	issuance	value	paid-in capital
Balance as of December 31, 2015	133,146,250	Various	$58,393,786	$2,359,303	$13,315	$60,740,153
Issuance (a)	165,573	$0.25	–	41,393	16	41,377
Issuance (b)	108,696	$0.25	–	27,174	11	27,163
Issuance (c)	300,000	$0.25	–	75,000	30	74,970
Balance as of June 30, 2016	133,720,519		$58,393,786	$2,502,870	$13,372	$60,883,663

(a)	See above under Conversion of Accrued Interest and Accounts Payable
(b)	Shares issued in conjunction with the March 2016 Convertible Note (see Note 12 Debt)

(c) See above under Advertising Services Agreement

On December 1, 2015, the Company’s stockholders approved a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of Common Stock, within a range of no less than one-for-fifteen (1:15) and no more than one-for-twenty-five (1:25), with such final ratio to be determined by the Board of Directors, in its sole discretion (the “Reverse Split”), and with such Reverse Split to be effective at such time and date within one year after stockholder approval. As of the date of this report, the Company’s Board of Directors had not enacted the Reverse Split and, therefore, the information presented in this report does not include the effects of any such transaction.

14.	Stock Options and Stock-Based Compensation

In 2002, the Board adopted the 2002 Equity Incentive Plan (the “2002 Plan”) that governed equity awards to employees, members of the Board of Directors, and consultants of the Company. Under the 2002 Plan, 450,000 shares of Common Stock were reserved for issuance. From 2006 through 2012, the 2002 Plan was amended several times to increase the total number of shares authorized under this plan to 4,150,000 shares. In 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and, together with the 2002 Plan (the “Plans”), governs the equity awards to employees, members of the Board of Directors, and consultants of the Company. Under the 2013 Plan, an additional 12,500,000 shares of Common Stock were reserved for issuance.

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

		Weighted average	Weighted ave. remaining
	Stock options	exercise price	contractual life (years)
Outstanding as of December 31, 2015	10,050,086	$0.69	7.26
Granted	–	$–
Exercised	–	$–
Cancelled or expired	(825,000)	$0.17
Outstanding as of June 30, 2016	9,225,086	$0.70	6.84

Exercisable as of December 31, 2015	4,938,664	$1.01	5.59
Exercisable as of June 30, 2016	5,398,038	$0.92	5.51

The following table summarizes information about stock options at June 30, 2016:

Stock options outstanding				Stock options exercisable
			Weighted		Weighted
		Weighted average	average		average
		remaining contractual	exercise		exercise
Exercise price	Outstanding	life (in years)	price	Exercisable	price
$0.25	2,543,336			453,547
$0.48	150,000			28,125
$0.50	79,000			79,000
$0.53	595,000			148,750
$0.55	3,632,000			2,462,866
$0.80	20,000			20,000
$1.25	230,000			230,000
$1.50	1,761,000			1,761,000
$2.00	214,750			214,750
$0.25 – $2.00	9,225,086	6.84	$0.70	5,398,038	$0.92

As of June 30, 2016, the total aggregate intrinsic value for stock options currently exercisable and stock options outstanding was $0. This value represents the total pre-tax, intrinsic value based on the estimated fair value of the Company’s Common Stock price of $0.15 as of June 30, 2016.

The following table summarizes the activity of the Company’s stock options that have not yet vested:

	Stock options	Weighted average grant-date fair value (per option)
Non-vested as of December 31, 2015	5,111,422	$0.153
Granted	–	–
Forfeited	(825,000)	$0.175
Vested	(234,874)	$0.208
Non-vested as of June 30, 2016	4,051,548	$0.151

The fair value of non-vested stock options to be recognized in future periods is $529,791, which is expected to be recognized over a weighted average period of 1.95 years. The total fair value of stock options vested during the six months ended June 30, 2016 was $122,223 compared to $159,154 for the six months ended June 30, 2015.

Stock-based compensation expense is as follows:

	Six Months Ended June 30,
	2016	2015
Selling, general, and administrative expense	$113,741	$137,092
Research and development expense	8,482	22,062
Total stock-based compensation	$122,223	$159,154

There were no stock options granted during the six months ended June 30, 2016. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2015 was $0.31 per stock option.

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2016	2015
Weighted average risk-free interest rate	N/A	1.67%
Volatility factor	N/A	66.26%
Weighted average expected life (in years)	N/A	8
Dividend rate	N/A	0%

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

15.	Warrants

In connection with the issuance of the Second Quarter 2016 Convertible Debentures (see Note 12 Debt above), the Company granted each investor a three-year warrant to purchase shares of the Company’s Common Stock at an exercise price of $0.325 per share, as adjusted for forward or reverse stock splits, stock dividends or other similar proportionately-applied change and subject to customary weighted-average anti-dilution price adjustment. The total number of shares of Common Stock issuable upon exercise of these warrants is 5,850,001 shares. The relative fair value of these warrants was estimated at $25,364, which was recorded as a discount to the Second Quarter 2016 Convertible Debentures and is being accreted over the life of the underlying debentures.

The St. George Investments Warrant (see Note 12 Debt above for additional information related to this warrant and the related short-term convertible note) includes an anti-dilution provision that requires the Company to reduce the exercise price for the warrant for any subsequent issuances of Common Stock, or any instrument or securities that are convertible into or exercisable for shares of Common Stock, if the effective price for any such issuance is at an effective price per share that is less than the exercise price for the St. George Investments Warrant. Such a triggering event occurred upon issuance of the first of the Second Quarter 2016 Convertible Debentures, each of which are convertible into shares of the Company’s Common Stock at $0.25 per share. Effective May 20, 2016, the exercise price of the St. George Investment Warrant was reduced to $0.25 per share thereby increasing the number of shares of Common Stock issuable upon exercise of the warrant to 4,912,500 shares from 1,637,500 shares (the adjustment is capped by a provision in the warrant agreement that limits any anti-dilution adjustment to three times the original number of shares issuable upon exercise of the warrant). The relative fair value of the adjustment was estimated to be $6,879, which was recorded as an additional discount to the March 2016 Convertible Note and will be accreted over the remaining life of the loan. The Company recognized accretion expense of $4,509 for the three months ended June 30, 2016 related to the adjustment.

See Note 12 Debt and Note 13 Common Stock for information related to the issuance of warrants to Summit, WVJITB, and a Placement Agent for the purchase of 450,000, 1,180,000, and 1,856,250 shares of Common Stock, respectively during the six months ended June 30, 2016. See also Note 17 Evaluation of Subsequent Events for information related to warrants issued subsequent to June 30, 2016.

As of June 30, 2016, warrants to purchase 82,715,770 shares of Common Stock were outstanding and exercisable. During the six months ended June 30, 2016, the Company recognized a total of $11,620 in interest expense resulting from the accretion of the fair value of issued warrants (for which the related debt was outstanding).

The following table summarizes the activity of the Company’s warrants:

		Weighted	Weighted
		average	average remaining
		exercise	contractual life
	Warrants	price	(in years)
Outstanding as of December 31, 2015	71,342,894	$0.77	2.37
Granted	14,989,751	$0.30	3.21
Exercised	–	$–
Cancelled or expired	(3,616,875)	$2.00
Outstanding as of June 30, 2016	82,715,770	$0.62	2.21

(this space intentionally left blank)

The following table summarizes information about warrants as of June 30, 2016:

Warrants outstanding
			Weighted
		Weighted average	average
		remaining contractual	exercise
Exercise price	Outstanding	life (in years)	price
$0.250	12,163,895
$0.310	7,500,000
$0.325	5,850,001
$0.350	14,831,098
$0.360	2,845,000
$0.400	1,630,000
$0.500	2,250,523
$0.750	11,065,144
$0.800	1,415,000
$1.100	19,054,350
$1.120	263,750
$2.000	722,300
$2.200	98,320
$2.250	1,296,389
$0.20 – $2.25	82,715,770	2.21	$0.62

16.	Commitments and Contingencies

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

Warranty Reserve

The Company provides for a one-year warranty with the sale of its LAESI® instrument. As the Company does not currently have sufficient historical data on warranty claims, the Company’s estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its products. As of June 30, 2016 and December 31, 2015, the Company has accrued warranty expense of $64,293 and $50,000, respectively.

University License Agreements

The Company has agreements with West Virginia University (“WVU”) and George Washington University (GWU) related to in-licensed technologies as follows:

WVU	The Company has entered into a License and Exclusive Option to License Agreement with the West Virginia University Research Corporation (“WVURC”), a nonprofit West Virginia corporation acting for and on behalf of WVU. Under the terms of this agreement, the WVURC has granted the Company an exclusive option to license technology from the laboratories of certain WVU principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide. Under the terms of this Agreement, the Company pays expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenue resulting from the sale of products and services that utilize the WVU subject technology.

GWU	In March 2009, the Company entered into an Exclusive License Agreement with GWU for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is laser ablation electrospray ionization, or “LAESI”, a new method of bioanalytical analysis that enables high throughput biomolecule characterization. Under the terms of this agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company has obtained a registered trademark for “LAESI®”. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company pays royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the three and six months ended June 30, 2016, the Company recorded royalty expenses of $4,781 and $15,535, respectively. During the three and six months ended June 30, 2015, the Company recorded royalty expenses of $9,445 and $9,445, respectively. As of June 30, 2016, the Company’s accounts payable balance included $107,446 payable to GWU, of which $104,705 was in arrears, for royalties on sales of the LAESI® instrument platform.

In November 2012, the Company entered into a Patent License Agreement with GWU for technology developed in the laboratory of Akos Vertes Ph.D. The technology field is Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (“LISMA”) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays (Nanophotonic arrays, or “NAPA”). Under the terms of this agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company is obligated to pay a license initiation fee of $25,000 and a minimum license diligence resources of $12,500 in year two and $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,500 for the next four quarters and $6,000 for each succeeding quarter. During the three and six months ended June 30, 2016, the Company recorded royalty expenses of $1,500 related to sales of REDIchip™. As of June 30, 2016, the Company’s accounts payable balance includes $6,000 payable to GWU, of which $5,000 was in arrears, related to this agreement.

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

17.	Evaluation of Subsequent Events

Gain on Sale of Investment

In July 2016 the Company sold an additional 140,000 shares of AzurRx Common Stock generating net proceeds of $190,000. See Note 3 Sales of Investment for additional information.

Advances from Stockholders

Subsequent to June 30, 2016, the Company repaid advances totaling $25,444 from certain current directors and related parties. As of the date of this report, such outstanding balance of such advances was $2,651,056. No terms of repayment have been specified for the aforementioned advances, which do not bear interest. See Note 10 Obligations to Stockholders for additional information.

Short-Term Convertible Debentures Issued in July 2016

In July 2016 the Company issued a 20% original issue discount unsecured convertible debentures (the “July 2016 Convertible Debentures”) to two Accredited Investor pursuant to the terms and conditions of a Subscription Agreement by between the Company and the investors. The face amount of the debentures was $63,750 and the aggregate gross cash proceeds to the Company were $51,000. The debentures have a six-month maturity from issuance; the July 2016 Convertible Debentures matures in January 2017. In addition to the original issue discount on the debentures, which was $12,750, the debentures accrue additional interest at a rate of 10.0% per annum. Similar to the Second Quarter 2016 Convertible Debentures, the Company has the option to make interest payments in shares of the Company’s Common Stock and can also use shares of Common Stock to pay the principal and any accrued and unpaid interest upon maturity of the debentures, assuming certain conditions are met. The conversion provisions are the same as for the Second Quarter 2016 Convertible Debentures, including voluntary conversion and Automatic Conversion. In connection with the issuance of the July 2016 Convertible Debentures, the Company granted the investors a three-year warrant to purchase shares of the Company’s Common Stock at an exercise price of $0.325 per share, subject to adjustment in certain events as provided therein. The total number of shares of Common Stock issuable upon exercise of these warrants is 191,250. See Note 12 Debt for information regarding the Second Quarter 2016 Convertible Debentures.

In connection with the issuance of the July 2016 Convertible Debentures, the Company paid to a Placement Agent an aggregate of $4,200 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 44,625 shares of Common Stock to the Placement Agent (or its designees) with an exercise price of $0.25 per share and a term of three years. As of the date of this report, the warrants had not been issued the Placement Agent.

Issuance of Common Stock for Advertising Services

On July 1, 2016 the Company entered into a second advertising services agreement with the same advertising firm (the “Revised Media Advertising Agreement”). The terms for the Revised Media Advertising Agreement are substantially similar to the initial agreement (see Note 13 Common Stock above for additional information), including a ninety service period, but the Company issued 300,000 shares of Common Stock to the advertising firm as of the execution date of the agreement. The agreement also requires the Company to make certain cash payments to the advertising firm.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of Protea Biosciences Group, Inc. (“we,” “us,” “our,” “Protea” or the “Company”) Annual Report to the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016 (the “2015 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2015 Form 10-K.

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

OVERVIEW

Protea Biosciences Group, Inc. (referred to herein as “Protea,” “the Company,” “we,” “us” and “our”) is an emerging growth, molecular information company that has developed a revolutionary platform technology that enables the direct analysis, mapping and display of biologically active molecules in living cells and tissue samples. The technology platform offers new, unprecedented capabilities useful to the pharmaceutical, diagnostic, clinical research, agricultural and life science industries. “Molecular information” refers to the generation and bioinformatic processing of very large data sets, known as “big data,” obtained by applying the Company’s technology to identify and characterize the proteins, metabolites, lipids and other molecules which are the biologically active molecular products of all living cells and life forms.

For a comprehensive discussion of the Company’s business, its strategy, products and services, competitive environment and related information please see Part I, Item 1 of the Company’s 2015 Form 10-K.

RESULTS OF OPERATIONS

The following section pertains to activity included in the Company’s Consolidated Statements of Operations and Comprehensive Loss, which are contained in Part I, Item 1 of this report.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The Company recorded a net loss of $1,807,598 for the three months ended June 30, 2016. This result is a substantial improvement over the net loss of $2,304,908 recorded for the three months ended June 30, 2015. The change reflects an increase in gross revenue, a net decrease in total operating expenses (cost of revenue, selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses) as well as gains recorded in the three months ended June 30, 2016 resulting from the Company’s sales of AzurRx BioPharma, Inc. (“AzurRx”) Common Stock.

Gross revenue for the three months ended June 30, 2016 increased by 27% over the gross revenue recognized for the three months ended June 30, 2015. Revenue from molecular information services increased by 126%. The more than doubling of this revenue component reflects increases in both the number of customers for whom we performed services and the number of services projects completed in the quarter. Molecular information service customers include pharmaceutical, biotechnology, chemical and medical device companies.

We recorded revenue from the sale of one LAESI® device in the three months ended June 30, 2015; however, we did not sell any of these devices during the three months ended June 30, 2016. As a result, revenue from this component decreased by 95% quarter-over-quarter. We believe the lack of a sale in the recently completed quarter is more reflective of the onerous terms certain suppliers have placed on Protea considering our current financial position (e.g., requiring payment for parts in advance), long-lead times for certain components, and our inability to obtain advance deposits from customers than the underlying market demand for the equipment. Customers for our LAESI® instrument platform mirror those for molecular information services.

Revenue from research products decreased by 8%. The decrease reflects a decrease in revenue from the sales of consumables partially offset by an increase in revenue from sales of the Company’s REDIchip™ product.

For the three months ended June 30, 2016 versus the three months ended June 30, 2015, cost of revenue as presented in the Statement of Operations and Comprehensive Loss increased by $318,402 or 186% primarily as a result of the Company allocating additional cost of revenues for molecular information services during the three months ended June 30, 2016 due to continued investment in its employees and processes providing these services.

Selling, general and administrative (“SG&A”) expenses recognized during the three months ended June 30, 2016 were $385,109 or 22% less than the SG&A expenses recorded during the comparable period in 2015. The change reflects both the Company’s increased allocation of resources to cost of revenue for molecular imaging services during the three months ended June 30, 2016 and efforts to reduce personnel costs, outside services, consulting expenses, and other activity recorded as SG&A expenses, in particular during the first nine months of 2015.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, research and development expenses decreased 56% primarily due to a decrease in costs associated with the development of the LAESI® instrument platform and Nanopost Array (“NAPA”) technologies (the latter includes the Company’s REDIchip™ product). Both of these products are now considered commercial products. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the Defense Advanced Research Projects Agency (“DARPA”) program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $45,438 for the three months ended June 30, 2016 versus $53,707 for the three months ended June 30, 2015. The amount and timing of future expenses and expense recovery related to our participation in this program are difficult to forecast considering the research and development nature of the collaboration.

The gains on sales of investment of $675,000 recorded during the second quarter of 2016 reflects the sale of 550,000 shares of AzurRx Common Stock. The gain reflects proceeds resulting from the sale of the shares less transaction costs as the basis for the Company’s AzurRx investment had previously been reduced to $0. As discussed below, the Company also sold shares of AzurRX Common Stock in the first quarter of 2016 and in July 2016. See also Note 3 Sales of Investment and Note 17 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s investment in AzurRx.

During the three months ended June 30, 2016, the Company received proceeds from an insurance claim of $45,952. The claim resulted from a power outage.

For the three months ended June 30, 2016, interest expense increased 14% versus the three months ended June 30, 2015 reflecting both an overall increase in outstanding debt and the interest rates, debt issuance costs and original issue discount associated with those obligations (i.e., the amortization of debt issuance costs and accretion of original issue discount to interest expense over the term of the underlying obligation). As of June 30, 2016, total interest-bearing indebtedness was $9,473,024 versus $8,759,187 as of June 30, 2015. As of December 31, 2015, interest-bearing indebtedness was $7,166,752. As discussed below under Liquidity and Capital Resources, the Company issued a series of short-term convertible notes in May – July 2016. See also Note 9 Bank Line of Credit, Note 10 Obligations to Stockholders, Note 12 Debt, and Note 17 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s short and long-term debt and advances and loans from stockholders.

The Company recorded an expense of $719,349 for the net increase in the fair value of derivative liabilities during the three months ended June 30, 2016. These derivative liabilities include convertible debt with variable conversion rates and anti-dilution provisions contained in certain financial instruments issued by the Company. The expense recorded during the three months ended June 30, 2016 includes recognition of the fair value of the variable conversion rate for the convertible debentures issued during the period and the potential effect this feature may have on the anti-dilution provisions contained in certain outstanding financial instruments. There have been no changes in the assumptions underlying the calculation of estimated fair value of these liabilities in 2016. The amount recorded in this line item for the three months ended June 30, 2015 was related to an increase in the estimated fair value of anti-dilution provisions contained in certain warrants. Detailed information regarding the fair value of these liabilities, including the assumptions used to estimate the fair value of these liabilities, can be found in Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company did not recognize a provision for income taxes for the three or six months ended June 30, 2016 or for the comparable periods in 2015. The Company has evaluated its income tax position in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740, Income Taxes, and determined that a full valuation allowance against its deferred tax asset was appropriate as of June 30, 2016 and December 31, 2015, the two balance sheet dates included in the Consolidated Balance Sheets included in this report. As of June 30, 2016, the Company had a deferred tax asset of $27.4 million with a full, offsetting valuation allowance. Net operating loss (“NOL”) carryforwards totaled approximately $70.4 million as of June 30, 2016. These NOLs begin to expire in 2021 for both federal and state income tax purposes.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The Company recorded a net loss for the six months ended June 30, 2016 of $2,893,141. This result is a substantial improvement over the net loss of $5,272,406 recorded for the six months ended June 30, 2015. The change reflects an increase in gross revenue, a net decrease in total operating expenses (cost of revenue, SG&A and R&D expenses) as well as gains recorded in the six months ended June 30, 2016 resulting from the Company’s sales of AzurRx Common Stock.

Gross revenue for the six months ended June 30, 2016 increased by 25% over the gross revenue recognized for the six months ended June 30, 2015. Revenue from molecular information services increased by 83%. The increase reflects increases in both the number of customers for whom we performed services and the number of services projects completed in the period.

We recorded revenue from the sale of two LAESI® devices in the six months ended June 30, 2015. However, we sold only one these devices in the six months ended June 30, 2016. As a result, the revenues from this component decreased 39% versus the comparable period in 2015. As noted above, we believe the lack of a sale in the recently completed quarter is more reflective of the onerous terms certain suppliers have placed on Protea than the underlying market demand for these devices.

Revenue from research products increased by 4%. This increase primarily reflects an increase in revenue from sales of the Company’s REDIchip™ product partially offset by decreases in sales of consumables.

For the six months ended June 30, 2016 versus the six months ended June 30, 2015, cost of revenue as presented in the Consolidated Statements of Operations and Comprehensive Loss more than doubled primarily as a result of the Company allocating additional cost of revenue for molecular information services during the three months ended June 30, 2016. See Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 above for additional information.

SG&A expenses recognized during the six months ended June 30, 2016 were $2,992,542, which was 21% less than the SG&A expenses recorded for the comparable period in 2015. The change reflects both the Company’s increased allocation of resources to cost of revenue for molecular information services during the three months ended June 30, 2016 and efforts to reduce personnel costs, outside services, consulting expenses, and other activity recorded as SG&A expenses, in particular during the first nine months of 2015.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, R&D expenses decreased 47% primarily due to a decrease in costs associated with the development of the LAESI® instrument platform and NAPA technologies. As mentioned above, both of these products are now considered commercial products. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the DARPA program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $86,116 for the six months ended June 30, 2016 versus $72,051 for the six months ended June 30, 2015.

The gains from sales of investment of $1,312,000 recorded during the six months ended June 30, 2016 reflects the sale of 1,566,941 shares of AzurRx Common Stock, including 1,016,941 and 550,000 shares in the first and second quarter of 2016, respectively. The gains are equivalent to the proceeds resulting from the sales of the shares less transaction costs as the basis for the Company’s AzurRx investment had previously been reduced to $0. In addition, the Company sold additional shares of AzurRx Common Stock in July 2016. See also Note 3 Sales of Investment and Note 17 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s investment in AzurRx.

As mentioned above, during the three months ended June 30, 2016, the Company received proceeds from an insurance claim of $45,952.

For the six months ended June 30, 2016, interest expense increased 7% versus the six months ended June 30, 2015 reflecting both an overall increase in outstanding debt and the interest expense associated with those obligations, including the amortization of issuance costs and accretion of original-issue-discount. See related discussion above under Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015. See also Note 9 Bank Line of Credit, Note 10 Obligations to Stockholders, Note 12 Debt, and Note 17 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s short and long-term debt. Although debt there were no debt conversion inducement costs recognized in the first six months of 2016 the Company recognized debt conversion inducement costs of $60,419 in the comparable period in 2015 for the fair value of warrants issued to Summit Resources, Inc. (“Summit”) related to the conversion of certain amounts due to Summit into Common Stock.

For the change in fair value of derivative liabilities, see the related discussion above under Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015.

As detailed above under Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015, the Company did not recognize a provision for income taxes for the six months ended June 30, 2016 or the comparable period in 2015.

Going Concern

The accompanying Consolidated Financial Statements have been prepared on the assumption that the Company will continue as a going concern. As detailed below, the Company requires additional financial resources to continue its operations. If we cannot obtain additional financial resources through additional debt and equity financings or the sale of assets, we may be forced to further curtail our operations or consider other strategic alternatives, which would likely result in substantially dilution of our current stockholders. Even if we are successful in raising additional financial resources, there can be no assurance regarding the timing or terms of any such transaction.

LIQUIDITY AND CAPITAL RESOURCES

The following section pertains to activity included in the Company’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows, both of which are contained in Part I, Item 1 of this report.

As of June 30, 2016, the Company’s current assets totaled $818,079, current liabilities $9,609,957, and working capital was a deficit of $8,791,878. As of December 31, 2015, current assets totaled $411,591, current liabilities $9,590,170, and working capital was a deficit of $9,178,579. Current assets almost doubled as accounts receivable, net, increased due primarily to an increase in sales for June 2016 as compared to December 2015 and the Company held a higher investment in inventory related to an increase in sales activity. The 7% decrease in current liabilities is due primarily to the reclassification of the outstanding balance of the Company’s bank line-of-credit to noncurrent liabilities, as discussed below, partially offset by the issuance of additional short-term convertible notes in March, May and June 2016.

Regarding current liabilities, the amounts categorized as accounts payable and other current liabilities totaled $1,806,723 and $1,729,675 as of June 30, 2016 and December 31, 2015, respectively, or an incremental increase of 4%. Other current liabilities included incremental increases in almost all of the items recorded in this line item, as listed in Note 11 Other Current Liabilities in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. In addition, as discussed in Note 9 Bank Line of Credit, on June 20, 2016, the Company and the bank entered into an agreement that established July 12, 2018 as the maturity date for the outstanding balance of the line of credit, which was $3,000,000 as of June 30, 2016 and December 31, 2015. As a result, the outstanding balance of the line of credit has been reclassified to long-term liabilities; previously, the “payable upon demand” payment terms required the outstanding balance to be presented as a current liability.

As detailed in Note 10 Obligations to Stockholders and Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company continues to have a substantial amount of indebtedness outstanding that is payable within twelve months. In May and June 2016, the Company issued short-term convertible notes that require payments at maturity totaling $1,950,000; these notes mature in November and December 2016. From July 1, 2016 through December 31, 2016, scheduled interest and principal payments on outstanding debt (including capital leases and the financings completed in July 2016) and payments related to debt obligations reaching maturity, total $3,788,873. As discussed under Cash Requirements below, the Company is also in arrears on certain scheduled interest and principal payments on outstanding debt and has deferred payments to certain vendors past stated terms. The Company also expects cash flows from operating activities to be a deficit during this period putting an additional burden on the Company to raise additional financial resources in order to meet its obligations and otherwise sustain operations.

Net cash used in operating activities for the six months ended June 30, 2016 totaled $2,840,691, which represents a decrease of $416,889 or 13% from the net cash used in operating activities of $3,257,580 for the six months ended June 30, 2015. The largest factors for the improvement include a lower overall cost structure in 2016, delaying payment of certain accounts payable (see related discussion below under Cash Requirements) and higher investments in inventory and accounts receivable.

Net cash provided by investing activities for the six months ended June 30, 2016 totaled $1,350,310, which represents the net proceeds from the sale of AzurRx Common Stock received during the period and proceeds from sale of equipment. Net cash used by investing activities for the six months ended June 30, 2015 was $90,037, which is the net amount resulting from the sales and purchases of certain equipment.

Net cash provided by financing activities for the six months ended June 30, 2016 was $1,658,160, which represents a decrease of $1,307,607 or 44% from the net cash provided by financing activities of $2,965,767 for the six months ended June 30, 2015. The first six months of 2016 included net proceeds from the issuance of debt to third parties of $1,757,293 with net proceeds from the issuance of debt to third parties of $1,690,656 during the comparable period in 2015. However, net activity involving stockholder advances and debt was $946,001 higher during the first six months of 2015. In addition, the first six months of 2015 included proceeds from the sale of preferred stock of $538,327. Additional information regarding the Company’s issuance of debt to third parties during the first six months of 2016 can be found in Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. Additional information regarding activity involving stockholder advances and debt can be found in Note 10 Obligation to Stockholders in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. As discussed below, the Company requires additional capital resources to fund future operations, service outstanding debt, and continue as a going concern.

Cash Requirements

As noted above, the Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings as well as sales of certain assets. Substantially all the Company’s property and equipment are security for outstanding indebtedness. We will continue to require substantial funds to support our molecular information services business and advance global commercialization of our LAESI® instrument platform and service outstanding debt, including scheduled interest and principal payments and fulfilling payment obligations related to debt that has reached maturity.

The Company has experienced negative cash flows from operations since inception. Since inception, our operations have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings and, from time-to-time, sales of certain assets. Management intends to continue to meet the Company’s operating cash flow requirements by raising additional funds from the sale of equity or debt securities, the sale of certain assets, and possibly developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization. We could also enter into a transaction such as a merger with a business that is complimentary to ours.

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. As part of these efforts, the Company has delayed payment to certain vendors and suppliers–as of June 30, 2016, the Company’s accounts payable balance of $1,299,203 included $1,168,4267 that was overdue by terms, including $970,859 that was more than 90-days past due. In addition, as of the date of this report, the Company was in an overdraft position with its bank. The amount of the overdraft is estimated at $198,000. The Company is also in arrears on scheduled interest and principal payments on certain debt obligations, as discussed in more detail in Note 10 Obligations to Stockholders and Note 12 Debt. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

We have sold a majority of our investment in AzurRx as a means of obtaining additional cash. As discussed in Note 3 Sales of Investment included in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, we raised proceeds of $1,312,100 during the six months ended June 30, 2016 through sales of our ownership interest in AzurRx. Also, as discussed in Note 17 Evaluation of Subsequent Events, which is also included in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, we sold an additional ownership interest in AzurRx in July 2016 generating net proceeds of $190,000. As of December 31, 2015 our ownership interest in AzurRx was 25% on a fully-diluted basis; our interest in AzurRx had been reduced to 1.7% after the July 2016 sale.

The Company continues to have an immediate need for additional working capital to sustain its current level of operations. Based on our current projections, management estimates that the Company will need approximately $6.5 – $7.5 million in additional working capital to maintain the current level of operations, meet scheduled interest and principal payments on outstanding debt, and meet payment obligations related to debt reaching maturity, for the next twelve calendar months. As discussed above under Liquidity and Capital Resources above, the Company raised net proceeds of $1,611,000 during the second quarter of 2016 and July 2016 through the issuance of convertible promissory notes; however, the Company must raise additional capital resources to sustain operations and meet existing obligations. There can be no assurance that we will be successful in raising the additional capital needed to sustain operations and continue as a going concern.

On May 27, 2016, the Company filed a Form S-1 Registration Statement (“Form S-1”) with the SEC with the goal of raising $15,000,000 from the sale of shares of the Company’s Common Stock (the target is net of underwriters’ commissions and estimated offering expenses). The proposed transaction also contemplates the sale by certain existing stockholders of shares of Common Stock previously issued to them by the Company, an aspect of the proposed transaction that will not generate any proceeds for the Company. The Form S-1, as amended, is part of the Company’s strategy to address its acute working capital needs, ensure it meets scheduled interest and principal payments on existing debt, retire certain outstanding debt obligations, and, in general, provide the Company with the financial resources it needs to execute its business objectives. There can be no assurance that we will be successful in completing the anticipated transaction, the net proceeds raised through such an offering, or the terms and conditions of any such transaction.

Since inception, we have been successful in raising funds and selling certain assets to fund our operations and believe that we will be successful in obtaining the necessary capital resources to fund our operations going forward; however, there are no assurances that we will be able to secure any additional funding or capital resources or the terms and conditions of such arrangements. These factors raise substantial doubt about our ability to continue as a going-concern.

The accompanying Consolidated Financial Statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES

For information regarding critical accounting policies see Note 1 Description of Business and Basis of Presentation in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer on the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2016. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses of our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weaknesses above, we believe that the Consolidated Financial Statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

(this space intentionally left blank)

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as reported in our Current Reports on Form 8-K filed with the SEC, and as set forth below, we have not sold any of our equity securities during the period covered by this Report.

Short-Term Convertible Notes Issued in May, June and July 2016

In late May, June and July 2016, the Company issued a series of 20% original issue discount unsecured convertible debentures (referred to as the “Second Quarter 2016 Convertible Debentures” for those debentures issued in May and June 2016 and the “July 2016 Convertible Debentures” for the debentures issued in July 2016) to a total of 36 Accredited Investors pursuant to the terms and conditions of a Subscription Agreement by between the Company and each investor (the form of which is attached to this report under Exhibit 10.3). The total face amount of the underlying debentures issued was $2,013,750 and aggregate gross cash proceeds to the Company were $1,611,000. The debentures are convertible into shares of the Company’s Common Stock at a conversion rate of $0.25 per share, subject to adjustment based on certain events. Each underlying debenture has a six-month maturity from issuance, but, under certain circumstances, can be redeemed or otherwise automatically converted into shares of the Company’s Common Stock. See Note 12 Debt for detailed information about the Second Quarter 2016 Convertible Debentures and Note 17 Evaluation of Subsequent Events for detailed information about the July 2016 Convertible Debentures, including terms and conditions for conversion in Common Stock; both notes can be found in Notes to Consolidated Financial Statement contained in Part I, Item 1 of this report. In addition, the Company granted investors in the Second Quarter 2016 Convertible Debentures and the July 2016 Convertible Debentures three-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.325 per share, subject to adjustment in certain events as provided therein. The total number of shares of Common Stock issuable from exercise of the warrants associated with these notes was 6,041,251 shares. See Note 15 Warrants in Notes to Consolidated Financial Statement contained in Part I, Item 1 of this report for additional information regarding these warrants.

In connection with the issuance of the Second Quarter 2016 Convertible Debentures and the July 2016 Convertible Debentures, the Company paid to Placement Agent an aggregate of $191,400 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 1,409,625 shares of Common Stock to the Placement Agent (or its designees) with an exercise price of $0.25 per share and a term of three (3) years. See also Note 15 Warrants in Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report.

Short-Term Convertible Note Issued in March 2016 – Triggering of Warrant Anti-Dilution Provision

See Note 15 Warrants in Notes to Consolidated Financial Statements related to the triggering of an anti-dilution provision included in the St. George Investments Warrant. Such triggering event occurred upon issuance of the first of the notes collectively referred to as the Second Quarter 2016 Convertible Notes and resulted in the reduction of the exercise price of the St. George Investment Warrant to $0.25 per share from $0.75 per share thereby increasing the number of shares of Common Stock issuable upon exercise of the warrant to 4,912,500 shares from 1,637,500 shares.

Advertising Services Agreement

On July 1, 2016, the Company entered into an agreement with an advertising firm for certain services to be rendered to the Company over an estimated ninety (90) day period. Besides cash compensation, the agreement requires the Company to issue 300,000 shares of Common Stock to the advertising firm as of the execution date of the agreement. For additional information see Note 13 Common Stock in Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report.

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

Item 3.  Defaults upon Senior Securities.

As detailed in Note 10 Obligations to Stockholders included in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company has not made payment on a note with a stockholder that reached maturity on May 31, 2016. The amount due was $200,000. In early August 2016, the Company and the stockholder reached a verbal agreement whereby the Company would make the payment to the stockholder no later than September 30, 2016 for the deferred amount as well as interest on the balance through the revised maturity date.

As detailed in Note 12 Debt included in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company has not made scheduled principal and interest payments on a note with WVDO. However, in early August 2016, the Company and WVDO reached a verbal agreement whereby the Company would make a payment to WVDO no later than September 30, 2016 for the deferred amount as well as payments scheduled for August and September. As of the date of this report, the Company was behind on six months of scheduled payments to WVDO totaling $48,208.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

In order to enable the Company to have a sufficient number of shares of its common stock available for issuance upon conversion of convertible notes and exercise of outstanding warrants, on August 11, 2016, the Board of Directors of the Company approved an amendment to the Certificate of Incorporation of the Company to increase the authorized number of shares of Company common stock, $0.001 par value, from 250,000,000 shares to 350,000,000 shares. In addition, the Board of Directors approved a subsequent potential amendment and restatement of the certificate of incorporation, as amended, to authorize the board to affect a reverse stock split within a range of between 1-for-25 to 1-for 50, with the exact reverse stock split ratio to be determined by the Board of Directors. Consummation of either or both of these transactions is subject to the Company’s receipt of written consents of stockholders of record on August 1, 2016 holding a majority of the Company’s outstanding voting securities. On August 15, 2016, the Company filed a preliminary proxy consent solicitation statement with the SEC. There can be no assurance that the Company will be able to obtain such stockholder consents.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-SB filed with the SEC on August 3, 2005)
3.2	Amended & Restated Bylaws (filed herewith)
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of the State of Delaware on September 2, 2011 (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2011 and amended on November 14, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the SEC on June 24, 2013)
3.5	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Form 8-K filed with the SEC on November 5, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation filed with the Office of Secretary of State of the State of Delaware on July 1, 2015 (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 8, 2015)
10.1	Form of Placement Agent Warrant issued to Laidlaw in connection with financing by St. George Investments LLC (filed herewith)
10.2	Revised Media Advertising Agreement by and between Al & J Media Inc., and Protea Biosciences Group, Inc., dated as of July 1, 2016 (filed herewith)
10.3	Form of Subscription Agreement between the Company and each purchaser of Debentures (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 12, 2016)
10.4	Form of 20% Original Issue Discount Unsecured Convertible Debenture (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 12, 2016)
10.5	Form of Investor Warrant (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 12, 2016)
10.6	Form of Placement Agent Warrant (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 12, 2016)
10.7	Exclusive License Agreement by and between Yale University and Protea Biosciences Group, Inc. dated April 12, 2016 (incorporated by reference to Amendment 2 to Form S-1 filed with the SEC on July 14, 2016)
10.8	Letter dated June 20, 2016 between United Bank and Protea Biosciences Group, Inc. extending the maturity date under the line of credit to July 12, 2018 (incorporated by reference to Amendment 2 to Form S-1 filed with the SEC on July 14, 2016)
14.1	Code of Ethics (incorporated by reference to Amendment 2 to Form S-1 filed with the SEC on July 14, 2016)
31.1	Certification of the Company’s Chief Executive Officer (principal executive and principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed herewith)
32.1	Certification of the Company’s Chief Executive Officer (principal executive and principal financial officer) pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

EX-101.INS	XBRL Instance Document (filed herewith)
EX-101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protea Bioscience Group, Inc. (Registrant)

Dated: August 15, 2016	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, President and Director
(Principal Executive Officer, Interim Principal
Financial and Accounting Officer)

