Form 10-Q/A
period 2016-06-30
Protea Biosciences Group, Inc.
filed 2016-08-18
CIK 1335103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

Explanatory Note

The purpose of this Amendment No. 1 to Protea Biosciences Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (the “Form 10-Q”) is to correct typographical errors in the Going Concern section of Note 1 to the Consolidated Financial Statements and in Item 5 of Part II in the Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016 and to provide information regarding current Bylaws adopted by Protea Biosciences Group, Inc. on August 16, 2016.

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

Adoption of the Second Amended and Restated Bylaws

On August 16, 2016, the Company further amended and restated its Bylaws (the “Second Amended and Restated Bylaws”) in their entirety. The Second Amended and Restated Bylaws were approved and adopted by the Board of Directors. The key change of the Second Amended and Restated Bylaws from the previously adopted Amended and Restated Bylaws is the provision, in accordance with Section 228 of the Delaware General Corporation Law, that actions to be taken by stockholders at a meeting can be taken by stockholders without a meeting by a consent or consents in writing, setting forth the actions so taken, signed by the holders of outstanding stock having at least the voting power that would be necessary to authorize or take such action at a meeting. The Second Amended and Restated Bylaws are filed as Exhibit 3.2 to this report and incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

In order to enable the Company to have a sufficient number of shares of its common stock available for issuance upon conversion of convertible notes and exercise of outstanding warrants, on August 11, 2016, the Board of Directors of the Company approved an amendment to the Certificate of Incorporation of the Company to increase the authorized number of shares of the Company’s common stock, $0.001 par value, from 250,000,000 shares to 350,000,000 shares (the “Authorized Common Stock Increase”). On August 16, 2016, the Board of Directors ratified an amendment to the Certificate of Incorporation for the Authorized Common Stock Increase and approved a subsequent potential amendment and restatement of the certificate of incorporation, as amended, to authorize the board to affect a reverse stock split within a range of between 1-for-15 to 1-for 50, with the exact reverse stock split ratio to be determined by the Board of Directors. Consummation of either or both of these transactions is subject to the Company’s receipt of written consents of stockholders of record on August 18, 2016 holding a majority of the Company’s outstanding voting securities. On August 16, 2016, the Company filed a preliminary proxy consent solicitation statement with the SEC. There can be no assurance that the Company will be able to obtain such stockholder consents.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-SB filed with the SEC on August 3, 2005)
3.2	Second Amended & Restated Bylaws (filed herewith)
3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of the State of Delaware on September 2, 2011 (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2011 and amended on November 14, 2011)
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the SEC on June 24, 2013)
3.5	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Form 8-K filed with the SEC on November 5, 2014)
3.6	Certificate of Amendment to Certificate of Incorporation filed with the Office of Secretary of State of the State of Delaware on July 1, 2015 (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 8, 2015)
10.1	Form of Placement Agent Warrant issued to Laidlaw in connection with financing by St. George Investments LLC (incorporated by reference to the Company's Form 10-Q filed with the SEC on August 15, 2016)
10.2	Revised Media Advertising Agreement by and between Al & J Media Inc., and Protea Biosciences Group, Inc., dated as of July 1, 2016 ( incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 15, 2016)
10.3	Form of Subscription Agreement between the Company and each purchaser of Debentures (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 12, 2016)
10.4	Form of 20% Original Issue Discount Unsecured Convertible Debenture (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 12, 2016)
10.5	Form of Investor Warrant (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 12, 2016)
10.6	Form of Placement Agent Warrant (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 12, 2016)
10.7	Exclusive License Agreement by and between Yale University and Protea Biosciences Group, Inc. dated April 12, 2016 (incorporated by reference to Amendment 2 to Form S-1 filed with the SEC on July 14, 2016)
10.8	Letter dated June 20, 2016 between United Bank and Protea Biosciences Group, Inc. extending the maturity date under the line of credit to July 12, 2018 (incorporated by reference to Amendment 2 to Form S-1 filed with the SEC on July 14, 2016)
14.1	Code of Ethics (incorporated by reference to Amendment 2 to Form S-1 filed with the SEC on July 14, 2016)
31.1	Certification of the Company’s Chief Executive Officer (principal executive and principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed herewith)
32.1	Certification of the Company’s Chief Executive Officer (principal executive and principal financial officer) pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

EX-101.INS	XBRL Instance Document (filed herewith)
EX-101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protea Bioscience Group, Inc. (Registrant)

Dated: August 18, 2016	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, President and Director
(Principal Executive Officer, Interim Principal
Financial and Accounting Officer)

