Form 10-Q
period 2016-09-30
Protea Biosciences Group, Inc.
filed 2016-11-21
CIK 1335103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes ☑ No

As of November 21, 2016, there were 149,286,707 shares of common stock, par value $0.0001 per share, outstanding.

PROTEA BIOSCIENCES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$6,450
Accounts receivable, less allowance for doubtful accounts of $26,400 and $3,000 as of September 30, 2016 and December 31, 2015, respectively	339,963	195,823
Inventory	145,612	111,087
Prepaid expenses	70,701	98,231
Total current assets	556,276	411,591

Property and equipment, net	2,757,571	2,626,907
Deposits and other noncurrent assets	19,041	5,248
Total Assets	$3,332,888	$3,043,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities on short and long-term debt, net of discount	$4,086,145	$1,323,594
Accounts payable	1,891,273	1,338,367
Bank overdraft	233,246	–
Bank line of credit	3,000,000	3,000,000
Obligations to stockholders, net of discount	2,710,220	2,574,500
Derivative liabilities	4,929,660	962,401
Other current liabilities	551,249	391,308
Total current liabilities	17,401,793	9,590,170

Long-term debt, net of current maturities	1,837,593	1,726,158
Total Liabilities	19,239,386	11,316,328

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of September 30, 2016 and December 31, 2015)	–	–
Common stock ($0.0001 par value; 250,000,000 shares authorized; 134,226,310 and 133,146,250 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	13,423	13,315
Additional paid-in capital	72,088,973	71,311,572
Accumulated deficit	(88,008,940)	(79,597,608)
Accumulated other comprehensive income	46	139
Total Stockholders’ Deficit	(15,906,498)	(8,272,582)
Total Liabilities and Stockholders’ Deficit	$3,332,888	$3,043,746

See accompanying Notes to Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gross revenue	$519,908	$422,688	$1,577,010	$1,271,293
Cost of revenue	(468,823)	(209,802)	(1,162,803)	(525,571)
Gross profit	51,085	212,886	414,207	745,722

Selling, general and administrative expenses	(1,449,312)	(1,505,613)	(4,441,855)	(5,296,181)
Research and development expenses	(96,563)	(301,256)	(468,674)	(990,621)
Loss from operations	(1,494,790)	(1,593,983)	(4,496,322)	(5,541,080)

Other income (expense)
Gains from sales of investment	190,000	–	1,502,100	–
Gain (loss) on disposal of assets	(10,010)	(4,624)	(10,521)	51,607
Gain from insurance recovery	–	–	45,952	–
Interest expense	(963,295)	(663,863)	(1,486,969)	(1,154,804)
Debt conversion inducement cost	–	–	–	(60,419)
Change in fair value of derivative liabilities	(3,240,442)	(45,995)	(3,967,259)	(882,177)
Other income (expense)	346	1,424	1,687	7,427
Total other income (expense)	(4,023,401)	(713,058)	(3,915,010)	(2,038,366)
Loss before income taxes	(5,518,191)	(2,307,041)	(8,411,332)	(7,579,446)
Provision for income taxes	–	–	–	–
Net loss	(5,518,191)	(2,307,041)	(8,411,332)	(7,579,446)
Foreign currency translation adjustment	131	20	(93)	285
Total comprehensive loss	$(5,518,060)	$(2,307,021)	$(8,411,425)	$(7,579,161)

Weighted average number of shares of Common stock outstanding – basic and diluted	133,824,867	115,839,765	133,605,888	105,923,915

Net loss per share – basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.07)

See accompanying Notes to Consolidated Financial Statements

(this space intentionally left blank)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

							Accumulated
	Preferred stock		Common stock				other	Total
	par value $0.0001		par value $0.0001		Additional	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	Deficit

December 31, 2015	–	$–	133,146,250	$13,315	$71,311,572	$(79,597,608)	$139	$(8,272,582)

Issuance of common stock upon conversion of accrued interest	–	–	371,364	37	92,804	–	–	92,841
Issuance of common stock for services	–	–	600,000	60	149,940	–	–	150,000
Issuance of common stock with short-term convertible note	–	–	108,696	11	27,163	–	–	27,174
Warrants issued with short-term convertible notes	–	–	–	–	265,093	–	–	265,093
Warrants to be issued to Placement Agent	–	–	–	–	60,219	–	–	60,219
Anti-dilution shares to be issued	–	–	–	–	6,878	–	–	6,878
Stock-based compensation	–	–	–	–	175,304	–	–	175,304
Net loss	–	–	–	–	–	(8,411,332)	–	(8,411,332)
Foreign currency translation adj.	–	–	–	–	–	–	(93)	(93)

September 30, 2016	–	$–	134,226,310	$13,423	$72,088,973	$(88,008,940)	$46	$(15,906,498)

See accompanying Notes to Consolidated Financial Statements

(this space intentionally left blank)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,411,332)	$(7,579,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496,487	532,616
Stock-based compensation	175,304	207,971
Issuance of common stock and warrants for services	150,000	221,923
Issuance of preferred and common stock for accrued interest	–	192,785
Accretion of original issue discount on short-term convertible notes	588,169	357,527
Accretion of debt issue costs on short-term convertible notes	390,995	324,747
Capitalized interest on short-term convertible notes	94,625	–
Debt conversion inducement cost	–	60,419
Capitalized interest on debt modification	–	34,596
(Gain) loss on disposal of assets	10,521	(51,607)
Gains from sales of investment	(1,502,100)	–
Gain from insurance recovery	(45,952)	–
Bad debt expense	–	119,230
Expense from the change in fair value of derivative liabilities	3,967,259	882,177
Net changes in certain assets and liabilities:
Accounts receivable	(144,140)	165,068
Prepaid expenses	27,530	(12,894)
Inventory	1,855	159,058
Other noncurrent assets	(13,793)	(93,014)
Accounts payable	552,906	175,543
Other current liabilities	252,781	(15,000)
Net cash used in operating activities	(3,408,885)	(4,318,301)

Cash flows from investing activities:
Purchase of and deposits on equipment	(87,269)	(74,868)
Purchase of equipment via lease (sales tax)	(32,972)	–
Proceeds from sale of equipment	51,416	154,154
Proceeds from sale of investment	1,502,100	–
Proceeds from insurance recovery	45,952	–
Net cash provided by investing activities	1,479,227	79,286

Cash flows from financing activities:
Proceeds from advances from stockholders	235,540	1,230,000
Payments on advances from stockholders	(94,376)	(25,000)
Proceeds from issuances of debt to stockholders	–	200,000
Payments on debt with stockholders	(5,444)	–
Proceeds from issuances of debt	2,886,000	2,000,000
Payments of debt issuance costs	(330,141)	(309,345)
Payments of issuance costs from short-term exchanged notes	(27,578)	–
Payments on debt	(662,783)	(167,393)
Payments on capital leases	(311,163)	(274,549)
Bank overdraft	233,246	–
Proceeds from sale of common stock	–	720,938
Proceeds from sale of preferred stock	–	575,042
Net cash provided by financing activities	1,923,301	3,949,693
Effect of exchange rate changes on cash	(93)	285
Net decrease in cash	(6,450)	(289,037)
Cash, beginning of period	6,450	322,877
Cash, end of period	$–	$33,840

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

The consolidated results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations for the full fiscal year. These Consolidated Financial Statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016 (“2015 Form 10-K”).

Certain amounts included in the Company’s Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2015 have been reclassified to conform to 2016 classifications.

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

Going Concern

The Company’s Consolidated Financial Statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings as well as sales of certain assets. Substantially all of the Company’s property and equipment are security for outstanding indebtedness. We will continue to require substantial funds to support our molecular information services business and advance global commercialization of our LAESI® instrument platform and service outstanding debt obligations, including scheduled interest and principal payments, and fulfilling payment obligations related to debt that has reached maturity.

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

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers. As of September 30, 2016 the Company’s accounts payable balance of $1,947,739 included $1,608,934 that was overdue by terms, $1,303,710 of which that was more than 90 days past due (see Note 16 Commitments and Contingencies for related information). Included in the $1,301,710 balance are amounts the Company owes for rent, royalties due under certain license arrangements, legal fees and consulting. Also, as of September 30, 2016, the Company was in an overdraft position of $233,246 with its bank. The Company has rectified the deficit position with its bank primarily through the receipt of a cash advance from an existing stockholder (see Note 10 Obligations to Stockholders). As discussed below, the Company was unable to repay its September 2016 10% OID Secured Promissory Note when it matured on October 15, 2016. The Company is also in arrears on scheduled interest and principal payments on certain other debt obligations, as discussed in more detail in Note 10 Obligations to Stockholders and Note 12 Debt. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by or advances from stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

On May 27, 2016, the Company filed a Form S-1 Registration Statement (“Form S-1”) with the SEC for a public offering of up to 3,100,000 shares of the Company’s Common Stock with the goal of raising $15,000,000 from such offering. The offering was part of the Company’s strategy to address its acute working capital needs, ensure it meets scheduled interest and principal payments on existing debt, retire certain outstanding debt obligations, and, in general, provide the Company with the financial resources it needs to execute its business objectives and expand its business. However, on August 26, 2016, the Company filed a petition with the SEC to withdraw the Form S-1 due to market conditions.

On September 8, 2016, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with an “accredited investor” (as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the investor purchased a 10% original issue discount secured promissory note of the Company in the principal face amount of $720,000 due on October 15, 2016 for an aggregate purchase price of $650,000 (the “September 2016 10% OID Secured Promissory Note”). The Company used the proceeds from such note to repay the March 2016 Short-Term Convertible Note (see Note 12 Debt for detailed information about this note) that matured on September 4, 2016. As of the date of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. See Note 18 Evaluation of Subsequent events for related information.

As discussed under Note 9 Bank Line of Credit, the Company has reclassified the outstanding balance of its bank line of credit to current liabilities as of September 30, 2016. As of that date, the outstanding balance of the line of credit was $3,000,000. This obligation has been presented as a currently liability as the Company was in arrears with its interest at September 30, 2016. The Company has subsequently cured the interest in arrears and the bank has not notified the Company of a default. The line of credit has a due date of July 2018.

On September 9, 2016, the Company reached an agreement with the holders of certain short-term convertible notes with a principal amount totaling $1,892,500 (the “Original Principal Amount”) issued in May and June 2016 (the “Summer 2016 Notes”) whereby the Summer 2016 Notes would be exchanged for new short-term convertible notes (the “Exchange Notes”). The Exchange Notes shall have a principal amount totaling $1,987,125 which represents the Original Principal Amount plus accrued interest of 10% per annum for each of the Summer 2016 Notes. In addition, the notes shall extend the maturity dates under the Summer 2016 Notes to a date no later than March 31, 2017. In addition to the Exchange Notes, the holders of the Summer 2016 Notes are exchanging their related warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. In October 2016, the Company reached the same such agreement with two additional holders of those certain short term convertible notes with a principal amount totaling $91,250 issued in May and July 2016. The Exchange Notes for such additional investors shall have a principal amount totaling $95,813 with extended maturity dates and such investors shall exchange their existing warrants for warrants that contain full-ratchet anti-dilution provisions. As mentioned above, one element of the Company’s strategy to manage its liquidity and capital resources and otherwise continue as a going concern is to obtain extensions and modifications to outstanding debt.

On September 26, 2016, the Company issued a 20% original issue unsecured convertible note in the principal face amount of $156,250 due March 26, 2017 for an aggregate purchase price of $125,000 resulting in proceeds of $107,500 net of transaction costs. See Note 12 Debt for additional information.

On October 31, 2016, the Company received an advance from a related party, an officer of the Company and a Board of Director. To provide the Company with $255,000 to cover the deficit at the bank, the related party had to get a loan from the bank. The Company is responsible for repaying the related party note directly to the bank by November 30, 2016.

In November 2016, the Company issued 14,927,066 shares of its Common Stock and warrants to purchase an aggregate of 29,854,132 shares of Common Stock resulting in gross proceeds of $1,119,530. See Note 18 Evaluation of Subsequent Events for additional information about the transaction.

We have sold most our investment in AzurRx BioPharma, Inc. (“AzurRx”) as a means of obtaining additional cash. We raised proceeds of $1,502,100 during the nine months ended September 30, 2016 through sales of our ownership interest in AzurRx. As of December 31, 2015, our ownership interest in AzurRx was 25% on a fully-diluted basis; our interest in AzurRx has been reduced to 1.7% after the most recent sale, which was in August 2016. As of the date of this report, the Company holds 125,757 shares of AzurRx common stock, 100,000 of which is subject to an option agreement under which a counterparty, who is the CEO of AzurRx and a former board of director of the Company, has an option to purchase these shares from the Company for $1.00 per share from January 4, 2016 through January 4, 2021. See Note 3 Sales of Investment for additional information related to the Company’s investment in AzurRx, including AzurRx completing an initial public offering on October 11, 2016.

Certain of the Company’s outstanding financial instruments contain anti-dilution provisions that may be triggered by the issuance of Common Stock or financial instruments such as Preferred Stock and warrants that are convertible or otherwise exchangeable for shares of the Company’s Common Stock. As a result of the November 2016 share issuances anti-dilution provisions under certain outstanding financial instruments have been triggered. Under such provisions the Company shall issue 49,500,832 shares of Common Stock resulting in significant dilution to investors without such protection. See Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments and Note 18 Evaluation of Subsequent Events for additional information. See also Note 4 Derivative Liabilities for additional information related to the estimated fair value of the anti-dilution provisions included in the Company’s financial instruments that were outstanding as of September 30, 2016.

Aside from further issuances of its Common Stock, the Company is exploring other options for obtaining additional financial resources such as the issuances of short-term debentures and Preferred Stock.

There can be no assurance that we will be successful in raising enough funds to sustain operations.

Since inception, we have been successful in raising funds and selling certain assets to fund our operations and believe that we will be successful in obtaining the necessary capital resources to fund our operations going forward; however, there can be no assurances that we will be able to secure any additional funding or capital resources or the terms and conditions of any such arrangements. These factors raise substantial doubt about our ability to continue as a going-concern.

The accompanying Consolidated Financial Statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

2.	Gross Revenue

The Company recognizes revenue from three major components: molecular information services, LAESI® instrument platform and research products.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Molecular information services	$452,489	$206,601	$1,164,362	$596,309
LAESI® instrument platform	4,160	155,550	191,081	461,537
Research products	63,259	60,537	221,567	213,447
Gross revenue	$519,908	$422,688	$1,577,010	$1,271,293

3.	Sales of Investment

In the first quarter of 2016, the Company notified AzurRx of its intent to convert 71 shares of its Series A convertible preferred stock, $0.0001 par value per share (“AzurRx Preferred Stock”), the remaining shares of AzurRx Preferred Stock held by the Company, into shares of AzurRx common stock, $0.0001 par value per share (“AzurRx Common Stock”), pursuant to the terms and conditions of the Certificate of Designation of AzurRx. The conversion rate was 24,393.65 shares of AzurRx Common Stock per share of AzurRx Preferred Stock. The Company received 1,731,949 shares of AzurRx Common Stock upon conversion. The Company had 100,749 shares of Common Stock left, from the 2015 conversion and stock sales, to sale in 2016. The Company sold 1,016,941 shares of AzurRx Common Stock during the first quarter of 2016 receiving net proceeds of $637,100. The Company sold an additional 550,000 shares during the second quarter of 2016 receiving net proceeds of $675,000. In the third quarter of 2016, the Company sold an additional 140,000 shares of AzurRx Common Stock generating net proceeds of $190,000.

As of September 30, 2016, the Company’s ownership interest in AzurRx included 125,757 shares of AzurRx Common Stock, which represented an ownership stake in AzurRx of 1.7% (on a fully-diluted basis). 100,000 of these shares are subject to an option agreement under which a counterparty, who is the CEO of AzurRx and a former board of director of the Company, has the option to purchase these shares from the Company for $1.00 per share from January 4, 2016 through January 4, 2021.

The Company previously accounted for its investment in AzurRx using the “equity method.” However, considering the reduction in the Company’s interest in AzurRx during the three months ended March 31, 2016, the Company discontinued the use of the “equity method” of accounting for this investment and began accounting for the investment under the cost method (as fair market value for these shares was not readily determinable).

On October 11, 2016, AzurRx completed an initial public offering (“AzurRx IPO”). As of that date, shares of AzurRx common stock are listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Capital Market under the ticker symbol “AZRX”.

4.	Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. However, the Company has certain financial instruments that are embedded derivatives associated with certain capital raises and common stock purchase warrants. The Company evaluates all of its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB Accounting Standards Codification 815-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. If the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity. See also Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments.

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

The three levels of inputs used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example, the probability of a capital raise in a “binomial” methodology for valuation of a derivative liability directly related to the issuance of common stock warrants)

The Company has entered into certain financial instruments, such as convertible debentures and equity financing arrangements, which include variable conversion rates, include anti-dilution provisions (“down-round protection”) and detachable warrants that are: (i) not afforded equity classification; (ii) embody risks not clearly and closely related to host contracts, or; (iii) may be net-cash settled by the counterparty. Such derivative liabilities are recorded at fair value at the issuance date. Subsequent changes in fair value are recorded through the consolidated statement of comprehensive loss. For the Company, the Level 3 financial liability is the derivative liabilities related to certain Common Stock and warrants that include “down-round protection” that are valued using the “Monte Carlo Simulation” technique. While the majority of inputs are Level 2, this technique necessarily incorporates a capital raise assumption which is unobservable and, therefore, a Level 3 input.

As of September 30, 2016, a range of key quantitative assumptions related to the Common Stock and warrants that include “down round protection” are as follows:

	Expected life (years)	Risk-free rate	Volatility	Probability of a capital raise
Derivative liabilities	0.25 – 4.50	0.29% and 0.77%	79.52%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to certain Common Stock issuances that included “down-round protection”, warrants issued in conjunction with certain Common Stock and debt issuances, including warrants granted to the Placement Agent related to such issuances, that included “down-round protection”, and the variable conversion rate feature of certain short-term convertible debentures. See also Note 12 Debt, Note 13 Common Stock, and Note 15 Warrants.

The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements as of September 30, 2016
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – Common Stock	$4,097,278	$–	$–	$4,097,278
Derivative liabilities – Warrants	518,753	–	–	518,753
Derivative liabilities – Convertible debentures	313,629	–	–	313,629
Total	$4,929,660	$–	$–	$4,929,660

	Fair value measurements as of December 31, 2015
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – Common Stock	$777,002	$–	$–	$777,002
Derivative liabilities – Warrants	185,399	–	–	185,399
Total	$962,401	$–	$–	$962,401

The Company’s assessment of the probability of future capital raises is considered to be high. Such capital raise activities are estimated to take place at levels that could possibly result in anti-dilution triggers—currently at $0.075 per share, based on the November sale of Common Shares—especially considering the current market price for the Company’s Common Stock (which is currently less than $0.25 per share). The assumptions used for estimating future capital raises could be materially different from the actual results. Any such differences could materially impact the derivative liabilities and have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

As a result of the November 2016 share issuances, anti-dilution provisions under certain outstanding financial instruments have been triggered, which was considered in the assumptions for future capital raise activity at September 30, 2016. See Note 18 Evaluation of Subsequent Events for additional information.

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2016
				Total fair value
	Derivative liabilities			measurements
	Common		Convertible	using Level 3
	stock	Warrants	debt	inputs
Balance as of January 1, 2016	$777,002	$185,399	$–	$962,401
Unrealized loss on derivative liabilities outstanding as of December 31, 2015	3,320,276	279,025	–	3,599,301
Fair value of variable conversion rate for convertible debentures issued in 2016 (a)	–	–	313,629	313,629
Fair value of derivative liabilities associated with other financial instruments issued in 2016 (b)	–	54,329	–	54,329
Balance as of September 30, 2016	$4,097,278	$518,753	$313,629	$4,929,660

(a)	See also Note 12 Debt
(b)	See also Note 15 Warrants

6.	Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of shares of Common Stock outstanding, or 133,824,867 and 133,605,888 for the three and nine months ended September 30, 2016, respectively; for the comparative periods in 2015, weighted average number of shares of Common Stock outstanding was 115,839,765 and 105,923,915 respectively. Common share equivalents (which may consist of stock options, warrants and convertible debt) are excluded from the computation of diluted loss per share for all periods presented because including them would be anti-dilutive. Common share equivalents that could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, were 98,285,387 and 86,556,934 shares as of September 30, 2016 and September 30, 2015, respectively.

7.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	September 30, 2016	December 31, 2015
Work-in-progress	$135,902	$98,437
Finished goods	9,710	12,650
Total inventory	$145,612	$111,087

8.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 – 10 years
Vehicles	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Lab equipment	$6,526,399	$6,617,038
Computer equipment	552,423	540,212
Office equipment	191,248	191,248
Leasehold improvements	212,730	212,730
Accumulated depreciation	(4,725,229)	(4,934,321)
Property and equipment, net	$2,757,571	$2,626,907

For the three and nine months ended September 30, 2016, depreciation expense was $177,359 and $496,487, respectively. For the three and nine months ended September 30, 2015, depreciation expense was $176,561 and $532,366, respectively.

9.	Bank Line of Credit

The Company has a line of credit with a bank that is authorized to $3,000,000. The interest rate is variable and equal to 0.75% plus prime with a minimum rate of 5.87% per annum. The line of credit is subject to an annual review and certain covenants. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member. On June 20, 2016, the Company and the bank entered into an agreement that established July 12, 2018 as the maturity date for the outstanding balance of the line of credit, which was $3,000,000 as of September 30, 2016 and December 31, 2015. As a result of the agreement, the outstanding balance of the line of credit was reclassified to long-term liabilities as of the date of the agreement; previously, the “payable upon demand” payment terms required the outstanding balance to be presented as a current liability.

The Company’s line of credit with the bank requires the Company to adhere to certain customary covenants. For example, the bank can issue a default notice to the Company and accelerate payment of the outstanding balance if the Company fails to make a scheduled interest payment to the bank, is in default under any agreement with a third party which materially and adversely affects the Company’s property, operations or financial condition, or the Company does not make timely payments on property that is useful its business, including maintenance and repairs of such property.

As mentioned above, the Company was not able to repay the September 2016 10% OID Promissory Note when it matured on October 15, 2016. Although the Company is actively engaged with the lender regarding extending the maturity of the note, the Company’s inability to repay the note could be considered a default condition under the line of credit. In addition, as detailed in Note 16 Commitments and Contingencies, the Company is significantly in arrears on rent payments to its landlord for the Company’s office and laboratory space. The Company is also significantly in arrears on certain other accounts payable, as discussed in Note 1 Description of Business and Basis of Presentation. The Company’s inability to make timely payments to certain vendors and suppliers, including its landlord, could also be considered a default condition. Considering these factors, the Company has reclassified the balance of the line of credit to current liabilities as of September 30, 2016.

As of the date of this report, the Company has made all scheduled payments to the bank and the bank has not issued any notice to the Company regarding any default or possible default under the line of credit.

10.	Obligations to Stockholders

During the nine months ended September 30, 2016, the Company received advances equal to an aggregate of $235,540 from various directors and current stockholders of the Company. The Company repaid $94,375 to three directors during this period, which included payment of $52,500 of the $2,574,500 in aggregate advances and other loans payable to stockholders outstanding as of December 31, 2015. As of September 30, 2016, the outstanding balance of advances and other loans payable to stockholders was $2,710,220, which included two interest-bearing promissory notes with a combined outstanding balance of $1,111,556 with two stockholders and $1,598,664 in outstanding advances from other stockholders. The advances have no terms of repayment and do not bear interest.

On May 31, 2016, one of the outstanding interest-bearing promissory notes in the amount $200,000 with a stockholder reached maturity. In June 2016, a payment was made of $12,500 to pay accrued interest through February 2016. In July 2016, a payment of $12,500 was made to cover accrued interest payable from March 2016 through June 2016 as well as $5,444 applied against the outstanding principal balance of the note. In early August 2016, the Company and the stockholder reached a verbal agreement to extend the maturity date to September 30, 2016, at which time the Company would make payment to the stockholder for the deferred amount, $194,556, as well as interest accrued on the balance through September 30, 2016 of $4,864. As of the date of this report, the Company is in discussions with the related party regarding terms to extend the maturity date of the note and such related party has acknowledged that the Company is not currently in default under the note.

On October 31, 2016, the Company received an advance from a related party, an officer of the Company and a Board of Director. To provide the Company with $255,000 to cover the deficit at the bank, the related party had to get a loan from the bank. The Company is responsible for repaying the related party note directly to the bank by November 30, 2016. See Note 18 Evaluation of Subsequent Events.

See Note 13 Common Stock related to the conversion of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a member of the Company’s Board of Directors, and accounts payable by the Company to Summit, into shares of Common Stock.

See also Note 18 Evaluation of Subsequent Events for activity related to advances and other loans payable to stockholders after September 30, 2016.

11.	Other Current Liabilities

Other current liabilities consist of the following at:

	September 30, 2016	December 31, 2015
Accrued expenses	$158,850	$28,728
Accrued interest	117,130	108,731
Accrued warranty expense	54,293	50,000
Accrued payroll and benefits	148,890	124,183
Unearned revenue	72,086	79,666
Other payables and accrued expenses	$551,249	$391,308

12.	Debt

Short-Term Convertible Notes Issued in Second and Third Quarters 2016 and Related Exchange Notes

In the second quarter of 2016, the Company issued a series of 20% original issue discount unsecured convertible debentures (the “Second Quarter 2016 Convertible Debentures”) to 34 Accredited Investors pursuant to the terms and conditions of a Securities Purchase Agreement by between the Company and each Accredited Investor. The face amount of the underlying debentures issued was $1,950,000 and the aggregate gross cash proceeds to the Company were $1,560,000; each debenture has a six-month maturity from the date of issuance; maturities for the Second Quarter 2016 Convertible Debentures include $448,750, $415,000, $605,000, $481,250 in November 2016 and December 2016. In addition to the original issue discount on these debentures, which totaled $390,000, the debentures accrue additional interest at a rate of 10.0% per annum. At the Company’s option, assuming certain conditions are met, the Company can issue shares of Common Stock in lieu of making cash interest payments. In addition, for debentures that reach maturity (i.e., they are not converted to Common Stock), the Company has the option to pay the principal and any unpaid accrued interest in shares of Common Stock, assuming certain conditions are met. Each debenture may be converted into Common Stock voluntarily by the holder at any time after issuance and until the debenture is no longer outstanding. However, if the Company should complete a public offering of Common Stock (or any security convertible into or exercisable or exchangeable for shares of Common Stock) before maturity of any of the underlying debentures, on the date of closing of such offering any outstanding principal amount and accrued and unpaid interest automatically converts into shares of the Company’s Common Stock at the applicable conversion rate (“Automatic Conversion”). Each debenture is voluntarily convertible by the holder into shares of Common Stock at $0.25 per share and, for Automatic Conversion, the conversion rate is the lower of $0.25 per share or a per share rate that is equal to 85% of the price per share to the public of any Common Stock sold in a public stock offering (for either method of conversion, the conversion amount being the face amount of the note plus any accrued but unpaid interest at the conversion date). The debentures sold in September 2016 (the “September 2016 10% OID Secured Promissory Note”), which had a face amount of $156,250, were sold subject to the Company obtaining shareholder approval to increase the number of authorized shares of Common Stock; as discussed in Note 18 Evaluation of Subsequent Events, the Company obtained shareholder approval for the increase in October 2016. See Note 15 Warrants related to warrants that were granted to the investors in the Second Quarter 2016 Convertible Debentures and the Placement Agent for these debentures.

On July 29, 2016, the Company sold to two Accredited Investors an aggregate face amount of $63,750 of its 20% original issue discount unsecured convertible debentures (the “July 2016 Convertible Debentures” together with the Second Quarter 2016 Convertible Debentures, the “Summer 2016 Convertible Debentures”), for aggregate gross cash proceeds of $51,000, pursuant to the terms and conditions of a Subscription Agreement by and between the Company and such investors. The debentures have a term of six months from the date of issuance and the principal amount of $63,750 bears interest at a rate of 10% per annum, payable upon conversion as described below and at maturity. The Company may pay all or any portion accrued interest that is due in cash or, at the Company’s option, in shares of Common Stock of the Company at a conversion price of $0.25 per share, or a combination thereof; provided that the Company may pay interest in shares only if certain conditions specified in the debenture are satisfied. The debentures are convertible, in whole or in part, into shares of Common Stock at the option of the holder, at any time and from time to time, at a conversion price equal to the $0.25 per share (as adjusted for forward or reverse stock splits, stock dividends or other similar proportionately-applied change).

In addition, each of the investors received a three-year warrant to purchase a number of shares of Common Stock equal to 75% of the shares of Common Stock initially issuable upon conversion of the debenture, at an exercise price of $0.325 per share (as adjusted for forward or reverse stock splits, stock dividends or other similar proportionately-applied change and subject to customary weighted-average anti-dilution price adjustment). The relative fair value of these warrants was estimated to be $731, which was recorded as a discount to the Summer 2016 Convertible Debentures and is being accreted to interest expense over the six-month term of the related notes. See also Note 15 Warrants.

In connection with the issuance of the Summer 2016 Convertible Debentures, the Company paid to a broker dealer registered with the Financial Industry Regulatory Authority (“FINRA”) that acted as the placement agent an aggregate of approximately $191,400 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 1,409,625 shares of Common Stock to the placement agent (or its designees) with an exercise price of $0.25 per share and a term of three (3) years. The relative fair value of these warrants was estimated to be $3,077 which was recorded as a discount to the Summer 2016 Convertible Debentures. See also Note 15 Warrants.

On September 9, 2016, the Company reached an agreement with certain holders of the Second Quarter 2016 Convertible Debentures pursuant to which such debentures were exchanged for new short-term convertible notes (the “Exchange Notes”). The Exchange Notes shall have a principal amount totaling $1,987,125 which represents the original principal amount plus accrued interest of 10% per annum for each of the Second Quarter 2016 Convertible Debentures. In addition, the Exchange Notes shall extend the maturity dates under the Second Quarter 2016 Convertible Debentures to a date no later than March 31, 2017. In addition to the Exchange Notes, the holders of the Second Quarter 2016 Convertible Debentures are exchanging their related warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. In October 2016, the Company reached the same such agreement for the exchange of notes and warrants with two additional holders of the Summer 2016 Convertible Debentures.

The relative fair value of the new warrants was estimated to be $287,792, which was recorded as a discount to the Exchange Notes and is being accreted to interest expense over the six-month term of the related notes. The unaccreted balance of the fair value of the warrants issued with Second Quarter 2016 Convertible Debentures was recorded as an adjustment to interest expense upon cancellation of the warrants. See also Note 15 Warrants and Note 18 Evaluation of Subsequent Events.

September 2016 10% OID Secured Promissory Note

On September 8, 2016, the Company entered into a Note Purchase Agreement with an Accredited Investor pursuant to which the investor purchased a 10% original issue discount secured promissory note of the Company in the principal face amount of $720,000 due October 15, 2016 for an aggregate purchase price of $650,000 (“September 2016 10% OID Secured Promissory Note”). The principal balance of $720,000 bears interest at a rate of 10% per annum, payable on the October 15, 2016 maturity date. The Company used the proceeds from the offering to repay the March 2016 Short-Term Convertible Note (see below) that matured on September 4, 2016.

The Company’s obligations to repay and otherwise perform its obligations under the September 2016 10% OID Secured Promissory Note are secured by a continuing first priority lien and security interest in the accounts receivable and inventory of the Company and its subsidiary, Protea Biosciences, Inc. (the “Subsidiary”) pursuant to the terms of a Security Agreement among the Company, the Subsidiary, and the Lender (the “Security Agreement”) and include the specific assets now owned or hereafter acquired of the Company and the Subsidiary listed on the Exhibit 1 to the Security Agreement. The Subsidiary also provided the Lender with a full recourse guaranty for the prompt performance of all obligations of the Company, pursuant to the terms of a guaranty agreement.

As of the date of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. If the Company is unable to successfully negotiate an extension to the note agreement, the Accredited Investor may assert all of its rights and remedies available under the Security Agreement and applicable law. See Note 18 Evaluation of Subsequent events for related information.

September 2016 20% OID Note

On September 26, 2016, the Company entered into a Subscription Agreement with an Accredited Investor pursuant to which the investor purchased a 20% original issue discount unsecured convertible debenture of the Company in the principal face amount of $156,250 due March 26, 2017 for an aggregate purchase price of $125,000 (the “September 2016 20% OID Note”). The principal balance of $156,250 bears interest at a rate of 10% per annum, payable on the March 26, 2017 maturity date. The debenture may be converted into Common Stock by the holder at any time after issuance and until the debenture is no longer outstanding, However, if the Company should complete a public offering of Common Stock (or any security convertible into or exercisable or exchangeable for shares of Common Stock) before maturity of any of the underlying debentures, on the date of closing of such offering any outstanding principal amount and accrued and unpaid interest automatically converts into shares of the Company’s Common Stock at the applicable conversion rate (“Automatic Conversion”). The debenture is voluntarily convertible by the holder into shares of Common Stock at $0.25 per share and, for Automatic Conversion, the conversion rate is the lower of $0.25 per share or a per share rate that is equal to 85% of the price per share to the public of any Common Stock sold in a public stock offering (for either method of conversion, the conversion amount being the face amount of the debenture plus any accrued but unpaid interest at the conversion date). In addition, the investor received a warrant to purchase 468,750 shares of the Company’s Common Stock at an exercise price of $0.325, subject to adjustment, for a period of three years from the date thereof. The relative fair value of these warrants was estimated to be $1,792, which was recorded as a discount to the September 2016 20% OID Notes and is being accreted to interest expense over the six-month term of the notes. See also Note 15 Warrants.

In connection with such issuance, the Company paid to a broker dealer registered with FINRA that acted as the placement agent an aggregate of approximately $15,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of 109,375 shares of Common Stock to such placement agent. As of the date of this report, these warrants had not been issued to the placement agent. However, the relative fair value of these warrants was estimated to be $239, which was recorded as a discount to the September 2016 20% OID Note and is being accreted to interest expense over the six-month term of the notes. See also Note 15 Warrants.

Short-Term Convertible Note issued in March 2016

On March 4, 2016, the Company issued to St. George Investments LLC (“St. George Investments”), an Accredited Investor, a 23% original issue discount unsecured convertible note (the “March 2016 Convertible Note”) due September 4, 2016, with a principal amount of $655,000, for aggregate gross cash proceeds of $500,000, pursuant to the terms and conditions of a Securities Purchase Agreement dated March 4, 2016 between the Company and St. George Investments. In addition to the original issue discount of $150,000, the March 2016 Convertible Note principal amount included legal fees of St. George Investments of $5,000. In connection with the issuance of the March 2016 Convertible Note, the Company issued to St. George Investments: (a) 108,696 shares of Company’s Common Stock (with a value of $27,174), and (b) a five-year warrant to purchase up to 1,637,500 shares of Common Stock at an exercise price of $0.75 per share, subject to adjustment in certain events as provided therein (“St. George Investments Warrant”). Upon an event of default as defined in the March 2016 Convertible Note, the outstanding balance is convertible at the holder’s option into Common Stock at a conversion price equal to (initially) 70% of the lowest closing bid price for the Common Stock in the twenty (20) trading days immediately preceding the conversion, subject to adjustment in certain events as provided therein.

The relative fair value of the St. George Investments Warrant was estimated at $12,773, which was recorded as a discount to the March 2016 Convertible Note and accreted to interest expense over the term of the note. The relative fair value of the Common Stock issued to St. George Investments was estimated at $27,174, which was recorded as a discount against the note and accreted over the term of the note. The Company recognized accretion expense of $38,019 related to the fair value of these warrants, Common Stock and transaction costs and interest expense of $51,613 related to the original issue discount during the three months ended September 30, 2016. For the nine months ended September 30, 2016, the Company recognized accretion expense of $104,947 and interest expense of $150,000 related to this note.

On September 6, 2016, the March 2016 Convertible Note reached maturity and the Company paid $655,000 to St. George Investments LLC in satisfaction of the obligation (see also September 2016 10% OID Secured Promissory Note above).

In connection with the sale of the March 2016 Convertible Note, the Company paid to a Placement Agent an aggregate of approximately $60,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 491,250 shares of Common Stock to the Placement Agent (or its designees) with an exercise price of $0.25 per share and a term of three (3) years. As of the date of this report, the warrants had not been issued the Placement Agent. However, the relative fair value of these warrants was estimated to be $2,456, which was recorded as additional paid-in capital.

See Note 15 Warrants below related to the triggering of an anti-dilution provision included in the St. George Investments Warrant in May 2016.

Convertible Promissory Notes with WVJITB

The Company has outstanding two convertible promissory notes with the West Virginia Jobs Investment Trust Board (“WVJITB”). One is an 18-month note issued in March 2012 with a principal amount of $290,000 (“March 2012 Promissory Note”) and the second a 3-month note issued in April 2012 with principal amount of $400,000 (“April 2012 Promissory Note”). As of September 30, 2016, the principal balance of the March 2012 Promissory Note was $290,000 with the principal balance of the April 2012 Promissory Note having been reduced to $300,000 as the result of a payment made by the Company in 2013. Since the issuance of these notes, the Company and WVJITB have enacted several addendums to both notes, including extending the maturity dates and reducing the rate at which the notes are convertible into shares of Common Stock. Note 5 Long-term Debt in Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2015 Form 10-K provides details regarding these addendums.

On December 31, 2015, the Company and WVJITB entered into an addendum whereby the maturity dates of both promissory notes were extended to March 31, 2016. In return for the extension, in February 2016, the Company granted WVJITB a five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share. Effective as of March 31, 2016, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to September 30, 2016. In return for the extension, the Company granted WVJITB another five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price to be determined by the Board of Directors. This addendum also granted WVJITB the option to convert $200,000 of the $300,000 outstanding principal balance of the April 2012 Promissory Notes to Common Stock at $0.50 per share at or prior to the revised maturity date. The Company would be required to pay WVJITB the remaining (unconverted) principal balance and all accrued and unpaid interest in cash on September 30, 2016. The warrants granted to WVJITB (the warrant granted in February 2016 and the one granted in May 2016) expire upon the Company completing an underwritten offering that results in net cash proceeds to the Company of at least $10.0 million, if such a transaction is completed before the end of the five-year term. Regarding the warrant granted to WVJITB in February 2016 and May 2016, the relative fair value at the issuance date, and the corresponding liability recorded for the warrant, was estimated at $2,478.

On October 20, 2016, the WVJITB advised the Company that it would grant an additional extension for the maturity dates of both promissory notes. As of the date of this report, an addendum documenting the terms and conditions of the extension has not been finalized.

Promissory Note with WVDO

As of September 30, 2016, the Company was eight months is arrears on scheduled principal and interest payments on an outstanding note payable to the West Virginia Development Office (“WVDO”). The deferral amount totaled $64,278. As of the date of this report, the Company had fallen another two month behind, or an additional $16,070.

In October 2016, the Company and WVDO reached a verbal agreement whereby the Company would make a payment to WVDO no later than November 30, 2016 for the deferred amount as well as scheduled payments for October and November 2016.

Capital Leases

In June 2016, the Company entered into a new four-year capital lease for three pieces of equipment that had a total estimated fair value of $549,543. The equipment is used to generate services revenue.

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of September 30, 2016, the Company had seven capital lease obligations outstanding with imputed interest rates ranging from 5.04% to 9.45%. The capital leases require 24 – 60 monthly payments and expire in December 2016 – June 2020. These leases are secured by equipment with an aggregate cost of $1,868,809. As of September 30, 2016, the Company was current on all capital lease payments.

Total outstanding debt, including capital lease obligations, are as follows (table excludes the outstanding balance of the bank line of credit as of December 31, 2015 because it was presented as a current liability at that time, as discussed in Note 9 Bank Line of Credit; table also excludes obligations to stockholders, which are detailed in Note 10 Obligations to Stockholders and presented as a separate line item on the Company’s Consolidated Balance Sheets):

	September 30, 2016	December 31, 2015
Note Payable to the WVDO	$92,873	$100,656
Note Payable to the WVEDA (a)	143,312	143,312
Note Payable to the WVIJDC (b)	139,229	139,229
Note Payable to the WVEDA (a)	572,148	572,148
Note Payable to the WVIJDC (b)	581,987	581,987
Note Payable to the WVJITB	290,000	290,000
Note Payable to the WVJITB	300,000	300,000
Note Payable to the WVEDA (a)	168,362	168,362
Convertible notes (c)	2,982,964	–
Capital leases	1,048,122	754,058
Total	6,318,997	3,049,752
Less: current portion	(4,086,145)	(1,323,594)
Less: unamortized original-issue discount	(50,554)	–
Less: unamortized debt issuance costs	(344,705)	–
Long-term portion	$1,837,593	$1,726,158

(a)	West Virginia Economic Development Authority
(b)	West Virginia Infrastructure and Jobs Development Council
(c)	Includes convertible notes with an outstanding balance of $1,987,125 that include anti-dilution protection

Future required minimum principal repayments over the next five years are as follows (same exclusions as noted for the table above):

Future required minimum
Year Ended December 31:	principal payments
2016	$4,049,767
2017	746,508
2018	514,743
2019	449,246
2020 and thereafter	558,733
Total	$6,318,997

13.	Common Stock

As of September 30, 2016, the Company was authorized to issue a total of 260,000,000 shares of stock, of which 250,000,000 shares were designated common stock, par value of $0.0001 per share with one vote in respect of each share held and no cumulative voting rights (“Common Stock”), and 10,000,000 are designated preferred stock, par value of $0.0001 per share with one vote in respect of each share held (“Preferred Stock”). There were no shares of Preferred Stock issued or outstanding as of December 31, 2015 and no such shares were issued during the nine months ended September 30, 2016. As discussed in Note 18 Evaluation of Subsequent Events, in October 2016, the Company’s stockholders approved an increase in the number of authorized shares of stock, which included increasing the number of authorized shares of Common Stock to 500,000,000.

On December 1, 2015, the Company’s stockholders approved a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of Common Stock, within a range of no less than one-for-fifteen (1:15) and no more than one-for-twenty-five (1:25), with such final ratio to be determined by the Board of Directors, in its sole discretion and with such reverse split to be effective at such time and date within one year after stockholder approval (the “Reverse Split”). See Note 18 Evaluation of Subsequent Events for additional information related to the expected ratio and timing for the Reverse Split.

As of the date of this report, the Company’s Board of Directors had not enacted the Reverse Split and, therefore, the information presented in this report does not include the effects of any such transaction.

See also Note 18 Evaluation of Subsequent Events related to the Company’s sale of Common Stock in November 2016.

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

In September 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $41,667 of accrued interest on promissory notes issued by the Company to Summit and $9,781 of account payable (or a total of $51,448) by the Company to Summit, into 205,791 shares of Common Stock at the rate of $0.25 per share.

Advertising Services Agreement

In March 2016, the Company entered into an agreement with an advertising firm for certain services to be rendered to the Company over an estimated ninety (90) day period (the “Media Advertising Agreement”). Besides cash compensation, the Media Advertising Agreement required the Company to issue 150,000 shares of Common Stock to the advertising firm as of the execution date of the agreement and an additional 150,000 shares to be issued to the advertising firm thirty (30) days from the execution date of the agreement. The estimate fair value of the shares issued in March 2016 and April 2016 was $37,500 for each issuance, which was recorded as consulting expense in the month of issuance.

In July 2016, the Company renewed the agreement with such advertising firm for certain services to be rendered to the Company over an estimated ninety (90) day period. Besides cash compensation, the Media Advertising Agreement required the Company to issue 300,000 shares of Common Stock upon execution of the document. The fair value of the shares issued was estimated at $75,000 with the amount recorded as consulting expense.

(this space intentionally left blank)

Common Stock issued and outstanding is as follows:

	Shares		Price		Estimated
	issued and		per	Gross	fair value at	Par	Additional
	outstanding		share	proceeds	issuance	value	paid-in capital
Balance as of December 31, 2015	133,146,250		Various	$58,393,786	$2,359,303	$13,315	$60,740,153
Issuance (a)	371,364		$0.25	–	92,841	37	92,804
Issuance (b)	108,696		$0.25	–	27,174	11	27,163
Issuance (c)	600,000		$0.25	–	150,000	60	149,940
Balance as of September 30, 2016	134,226,310	(d)		$58,393,786	$2,629,318	$13,423	$61,010,060

(a)	See above under Conversion of Accrued Interest and Accounts Payable
(b)	Shares issued in conjunction with the March 2016 Convertible Note (see Note 12 Debt)
(c)	See above under Advertising Services Agreement
(d)	Includes 21,214,642 shares that contain an anti-dilution provision

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

		Weighted average	Weighted ave. remaining
	Stock options	exercise price	contractual life (years)
Outstanding as of December 31, 2015	10,050,086	$0.69	7.26
Granted	3,350,000	$0.15
Exercised	–	$–
Cancelled or expired	(1,594,216)	$0.31
Outstanding as of September 30, 2016	10,800,086	$0.57	7.53

Exercisable as of December 31, 2015	4,938,664	$1.01	5.59
Exercisable as of September 30, 2016	5,204,317	$0.90	5.61

(this space intentionally left blank)

The following table summarizes information about stock options at September 30, 2016:

Stock options outstanding				Stock options exercisable
			Weighted		Weighted
		Weighted average	average		average
		remaining contractual	exercise		exercise
Exercise price	Outstanding	life (in years)	price	Exercisable	price
$0.15	3,250,000			–
$0.25	1,573,336			576,264
$0.48	150,000			37,500
$0.50	79,000			79,000
$0.53	405,000			126,563
$0.55	3,312,000			2,354,240
$0.80	20,000			20,000
$1.25	150,000			150,000
$1.50	1,646,000			1,646,000
$2.00	214,750			214,750
$0.15 – $2.00	10,800,086	7.53	$0.58	5,204,317	$0.90

As of September 30, 2016, the total aggregate intrinsic value for stock options currently exercisable and stock options outstanding was estimated to be $0.  This value represents the total pre-tax, intrinsic value based on the estimated fair value of the Company’s Common Stock price of $0.12 per share as of September 30, 2016.

The following table summarizes the activity of the Company’s stock options that have not yet vested:

		Weighted average
		grant-date fair
	Stock options	value (per option)
Non-vested as of December 31, 2015	5,111,422	$0.153
Granted	3,350,000	$0.153
Forfeited	(1,594,216)	$0.314
Vested	(1,038,437)	$0.106
Non-vested as of September 30, 2016	5,828,769	$0.126

The fair value of non-vested stock options to be recognized in future periods is $674,803, which is expected to be recognized over a weighted average period of 2.72 years. The total fair value of stock options vested during the nine months ended September 30, 2016 was $175,304 compared to $207,971 for the nine months ended September 30, 2015.

Stock-based compensation expense is as follows:

	Nine Months Ended September 30,
	2016	2015
Selling, general, and administrative expense	$164,860	$178,371
Research and development expense	10,443	29,600
Total stock-based compensation	$175,303	$207,971

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2016 was $0.095 per stock option  and for the nine months ended September 30, 2015 it was $0.31 per stock option.

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2016	2015
Weighted average risk-free interest rate	1.33%	1.69%
Volatility factor	66.51%	66.34%
Weighted average expected life (in years)	7.46	8
Dividend rate	0%	0%

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

In connection with the issuance of the Summer 2016 Convertible Debentures and the September 2016 20% OID Note (see Note 12 Debt above), the Company granted each investor a three-year warrant to purchase shares of the Company’s Common Stock at an exercise price of $0.325 per share, as adjusted for forward or reverse stock splits, stock dividends or other similar proportionately-applied change and subject to customary weighted-average anti-dilution price adjustment. The total number of shares of Common Stock issuable upon exercise of these warrants is 6,510,000. The relative fair value of these warrants was estimated at $28,202, which was recorded as a discount to these debentures and is being accreted over the term of the underlying debentures. As noted below, a majority of the warrants issued in conjunction with the Summer Convertible Debentures are being cancelled in exchange for new warrants.

On September 9, 2016, the Company reached an agreement with holders of certain short-term convertible notes issued in May and June 2016, the Second Quarter 2016 Convertible Debentures, to exchange existing notes with new short-term convertible notes (the “Exchange Notes”). In addition to the Exchange Notes, such holders are exchanging their existing warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. The relative fair value of the new warrants was estimated at $233,345, which was recorded as a discount to the New Notes and is being accreted to interest expense over the six-month term of these notes. Related to the exchange transaction, the Placement Agent also exchanged their warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. The relative fair value of the new warrants issued to the Placement Agent was estimated at $54,447, which was also recorded as a discount to the Exchange Notes and is also being accreted to interest expense over the six-month term of the related notes. See also Note 18 Evaluation of Subsequent Events for information related to the acceptance of the Company’s exchange offer by two additional investors in October 2016.

The St. George Investments Warrant (see Note 12 Debt above for additional information related to this warrant and the related short-term convertible note) included an anti-dilution provision that required the Company to reduce the exercise price for the warrant for any subsequent issuances of Common Stock, or any instrument or securities that are convertible into or exercisable for shares of Common Stock, if the effective price for any such issuance was at an effective price per share that was less than the exercise price for the St. George Investments Warrant. Such a triggering event occurred upon issuance of the first of the Second and Third Quarter 2016 Convertible Debentures, each of which are convertible into shares of the Company’s Common Stock at $0.25 per share. Effective May 20, 2016, the exercise price of the St. George Investment Warrant was reduced to $0.25 per share thereby increasing the number of shares of Common Stock issuable upon exercise of this warrant to 4,912,500 shares from 1,637,500 shares (the adjustment was capped by a provision in the warrant agreement that limits any anti-dilution adjustment to three times the original number of shares issuable upon exercise of the warrant). The relative fair value of the adjustment was estimated to be $6,879, which was recorded as an additional discount to the March 2016 Convertible Debenture and was accreted over the remaining term of the obligation. As discussed above in Note 12 Debt, this debenture matured on September 6, 2016. The Company recognized accretion expense of $104,947 related to the adjustment.

See Note 12 Debt and Note 13 Common Stock for information related to the issuance of warrants to Summit, WVJITB, and a placement agent for the purchase of 450,000, 1,180,000, and 2,010,250 shares of Common Stock, respectively during the nine months ended September 30, 2016. Note, the amount of warrants issued to the placement agent are net of warrants cancelled in September 2016.

See also Note 18 Evaluation of Subsequent Events for information related to warrants issued in conjunction with the Company’s sale of Common Stock in early November 2016. In addition, see Note 18 Evaluation of Subsequent Events for information related to the triggering of certain anti-dilution provisions included in certain of the Company’s outstanding financial instruments, including the reduction of the exercise price for certain warrants.

As of September 30, 2016, warrants to purchase 82,946,270 shares of Common Stock were outstanding and exercisable. During the nine months ended September 30, 2016, the Company recognized a total of $49,894 in interest expense resulting from the accretion of the fair value of issued warrants.

The following table summarizes the activity of the Company’s warrants:

			Weighted	Weighted
			average	average remaining
			exercise	contractual life
	Warrants		price	(in years)
Outstanding as of December 31, 2015	71,342,894		$0.77	2.375
Granted	15,803,751		$0.30	2.998
Exercised	–		$–
Cancelled or expired	(4,200,375)		$2.00
Outstanding as of September 30, 2016	82,946,270	(a)	$0.61	1.984

(a) includes 57,488,533 warrants that contain an anti-dilution provision

The following table summarizes information about warrants as of September 30, 2016:

Warrants outstanding
			Weighted
		Weighted average	average
		remaining contractual	exercise
Exercise price	Outstanding	life (in years)	price
$0.250	12,317,895
$0.310	7,500,000
$0.325	6,510,001
$0.350	14,831,098
$0.360	2,845,000
$0.400	1,630,000
$0.450	1,730,000
$0.500	2,250,523
$0.750	11,065,144
$0.800	1,415,000
$1.100	19,054,350
$1.120	263,750
$2.000	138,800
$2.200	98,320
$2.250	1,296,389
$0.250 – $2.25	82,946,270	1.984	$0.61

16.	Commitments and Contingencies

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

As of the date of this report, the Company had received three court summons for past due accounts payables. The claims total $213,032 and are related to amounts the Company has properly accounted for in its accounting records, including late-payment fees and interest, if applicable. As discussed in Note 1, Description of Business and Basis of Presentation, the Company has delayed payment to certain suppliers and vendors as part of its efforts to manage its liquidity and short-term capital resources.

Agreement with Landlord

On November 4, 2016, the Company reached an agreement with the landlord for its Morgantown, West Virginia facility for payment of past-due rent. The agreement stipulates that the Company will pay the amount due as of October 31, 2016, $90,801, in four installments from November 4, 2016 through December 16, 2016. The Company has paid the first two installments, as scheduled. If the Company fails to make either of final two payments, as scheduled, the landlord may take legal action against the Company, which could include seizing possession the Company’s office and laboratory space.

Warranty Reserve

The Company provides for a one-year warranty with the sale of its LAESI® instruments. As the Company does not currently have sufficient historical data on warranty claims, the Company’s estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its products. As of September 30, 2016, and December 31, 2015, the Company had accrued warranty expense of $54,293 and $50,000, respectively.

University License Agreements

The Company has agreements with West Virginia University (“WVU”) and George Washington University (GWU) related to in-licensed technologies as follows:

WVU	The Company has entered into a License and Exclusive Option to License Agreement with the West Virginia University Research Corporation (“WVURC”), a nonprofit West Virginia corporation acting for and on behalf of WVU. Under the terms of this agreement, the WVURC has granted the Company an exclusive option to license technology from the laboratories of certain WVU principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide. Under the terms of this Agreement, the Company pays expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenue resulting from the sale of products and services that utilize the WVU subject technology.

GWU	In March 2009, the Company entered into an Exclusive License Agreement with GWU for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is laser ablation electrospray ionization, or “LAESI”, a new method of bioanalytical analysis that enables high throughput biomolecule characterization. Under the terms of this agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company has obtained a registered trademark for “LAESI®”. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company pays royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the three and nine months ended September 30, 2016, the Company recorded royalty expenses of $4,765 and $20,299, respectively. During the three and nine months ended September 30, 2015, the Company recorded royalty expenses of $10,934 and $31,145, respectively. As of September 30, 2016, the Company’s accounts payable balance included $118,046 payable to GWU, of which $79,292 was past due, for royalties on sales of the LAESI® instrument platform. Under the terms of the Company’s Exclusive License Agreement with GWU, as amended, the Company is required to pay interest on amounts that are more than five (5) business days overdue. In addition, the Company’s agreement with GWU allows GWU to terminate the agreement under certain circumstances, including related to late payments. As of the date of this report, GWU has not taken any such action.

In November 2012, the Company entered into a Patent License Agreement with GWU for technology developed in the laboratory of Akos Vertes Ph.D. The technology field is Laser Desorption/Ionization and Peptide Sequencing on Laser-Induced Silicon Microcolumn Arrays (“LISMA”) and Nanophotonic Production, Modulation and Switching of Ions by Silicon Microcolumn Arrays (Nanophotonic arrays, or “NAPA”). Under the terms of this agreement, the Company has an exclusive, worldwide license to make, have made, use, import, offer for sale and sell the licensed products. The Company is obligated to pay a license initiation fee of $25,000 and a minimum license diligence resources of $12,500 in year two and $20,000 each year thereafter to develop and commercialize the products, $30,000 milestone payment upon the first sale of a licensed product, and royalties will be 7% of the net sales of licensed products and 5% of the net sales of combination products for combined cumulative net sales up to $50 million. Thereafter, royalties reduce to 6% and 4%, respectively, after taking into account quarterly minimum royalties of $1,500 for the first four quarters after the first sale of a licensed product, $2,500 for the next four quarters, $3,500 for the next four quarters and $6,000 for each succeeding quarter. During the three and nine months ended September 30, 2016, the Company recorded royalty expenses of $2,500 and $5,500, respectively, related to sales of REDIchip™. As of September 30, 2016, the Company’s accounts payable balance includes $8,500 payable to GWU, of which $6,000 was past due, related to this agreement. Similar to the Company’s agreement with GWU related to LAESI®, the Company’s agreement with GWU for LISMA/NAPA allows GWU to terminate the agreement under certain circumstances, including related to late payments. As of the date of this report, GWU has not taken any such action.

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

COAST Project

In 2014, the Company entered into an agreement with Omics2Image B.V. (“O2I”) related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (the “COAST Project”). As part of this arrangement, the Company agreed to commit €60,000 (approximately $76,000 at that time) to the COAST Project and O2I agreed to evenly share the value gained from the efforts as outlined within the scope of the project, which may include new intellectual property and the development of a commercial, integrated instrument system. The Company’s remaining obligation on this arrangement is $24,500, an amount that was due by agreement in 2014.

17.	Supplemental Cash Flow Information

Cash paid for interest and income taxes

During the nine months ended September 30, 2016, cash paid for interest totaled $190,752. Cash paid for interest for the nine months ended September 30, 2015 was $193,942.

The Company did not pay any income taxes during 2015 or the nine months ended September 30, 2016.

Non-cash investing and financing activities

	Nine Months Ended September 30,
	2016	2015

Equipment acquired under capital leases	$605,227	$516,832
Debt converted to preferred stock	$–	$550,260
Dividends paid in preferred stock	$–	$156,056
Issuance of common stock upon conversion of accrued interest	$92,841	$–
Issuance of common stock for services	$–	$–
Issuance of common stock with short-term convertible notes	$27,174	$–
Issuance of warrants with short-term convertible notes	$31,747	$–
Warrants to be issued to Placement Agent	$5,772	$–
Anti-dilution warrants to be issued	$6,878	$–
Debt issuance costs	$5,000	$–

18.	Evaluation of Subsequent Events

Obligations to Stockholders

Subsequent to September 30, 2016, the Company received an advance from a related party, an officer of the Company and a Board of Director. To provide the Company with $255,000 to cover the deficit at the bank, the related party had to get a loan from the bank. The Company is responsible for repaying the related party note directly to the bank by November 30, 2016.

Subsequent to September 30, 2016, the Company received other advances totaling $83,000 from certain current directors and related parties and repaid $9,164 to certain related parties. As with advances from stockholder as of September 30, 2016, the advances from stockholders from October 1, 2016 through the date of this report have no terms of repayment and do not bear interest. As of the date of this report, the outstanding balance of the Company’s obligations to stockholders was $3,039,056. See Note 10 Obligations to Stockholders for additional information.

Increase in Authorized Shares of Common Stock

On October 21, 2016, the Company’s stockholders voted in favor of an increase in the Company’s authorized capitalization from 250,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001 per share, to 500,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Authorized Common Stock Increase”). On October 24, 2016, the Company filed the necessary Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effectuate the change.

Sale of Common Stock

At an initial closing held on November 3, 2016 (the “Closing”), the Company received an aggregate of $631,680 in gross cash proceeds from 25 accredited investors (the “Purchasers”) in connection with the sale of approximately 63 units of securities (each a “Unit” and collectively, the “Units”) pursuant to the terms and conditions of Subscription Agreements (the “Subscription Agreements”) by and among the Company and each of the Purchasers.

On November 18, 2016 (the “Closing”), the Company received an aggregate of $487,850 in gross cash proceeds from 11 accredited investors (the “Purchasers”) in connection with the sale of approximately 48.79 units of securities (each a “Unit” and collectively, the “Units”) pursuant to the terms and conditions of Subscription Agreements (the “Subscription Agreements”) by and among the Company and each of the Purchasers.

Pursuant to its private placement memorandum, dated as of October 31, 2016 (the “Memorandum”), the Company is offering, through a placement agent, a maximum of 500 Units of securities at a price of $10,000 per Unit for up to $5,000,000 in gross proceeds (the “Offering”). Each Unit consists of up to (a) 133,333.33 shares of common stock, par value $0.0001 (the “Common Stock”), (b) 18 month warrants to purchase 133,333.33 shares of Common Stock at an exercise price of $0.09 per share (the “Class A Warrants”), and (c) five year warrants to purchase 133,333.33 shares of Common Stock at an exercise price of $0.1125 per share (the “Class B Warrants” and together with the Class A Warrants, the “Investor Warrants”). If all 500 Units are sold, the Company will issue an aggregate of 66,666,667 shares of its Common Stock and Investor Warrants to purchase up to 133,333,334 shares of Common Stock. The Offering will terminate on December 31, 2016 unless the Company and the Placement Agent mutually agree to extend the Offering to as late at March 31, 2017.

The Company intends to consummate a 1-for-25 reverse stock split of its outstanding Common Stock following the termination date of the Offering, which reverse split has previously been authorized by the Company’s stockholders. Consummation of the Reverse Stock Split will require (a) the filing of an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State, and (b) obtaining the approval of FINRA.

In connection with the Closings, the Company paid to the placement agent an aggregate of $152,384 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to the placement agent to purchase an aggregate of 4,231,120 shares of Common Stock, with an exercise price of $0.09 per share and term of three years. The Company also issued one Unit to the placement agent’s legal counsel for services rendered in connection with the Closing.

In connection with the Closing, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with each of the Purchasers, which requires the Company to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “Commission”) registering for resale (i) all Common Stock issued to the Purchasers as part of the Units, (ii) all shares of Common Stock issuable upon exercise of the Investor Warrants and the warrants issued to the placement agent, and (iii) all shares of Common Stock issued to legal counsel for services rendered in connection with the Closing.

If the Registration Statement is not declared effective by the SEC within the specified deadlines set forth in the Registration Rights Agreement, the Company will be required to pay to each Purchaser an amount in cash, as partial liquidated damages, equal to 1.0% of the aggregate purchase price paid by such Purchaser per 30-day period that such failure continues, up to the maximum of 6% of the aggregate Purchase Price. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum.

The forms of the Subscription Agreement, the Registration Rights Agreement, the Class A Warrant, the Class B Warrant and the warrant issued to the placement agent are filed as Exhibits to a Current Report on Form 8-K filed with the SEC on November 9, 2016, and the foregoing summaries of the terms of such documents are subject to, and qualified in their entirety by, the full text of such documents, which are incorporated herein by reference.

Exchange of Summer 2016 Convertible Debentures

In October 2016, the Company reached an agreement with two additional holders of the Summer 2016 Convertible Debentures pursuant to which such debentures will be exchanged for new short-term convertible notes (the “Exchange Notes”). The Exchange Notes shall have a principal amount totaling $95,813 which represents the original principal amount plus accrued interest of 10% per annum for each of the two investors in the Summer 2016 Convertible Debentures. In addition, the Exchange Notes shall extend the maturity dates under the Summer 2016 Convertible Debentures to a date not later than March 31, 2017. In addition to the Exchange Notes, such holders are exchanging their related warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. The relative fair value of the new warrants are estimated to be $13,876, which will be recorded as a discount to the Exchange Notes and is being accreted to interest expense over the six-month term of the related notes. The unaccreted balance of the fair value of the warrants issued with Summer 2016 Convertible Debentures was recorded as an adjustment to interest expense upon cancellation of the warrants. See Note 12 Debt and Note 15 Warrants for related information.

Anti-Dilution Triggering Event

The sale of Common Stock in November 2016 (see above) was completed at a unit price of $0.075 per share, which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company expects to issue 49,500,832 shares of Common Stock, issue 25,244,336 Warrants to purchase shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share (See Note 12 Debt) and reduce the exercise price of 49,459,532 warrants.

Agreement with Landlord

On November 4, 2016, the Company reached an agreement with the landlord for its Morgantown, West Virginia facility for payment of past-due rent. The agreement stipulates that the Company will pay the amount due as of October 31, 2016, $90,801, in four installments from November 4, 2016 through December 16, 2016. The Company has paid the first two installments, as scheduled. If the Company fails to make either of final two payments, as scheduled, the landlord may take legal action against the Company, which could include seizing possession the Company’s office and laboratory space.

September 2016 10% OID Secured Promissory Note

On September 8, 2016, the Company entered into a Note Purchase Agreement with an Accredited Investor pursuant to which the investor purchased a 10% original issue discount secured promissory note of the Company in the principal face amount of $720,000 due October 15, 2016 for an aggregate purchase price of $650,000 (“September 2016 10% OID Secured Promissory Note”). The principal balance of $720,000 bears interest at a rate of 10% per annum, and was payable on the October 15, 2016 maturity date.

The Company’s obligations to repay and otherwise perform its obligations under the September 2016 10% OID Secured Promissory Note are secured by a continuing first priority lien and security interest in the accounts receivable and inventory of the Company and its subsidiary, Protea Biosciences, Inc. (the “Subsidiary”) pursuant to the terms of a Security Agreement among the Company, the Subsidiary, and the Lender (the “Security Agreement”) and include the specific assets now owned or hereafter acquired of the Company and the Subsidiary listed on the Exhibit 1 to the Security Agreement. The Subsidiary also provided the Lender with a full recourse guaranty for the prompt performance of all obligations of the Company, pursuant to the terms of a guaranty agreement.

As of the date of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. If the Company is unable to successfully negotiate an extension to the note agreement, the Accredited Investor may assert all of its rights and remedies available under the Security Agreement and applicable law.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The Company recorded a net loss of $5,518,191 for the three months ended September 30, 2016. This result is an increase of $3,211,150 versus the $2,307,041 net loss recorded for the three months ended September 30, 2015. The change reflects a $3,194,447 increase in the Company’s estimate of the fair value of the anti-dilutive provisions included in certain of the Company’s outstanding financial instruments. See Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments for additional information. Other quarter-over-quarter changes include an increase in interest expense of $299,433 and an increase in gains resulting from the sale of AzurRx stock of $190,000.

Gross revenue for the three months ended September 30, 2016 increased by 23% over the gross revenue recognized for the three months ended September 30, 2015. Revenue from molecular information services increased by 119%. The more than doubling of this revenue component reflects increases in both the number of customers for whom we performed services and the number of services projects completed in the quarter. Molecular information service customers include pharmaceutical, biotechnology, chemical and medical device companies.

We recorded revenue from the sale of one LAESI® device in the three months ended September 30, 2015; however, we did not sell any of these devices during the three months ended September 30, 2016. As a result, revenue from this component decreased by 97% quarter-over-quarter. We believe the lack of a sale in the recently completed quarter is more reflective of the onerous terms certain suppliers have placed on Protea considering our current financial position (e.g., requiring payment for parts in advance) and long-lead times for certain components than the underlying market demand for the equipment. Customers for our LAESI® instrument platform mirror those for molecular information services.

Revenue from research products increased by 4%. The increase reflects an increase in revenue from the sales of research products partially offset by a decrease in revenue from sales of the Company’s REDIchip™ product.

For the three months ended September 30, 2016 versus the three months ended September 30, 2015, cost of revenue as presented in the Statement of Operations and Comprehensive Loss increased by $259,021 or 123% primarily as a result of the Company implementing a new methodology to estimate cost of revenue for molecular information services during the three months ended June 30, 2016.

Selling, general and administrative (“SG&A”) expenses recognized during the three months ended September 30, 2016 were $51,490 or 3% less than the SG&A expenses recorded during the comparable period in 2015. The change reflects both the Company’s adoption of a new methodology to estimate cost of revenue during the three months ended June 30, 2016, as noted above, and efforts to reduce personnel costs, outside services, consulting expenses, and other activity recorded as SG&A expenses, in particular during the first nine months of 2015.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, research and development expenses decreased 68% primarily due to a decrease in costs associated with the development of the LAESI® instrument platform and Nanopost Array (“NAPA”) technologies (the latter includes the Company’s REDIchip™ product). Both of these products are now considered commercial products. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the Defense Advanced Research Projects Agency (“DARPA”) program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $15,693 for the three months ended September 30, 2016 versus $35,410 for the three months ended September 30, 2015. The amount and timing of future expenses and expense recovery related to our participation in this program are difficult to forecast considering the research and development nature of the collaboration.

The gains on sales of investment of $190,000 recorded during the third quarter of 2016 reflects the sale of 140,000 shares of AzurRx Common Stock. The gain reflects proceeds resulting from the sale of the shares less transaction costs as the basis for the Company’s AzurRx investment had previously been reduced to $0. As discussed below, the Company also sold shares of AzurRX Common Stock in the first and second quarters of 2016. See also Note 3 Sales of Investment and Note 17 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s investment in AzurRx.

For the three months ended September 30, 2016, interest expense increased 45% versus the three months ended September 30, 2015 reflecting both an overall increase in outstanding debt and the interest rates, debt issuance costs and original issue discount associated with those obligations (i.e., the amortization of debt issuance costs and accretion of original issue discount to interest expense over the term of the underlying obligation). As of September 30, 2016, total interest-bearing indebtedness was $10,035,294 versus $9,086,166 as of September 30, 2015. As of December 31, 2015, interest-bearing indebtedness was $7,166,752. As discussed below under Liquidity and Capital Resources, the Company issued a series of short-term convertible notes in May – September 2016. See also Note 9 Bank Line of Credit, Note 10 Obligations to Stockholders, Note 12 Debt, and Note 18 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s short and long-term debt and advances and loans from stockholders.

The Company recorded an expense of $3,240,442 for the net increase in the fair value of derivative liabilities during the three months ended September 30, 2016. These derivative liabilities are certain anti-dilution provisions contained in various financial instruments issued by the Company, in particular convertible notes and warrants. There have been no changes in the assumptions underlying the calculation of estimated fair value of these liabilities in 2016, except for a decrease in the estimated unit price at which a future capital raise is modeled, now $0.075 per share of Common Stock. The amount recorded in this line item for the three months ended September 30, 2015 reflects an increase in the estimated fair value of anti-dilution provisions contained in certain of the Company’s outstanding financial instruments. Detailed information regarding the fair value of these liabilities, including the assumptions used to estimate the fair value of these liabilities, can be found in Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company did not recognize a provision for income taxes for the three or nine months ended September 30, 2016 or for the comparable periods in 2015. The Company has evaluated its income tax position in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740, Income Taxes, and determined that a full valuation allowance against its deferred tax asset was appropriate as of September 30, 2016 and December 31, 2015, the two balance sheet dates included in the Consolidated Balance Sheets included in this report. As of September 30, 2016, the Company had a deferred tax asset of $31,526,892 million with a full, offsetting valuation allowance. Net operating loss (“NOL”) carryforwards totaled approximately $80,838,184 million as of September 30, 2016. These NOLs begin to expire in 2021 for both federal and state income tax purposes.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The Company recorded a net loss for the nine months ended September 30, 2016 of $8,411,332. This result is an increase of $831,886 over the net loss of $7,579,446 recorded for the nine months ended September 30, 2015. This increase is due primarily to an increase in the estimated fair value of the anti-dilutive provisions included in certain of the Company’s outstanding financial instruments of $3,085,082 and an increase in interest expense of $332,166, offset by an increase in revenues of $305,717, a decrease in total operating expenses of $739,041 (cost of revenue, SG&A and R&D expenses) and gains recorded totaling $1,502,100 resulting from the Company’s sales of AzurRx Common Stock.

Gross revenue for the nine months ended September 30, 2016 increased by 24% over the gross revenue recognized for the nine months ended September 30, 2015. Revenue from molecular information services increased by 95%. The increase reflects increases in both the number of customers for whom we performed services and the number of services projects completed in the period.

We recorded revenue from the sale of two LAESI® devices in the nine months ended September 30, 2015. However, we sold only one of these devices in the nine months ended September 30, 2016. As a result, the revenues from this component decreased 59% versus the comparable period in 2015. As noted above, we believe the lack of a sale in the recently completed quarter is more reflective of the onerous terms certain suppliers have placed on Protea than the underlying market demand for these devices.

Revenue from research products increased by 4%. This increase primarily reflects an increase in revenue from sales of the Company’s REDIchip™ product partially offset by decreases in sales of consumables.

SG&A expenses recognized during the nine months ended September 30, 2016 were $4,441,855, which was 16% less than the SG&A expenses recorded for the comparable period in 2015. The change reflects both the Company’s adoption of a new methodology to estimate cost of revenue for molecular information services during the three months ended June 30, 2016 and September 30, 2016 as detailed above, and efforts to reduce personnel costs, outside services, consulting expenses, and other activity recorded as SG&A expenses, in particular during the first nine months of 2015.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, R&D expenses decreased 53% primarily due to a decrease in costs associated with the development of the LAESI® instrument platform and NAPA technologies. As mentioned above, both of these products are now considered commercial products. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the DARPA program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $101,808 for the nine months ended September 30, 2016 versus $107,461 for the nine months ended September 30, 2015.

The gains from sales of investment of $1,502,100 recorded during the nine months ended September 30, 2016 reflects the sale of 1,706,941 shares of AzurRx Common Stock, including 1,016,941, 550,000 and 140,000 shares in the first, second and third quarter of 2016, respectively. The gains are equivalent to the proceeds resulting from the sales of the shares less transaction costs as the basis for the Company’s AzurRx investment had previously been reduced to $0. See also Note 3 Sales of Investment in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s investment in AzurRx.

For the nine months ended September 30, 2016, interest expense increased 29% versus the nine months ended September 30, 2015 reflecting both an overall increase in outstanding debt and the interest expense associated with those obligations, including the amortization of issuance costs and accretion of original-issue-discount and the fair value of warrants issued in conjunction with certain debt issuances. See related discussion above under Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015. See also Note 9 Bank Line of Credit, Note 10 Obligations to Stockholders, Note 12 Debt, and Note 18 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s debt. Although there were no debt conversion inducement costs recognized in the first nine months of 2016 the Company recognized debt conversion inducement costs of $60,419 in the comparable period in 2015 for the fair value of warrants issued to Summit Resources, Inc. (“Summit”) related to the conversion of certain amounts due to Summit into Common Stock.

For the change in fair value of derivative liabilities, see the related discussion above under Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015.

As detailed above under Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015, the Company did not recognize a provision for income taxes for the nine months ended September 30, 2016 or the comparable period in 2015.

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

As of September 30, 2016, the Company’s current assets totaled $556,276, current liabilities $17,401,793, and working capital was a deficit of $16,845,517. As of December 31, 2015, current assets totaled $411,591, current liabilities $9,590,170, and working capital was a deficit of $9,178,579. Current assets increased as accounts receivable, net, increased due primarily to an increase in sales for September 2016 as compared to December 2015 and the Company held a higher investment in inventory related to an increase in sales activity. The 81% increase in current liabilities is due primarily to increase in short-term convertible notes in the second and third quarter of 2016, a bank overdraft, an increase in accounts payables, and an increase in the liability established for the fair value of derivative liabilities. As discussed in Note 9 Bank Line of Credit in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company reclassified the outstanding balance of the line of credit to current liabilities as of September 30, 2016.

As detailed in Note 10 Obligations to Stockholders and Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company continues to have a substantial amount of indebtedness outstanding that is payable within twelve months. In May 2016 – September 2016, the Company issued short-term notes that require payments at maturity totaling $2,982,964; these notes had six-month terms and originally matured in November 2016 – March 2017. As discussed in additional detail in Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, a majority of these notes were exchanged for notes that resulted in the maturity dates for the obligations being extended to March 2017. The exception was a note issued in September 2016 referred to as the September 2016 10% OID Secured Promissory Note for which the maturity date was October 15, 2016. As discussed in additional detail in Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. As of the date of this report through March 31, 2017, scheduled interest and principal payments on outstanding debt (including capital leases) and payments related to debt obligations reaching maturity, total $7,687,178, excluding the balance of the line of credit, which the Company has reclassified as a current liability, but for which, by terms, does not mature until July 2018. As discussed under Cash Requirements below, the Company is in arrears on certain scheduled interest and principal payments on outstanding debt and has deferred payments to certain vendors and suppliers past stated terms. The Company also expects cash flows from operating activities to be a deficit during this period putting an additional burden on the Company to raise additional financial resources in order to meet its obligations and otherwise sustain operations.

Net cash used in operating activities for the nine months ended September 30, 2016 totaled $3,408,885, which represents a decrease of $909,416 or 21% from the net cash used in operating activities of $4,318,301 for the nine months ended September 30, 2015. The largest factors for the improvement include a lower overall cost structure in 2016 and delaying payment of certain accounts payable and other current liabilities (see related discussion below under Cash Requirements).

Net cash provided by investing activities for the nine months ended September 30, 2016 totaled $1,479,227, which represents the net proceeds from the sale of AzurRx Common Stock received during the period and proceeds from sale of equipment. Net cash used by investing activities for the nine months ended September 30, 2015 was $79,286, which is the net amount resulting from the sales and purchases of certain equipment.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $1,923,301, which represents a decrease of $2,026,392 or 51% from the net cash provided by financing activities of $3,949,693 for the nine months ended September 30, 2015. The first nine months of 2016 included net proceeds from the issuance of debt to third parties of $2,528,281 with net proceeds from the issuance of debt to third parties of $1,690,656 during the comparable period in 2015. However, net activity involving stockholder advances and debt was $1,269,280 higher during the first nine months of 2015. In addition, the first nine months of 2015 included proceeds of $575,042 and $720,938 from the sale of preferred stock and common stock, respectively. Additional information regarding the Company’s issuance of debt to third parties during the first nine months of 2016 can be found in Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. Additional information regarding activity involving stockholder advances and debt can be found in Note 10 Obligation to Stockholders in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. As discussed below, the Company requires additional capital resources to fund future operations, service outstanding debt, and continue as a going concern.

Cash Requirements

The Company’s Consolidated Financial Statements included in Part I, Item 1 of this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings as well as sales of certain assets. Substantially all of the Company’s property and equipment are security for outstanding indebtedness. We will continue to require substantial funds to support our molecular information services business and advance global commercialization of our LAESI® instrument platform and service outstanding debt obligations, including scheduled interest and principal payments, and fulfilling payment obligations related to debt that has reached maturity.

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

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers–as of September 30, 2016 the Company’s accounts payable balance of $1,947,739 included $1,608,934 that was overdue by terms, which includes $1,303,710 that was more than 90 days past due (see Note 16 Commitments and Contingencies included in Part I, Item 1 of this report for related information). Also, as of September 30, 2016, the Company was in an overdraft position with its bank; the amount of the overdraft was $233,246. The Company has rectified the deficit position with its bank primarily from borrowing from an existing stockholder (see Note 10 Obligations to Stockholders included in Part I, Item 1 of this report). As discussed below, the Company was unable to repay its September 2016 10% OID Secured Promissory Note when it matured on October 15, 2016. The Company is also in arrears on scheduled interest and principal payments on certain other debt obligations, as discussed in more detail in Note 10 Obligations to Stockholders and Note 12 Debt, both of which are included in Part I, Item 1 of this report. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by or advances from stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

On May 27, 2016, the Company filed a Form S-1 Registration Statement (“Form S-1”) with the SEC with the goal of raising $15,000,000 from the sale of shares of the Company’s Common Stock. The filing was part of the Company’s strategy to address its acute working capital needs, ensure it meets scheduled interest and principal payments on existing debt, retire certain outstanding debt obligations, and, in general, provide the Company with the financial resources it needs to execute its business objectives. However, on August 26, 2016, the Company filed a petition with the SEC to withdraw the Form S-1 due to market conditions.

On September 8, 2016, the Company entered into an agreement with an “accredited investor” (as defined in Rule 501(a) under the Securities Act of 1933, as amended, or “Accredited Investor”) pursuant to which the Accredited Investor purchased a 10% original issue discount secured promissory note of the Company in the face amount of $720,000 due on October 15, 2016 (the “September 2016 10% OID Secured Promissory Note”). The Company used the proceeds from the offering to repay the March 2016 Short-Term Convertible Note (see Note 12 Debt included in Part I, Item 1 of this report for detailed information about this note) that matured on September 4, 2016. As mentioned above, the Company was unable to repay the September 2016 10% OID Secured Promissory Note when it matured on October 15, 2016. The Company is currently negotiating with the Accredited Investor to extend the maturity date for this note; however, the Company currently does not have the financial resources to pay the investor the full maturity value of the note. If the Company is unable to successfully negotiate an extension to the note agreement, the Accredited Investor may assert all of its rights and remedies available under the Security Agreement and applicable law.

On September 9, 2016, the Company offered investors in its Second Quarter 2016 Convertible Debentures (see Note 12 Debt for detailed information about these debentures) the option to exchange those debentures and accompanying warrants for debentures and accompanying warrants (which are referred to hereafter as the “Exchange Notes”) that would, in effect, extend the maturity dates for these obligations until March 2017 (the exact maturity date being six months from the day each investor accepted the Company’s exchange offer). The new debentures would also accrue interest at 10.0% per annum. The rate at which the new debentures could be converted into Common Stock and the exercise prices for the accompanying warrants would be unchanged from the debentures being exchanged and the warrants originally issued with these debentures, which would be cancelled; however, both the new debentures and accompanying warrants include protection against the Company issuing future dilutive financial instruments (i.e., “anti-dilution provisions”). The offer would permit the exchange of the face amount of the original debentures, which includes original issue discount, plus accrued interest on the debentures in an amount that would have been payable to an investor had the obligation been outstanding through the original maturity date, for the new debentures. See Note 12 Debt included in Part I, Item 1 of this report for additional information regarding the Exchange Notes, including conversion terms and conditions. In September 2016, 33 of the 36 investors in the Second and Third Quarter Convertible Debentures accepted the Company’s offer resulting in payments totaling $410,813 and $1,576,313 (including accrued interest) due in November 2016 and December 2016, respectively, being deferred until March 2017. In October 2016, two additional investors accepted the Company’s offer resulting in payments totaling $60,375 and $35,438 (including accrued interest) due in November 2016 and January 2017, respectively, being deferred until March 2017 and April 2017, respectively. As mentioned above, one element of the Company’s strategy to manage its liquidity and capital resources and otherwise continue as a going concern is to obtain extensions and modifications to outstanding debt.

In November 2016, the Company sold Common Stock and accompanying warrants resulting in gross proceeds of $1,119,530; the Company received $925,646 after transaction costs. See Note 18 Evaluation of Subsequent Events included in Part I, Item 1 of this report for additional information about the transaction.

We have sold most our investment in AzurRx BioPharma, Inc. (“AzurRx”) as a means of obtaining additional cash. We raised proceeds of $1,502,100 during the nine months ended September 30, 2016 through sales of our ownership interest in AzurRx. As of December 31, 2015, our ownership interest in AzurRx was 25% on a fully-diluted basis; our interest in AzurRx has been reduced to 1.7% after the most recent sale, which was in August 2016. As of the date of this report, the Company holds 125,757 shares of AzurRx common stock, 100,000 of which is subject to an agreement under which the counterparty can purchase these shares from the Company for $1.00 per share. See Note 3 Sales of Investment included in Part I, Item 1 of this report for additional information related to the Company’s investment in AzurRx, including AzurRx completing an initial public offering on October 11, 2016.

Certain of the Company’s outstanding financial instruments contain anti-dilution provisions that may be triggered by the issuance of Common Stock or financial instruments such as Preferred Stock and warrants that are convertible or otherwise exchangeable for shares of the Company’s Common Stock. As detailed in Note 18 Evaluation of Subsequent Events included in Part I, Item 1 of this report, the Company’s sale of Common Stock in early November 2016 triggered anti-dilution provisions included in certain outstanding financial instruments and resulted in substantial dilution to the Company’s existing investors that did not have such protection. See also Note 4 Derivative Liabilities included in Part I, Item 1 of this report for additional information related to the estimated fair value of the anti-dilution provisions included in the Company’s financial instruments that were outstanding as of September 30, 2016.

The Company continues to explore its alternatives as far as obtaining additional financial resources.  Since inception, we have been successful in raising funds and selling certain assets to fund our operations and believe that we will be successful in obtaining the necessary capital resources to fund our operations going forward; however, there can be no assurances that we will be able to secure any additional funding or capital resources or the terms and conditions of any such arrangements. These factors raise substantial doubt about our ability to continue as a going-concern.

The accompanying Consolidated Financial Statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The Company continues to have an immediate need for additional working capital to sustain its current level of operations. Based on our current projections, management estimates that the Company will need in approximately $8.5 – $10  million in additional working capital to maintain the current level of operations, meet scheduled interest and principal payments on outstanding debt, and meet payment obligations related to debt reaching maturity, for the next twelve calendar months. This projection has increased from the previous quarter 10-Q to reflect the reclassification of the Bank Line of Credit from long-term to short-term as previously mentioned in Note 12 Debt. As discussed above, the Company has recently raised additional funds through the issuance of convertible promissory notes and Common Stock; however, the Company must raise additional capital resources to sustain operations and meet existing obligations. There can be no assurance that we will be successful in our efforts to extend the terms of the September 2016 10% OID Secured Note and raising the additional capital needed to sustain operations and continue as a going concern.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer on the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2016. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses of our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weaknesses above, we believe that the Consolidated Financial Statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

As of the date of this report, the Company had received three court summons for past due accounts payables. The claims total $213,032 and are related to amounts the Company has properly accounted for in its accounting records, including late-payment fees and interest, if applicable. As discussed in Note 1, Description of Business and Basis of Presentation, the Company has delayed payment to certain suppliers and vendors as part of its efforts to manage its liquidity and short-term capital resources.

Agreement with Landlord

On November 4, 2016, the Company reached an agreement with the landlord for its Morgantown, West Virginia facility for payment of past-due rent. The agreement stipulates that the Company will pay the amount due as of October 31, 2016, $90,801, in four installments from November 4, 2016 through December 16, 2016. The Company has paid the first two installments, as scheduled. If the Company fails to make either of final two payments, as scheduled, the landlord may take legal action against the Company, which could include seizing possession the Company’s office and laboratory space.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the 2015 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as reported in our Current Reports on Form 8-K filed with the SEC, and as set forth below, we have not sold any of our equity securities during the period covered by this Report.

Advertising Services Agreement

In March 2016, the Company entered into an agreement with an advertising firm for certain services to be rendered to the Company over an estimated ninety (90) day period (the “Media Advertising Agreement”). Besides cash compensation, the Media Advertising Agreement required the Company to issue 150,000 shares of Common Stock to the advertising firm as of the execution date of the agreement and an additional 150,000 shares to be issued to the advertising firm thirty (30) days from the execution date of the agreement. In July 2016, the Company renewed the agreement with such advertising firm for certain services to be rendered to the Company over an estimated ninety (90) day period. Besides cash compensation, the Media Advertising Agreement required the Company to issue 300,000 shares of Common Stock upon execution of the document. The fair value of the shares issued was estimated at $75,000 with the amount recorded as consulting expense.

Summer 2016 Exchange Notes & Warrants

On September 9, 2016, the Company offered investors in its Summer 2016 Convertible Debentures (see Note 12 Debt for detailed information about these debentures) the option to exchange those debentures and accompanying warrants for debentures and accompanying warrants (which are referred to hereafter as the “Exchange Notes”) that would, in effect, extend the maturity dates for these obligations until March 2017 (the exact maturity date being six months from the day each investor accepted the Company’s exchange offer). The Exchange Notes would also accrue interest at 10.0% per annum. The rate at which the Exchange Notes could be converted into Common Stock and the exercise prices for the accompanying warrants would be unchanged from the debentures being exchanged and the warrants originally issued with these debentures, which would be cancelled; however, both the new debentures and accompanying warrants include protection against the Company issuing future dilutive financial instruments (i.e., “anti-dilution provisions”). The offer would permit the exchange of the face amount of the original debentures, which includes original issue discount, plus accrued interest on the debentures in an amount that would have been payable to an investor had the obligation been outstanding through the original maturity date, for the new debentures. See Note 12 Debt included in Part I, Item 1 of this report for additional information regarding the Exchange Notes, including conversion terms and conditions. In September 2016, 33 of the 36   investors in the Summer 2016 Convertible Debentures accepted the Company’s offer resulting in payments totaling $410,813 and $1,576,313 (including accrued interest) due in November 2016 and December 2016, respectively, being deferred until March 2017. In October 2016, two additional investors accepted the Company’s offer resulting in payments totaling $60,375 and $35,438 (including accrued interest) due in November 2016 and January 2017, respectively, being deferred until April 2017, respectively. As mentioned above, one element of the Company’s strategy to manage its liquidity and capital resources and otherwise continue as a going concern is to obtain extensions and modifications to outstanding debt.

September 2016 Bridge Debentures

On September 26, 2016, the Company entered into a Subscription Agreement with an Accredited Investor pursuant to which the investor purchased a 20% original issue discount unsecured convertible debenture of the Company in the principal face amount of $156,250 due March 26, 2017 for an aggregate purchase price of $125,000 (the “September 2016 20% OID Note”). The principal balance of $156,250 bears interest at a rate of 10% per annum, payable on the March 26, 2017 maturity date. The debenture may be converted into Common Stock by the holder at any time after issuance and until the debenture is no longer outstanding, However, if the Company should complete a public offering of Common Stock (or any security convertible into or exercisable or exchangeable for shares of Common Stock) before maturity of any of the underlying debentures, on the date of closing of such offering any outstanding principal amount and accrued and unpaid interest automatically converts into shares of the Company’s Common Stock at the applicable conversion rate (“Automatic Conversion”). The debenture is voluntarily convertible by the holder into shares of Common Stock at $0.25 per share and, for Automatic Conversion, the conversion rate is the lower of $0.25 per share or a per share rate that is equal to 85% of the price per share to the public of any Common Stock sold in a public stock offering (for either method of conversion, the conversion amount being the face amount of the debenture plus any accrued but unpaid interest at the conversion date). In addition, the investor received a warrant to purchase 468,750 shares of the Company’s Common Stock at an exercise price of $0.325, subject to adjustment, for a period of three years from the date thereof. The relative fair value of these warrants was estimated to be $1,792, which was recorded as a discount to the September 2016 20% OID Notes and is being accreted to interest expense over the six-month term of the notes.

In connection with such issuance, the Company paid to a broker dealer registered with FINRA that acted as the placement agent an aggregate of approximately $15,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of 109,375 shares of Common Stock to such placement agent. As of the date of this report, these warrants had not been issued to the placement agent. However, the relative fair value of these warrants was estimated to be $239, which was recorded as a discount to the September 2016 20% OID Note and is being accreted to interest expense over the six-month term of the notes.

Anti-Dilution Triggering Event

The sale of Common Stock in November 2016 by the Company was completed at a unit price of $0.075 per share (See Note 18 Evaluation of Subsequent Events), which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company expects to issue 49,500,832 shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share (see Note 12 Debt) and reduce the exercise price of 33,273,337 warrants. See Part I, Note 18 Evaluation of Subsequent Events for further information.

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

Item 3.  Defaults upon Senior Securities.

September 2016 10% OID Secured Promissory Note

On September 8, 2016, the Company entered into a Note Purchase Agreement with an Accredited Investor pursuant to which the investor purchased a 10% original issue discount secured promissory note of the Company in the principal face amount of $720,000 due October 15, 2016 for an aggregate purchase price of $650,000 (“September 2016 10% OID Secured Promissory Note”). The principal balance of $720,000 bears interest at a rate of 10% per annum, and was payable on the October 15, 2016 maturity date.

The Company’s obligations to repay and otherwise perform its obligations under the September 2016 10% OID Secured Promissory Note are secured by a continuing first priority lien and security interest in the accounts receivable and inventory of the Company and its subsidiary, Protea Biosciences, Inc. (the “Subsidiary”) pursuant to the terms of a Security Agreement among the Company, the Subsidiary, and the Lender (the “Security Agreement”) and include the specific assets now owned or hereafter acquired of the Company and the Subsidiary listed on the Exhibit 1 to the Security Agreement. The Subsidiary also provided the Lender with a full recourse guaranty for the prompt performance of all obligations of the Company, pursuant to the terms of a guaranty agreement.

As of the date of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. If the Company is unable to successfully negotiate an extension to the note agreement, the Accredited Investor may assert all of its rights and remedies available under the Security Agreement and applicable law.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on October 24, 2016 (incorporated by reference to Form 8-K filed with the SEC on October 25, 2016)
10.1	Revised Media Advertising Agreement by and between Al & J Media Inc., and Protea Biosciences Group, Inc., dated as of July 1, 2016 (incorporated by reference to Form 10-Q filed with the SEC on August 15, 2016)
10.2	Form of Subscription Agreement between the Company and each purchaser of Second and Third Quarter 2016 Convertible Debentures (incorporated by reference to Form 8-K filed with the SEC on August 12, 2016)
10.3	Form of 20% Original Issue Discount Unsecured Convertible Debenture (incorporated by reference to Form 8-K filed with the SEC on August 12, 2016)
10.4	Form of Investor Warrant (incorporated by reference to Form 8-K filed with the SEC on August 12, 2016)
10.5	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed with the SEC on August 12, 2016)
10.6	Form of Note Purchase Agreement between the Company and the investor (incorporated by reference to Form 8-K filed with the SEC on September 14, 2016)
10.7	Form of 10% Original Issue Discount Secured Promissory Note (incorporated by reference to Form 8-K filed with the SEC on September 14, 2016)
10.8	Form of Security Agreement between the Company and the Secured Party (incorporated by reference to Form 8-K filed with the SEC on September 14, 2016)
10.9	Form of Guaranty (incorporated by reference to Form 8-K filed with the SEC on September 14, 2016)
10.10	Form of Exchange Agreement by and among the Company and each purchaser of Second and Third Quarter 2016 Convertible Debentures (filed herewith)
10.11	Form of Exchange Note (see 10.13)
10.12	Form of Exchange Warrant (see 10.14)
10.13	Form of Subscription Agreement between the Company and each purchaser of the September 2016 20% OID Note (filed herewith)
10.14	Form of 20% Original Issued Discount Unsecured Convertible Note (filed herewith)
10.15	Form of Investor Warrant (filed herewith)
10.16	Form of Placement Agent Warrant (filed herewith)
10.17	Form of Subscription Agreement between the Company and each purchaser in the Fall 2016 Offering (incorporated by reference to Form 8-K filed with the SEC on November 9, 2016)
10.18	Form of Registration Rights Agreement and each purchaser in the Fall 2016 Offering (incorporated by reference to Form 8-K filed with the SEC on November 9, 2016)
10.19	Form of Class A Warrant (incorporated by reference to Form 8-K filed with the SEC on November 9, 2016)
10.20	Form of Class B Warrant (incorporated by reference to Form 8-K filed with the SEC on November 9, 2016)
10.21	Form of Placement Agent Warrant (incorporated by reference to Form 8-K filed with the SEC on November 9, 2016)
14.1	Code of Ethics (incorporated by reference to Amendment 2 to Form S-1 filed with the SEC on July 14, 2016)
31.1	Certification of the Company’s Chief Executive Officer (principal executive and principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (filed herewith)
32.1	Certification of the Company’s Chief Executive Officer (principal executive and principal financial officer) pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

EX-101.INS	XBRL Instance Document (filed herewith)
EX-101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protea Bioscience Group, Inc. (Registrant)

Dated: November 21, 2016	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, President and Director
(Principal Executive Officer, Interim Principal Financial and Accounting Officer)