Form 10-K
period 2016-12-31
Protea Biosciences Group, Inc.
filed 2017-04-14
CIK 1335103

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended                                  December 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

On June 30, 2016 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,010,330 based on the closing sales price of the Common Stock as quoted on the OTC Markets on that date. For purposes of this computation, all officers, directors, and 10% or greater beneficial owners of the registrant’s Common Stock were deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 13, 2017, the number of shares of the registrant’s classes of Common Stock issued and outstanding was 209,915,199. In addition, the registrant is obligated to issue an additional 85,724,996 shares of Common Stock under anti-dilution provisions of various outstanding securities.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

•	all the risks inherent in the establishment of any new or early stage company, particularly one in proteomics, biotechnology or other research and development-intensive business;
•	the Company is currently in default under approximately $2,937,111 of outstanding debt securities owed to various investors and may not be able to obtain extensions of the maturity dates of such debt;
•	the Company’s absence of significant sales or sales revenues and its limited history of operations including limited manufacturing and sales operations to date, which make it difficult to predict future performance;
•	operations that have required and will continue to require significant financial resources and working capital, without sufficient offsetting revenues from sales of products and services;
•	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s attempt to commercialize and sell its present and hoped-for future products and services specifically for use in molecular information research;
•	significant competition in the field of molecular information specifically and in biotechnology generally, including from companies that are larger, have greater financial resources, have larger research and development budgets and programs, are more established and have greater market acceptance in the relevant markets;
•	the high rate of technological change or advancement in the fields of molecular information and biotechnology, and the related risks that innovation by a competitor may render the Company’s products obsolete or less desirable and that obsolescence of a product or service might occur before the product or service can gain market acceptance, significant levels of sales and revenues, or profitability;
•	the risk that the Company will have difficulties executing its intended business plan;
•	the risk that the Company’s research and development efforts will not succeed, or will not succeed in sufficient time, to allow commercialization and sales at levels sufficient to generate revenues in excess of expenses;
•	the need to raise additional capital and/or obtain other additional funding;
•	risks and uncertainties related to intellectual property rights, including the potential for expensive litigation concerning intellectual property issues;
•	risks associated with the fluctuation and seasonality of potential sales from one quarter compared to other quarters, making it difficult to achieve profitability and to forecast future revenues accurately as to either the timing or amount of revenues;
•	potential barriers, risks, uncertainties and obstacles to the Company’s plans to manufacture its own products;
•	potential barriers, risks, uncertainties and obstacles to the Company’s ability to develop, introduce, and gain market acceptance for its molecular information products and services, for example because of perceived issues relating to quality and safety, customers’ reluctance to invest in new technologies and/or widespread acceptance of other technologies;
•	potential problems and difficulties managing growth, including potential challenges in implementing appropriate operational and financial systems, developing and then expanding and scaling up production, attracting and/or retaining good to excellent employees in all phases of anticipated future operations, expanding sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards;
•	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates; and
•	other risks over which we have no control.

iii

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

iv

PART I

Except for outstanding securities, including share and per share data, which only relates to Protea Biosciences Group, Inc., a Delaware corporation, all references in this Form 10-K Annual Report to “Protea,” “the Company,” “we,” “our,” “us,” or similar terms means and includes Protea Biosciences Group, Inc. and our wholly-owned subsidiary Protea Biosciences, Inc. All references to “year” and “fiscal year” means the year ended December 31st.

Item 1.	Business

Protea is an emerging growth bioanalytics technology company that provides analytical and diagnostic solutions for the rapid and direct identification, mapping and display of the molecules present in living cells and biological samples. Protea is applying it’s technology to the development of a new generation of products and services that enable more rapid and comprehensive analysis of living cells and biofluids, thereby providing data that helps to define normal biological and disease processes. Protea’s technologies enable the discovery and analysis of the proteins, metabolites and other biomolecules that regulate the biological functions of the human body and all other forms of life.

We believe that our technology provides useful bioanalytical capabilities that provides analytical and diagnostic solutions targeted towards the pharmaceutical, agricultural and life science industries that facilitate the rapid and direct identification, mapping and display of the molecules present in living cells and tissue samples. In addition, our technology supports the bioanalytical needs of immuno-oncology, the emerging frontier of cancer treatment that utilizes the body’s own immune system to fight diseases. We also apply our technology to develop new diagnostic tests to improve the differential diagnosis and management of cancer.

“Bioanalytics” refers to the identification and characterization of the molecules that are produced by living cells (known as “endogenous molecules”) and molecules that are introduced into cells (exogenous molecules), such as new pharmaceuticals.

Our Technology and Services

Cancer Diagnostic Assay Development –

Using our proprietary bioanalytics technology, we are able to qualify and validate new molecular assays for the differential diagnosis of certain cancers.

To support our diagnostics development, we developed a proprietary software suite known as “Histology Guided Mass Spec Imaging (HG-MSI).” The software enables pathologists to combine traditional microscopy and histology with high resolution mass spectrometry molecular imaging, allowing researchers to share, annotate and direct the analysis of specific tissue morphologies and cell subpopulations by mass spec imaging. With HG-MSI, molecular profiling data are collected from discrete locations within a tissue section using a histology stained section as a guide. The digital tissue scans are visually analyzed by pathologists, who annotate specific areas for further analysis. The annotated areas are then targeted by mass spectrometry to acquire a chemical fingerprint of the representative area. This chemical information can then be used to identify specific molecules of interest and map the biomolecules present in a visualized morphology. This workflow is applicable to all classes of biomolecules (e.g., proteins, peptides, lipids, metabolites) and can be carried out on both fresh frozen and formalin fixed, paraffin embedded (FFPE) tissue specimens.

Melanoma diagnosis - Yale Collaboration

We established a collaborative research initiative with The Yale University School of Medicine that employs our technology to differentiate benign melanocytic nevi from malignant melanoma, by identifying unique protein expression profiles within the cells. In April 2016, we entered into an exclusive license agreement for technology with Yale University related to the differential diagnosis of melanoma, specifically designated as a "Method of Differentiating Benign Melanocytic Nevi from Malignant Melanoma." The technology was co-invented by Dr. Rossitza Lazova, and Dr. Erin Seeley, our Principal Investigator.

According to research report, “Cancer Statistics, 2015 (Siegel RL, Miller KD, Jemal A. CA Cancer J Clin. 2015;65(1):5–29.)”, in 2015, an estimated 73,870 persons were diagnosed with melanoma in the United States. The increase in melanoma diagnosis is partially attributed to the increase in skin biopsies, which have increased 2.5 fold from 1986-2001 (BMJ 7515, 331- 481, 2005, “Skin Biopsy Rates and Incidence of Melanoma: Population Based Ecological Study”.) We believe more accurate, sensitive and unbiased testing is needed to analyze samples where the diagnosis is initially indeterminate.

Lung cancer diagnosis - MSKCC Collaboration

We have established a collaborative research agreement with the Memorial Sloan-Kettering Cancer Center (MSKCC) and the Dana-Farber Cancer Institute (DFCI), to apply our technology to improve the analysis of early stage lung adenocarcinoma. The objectives of the collaboration are to demonstrate that different cancer cell sub-groups within a lung cancer will have different molecular profiles and will respond to treatment differently. The goal is to define these molecular differences and to identify the sub-group of cancer cells with the worst prognosis that are most likely to recur, thereby enabling earlier treatment intervention, and to use these findings to achieve lung adenocarcinoma tumor cell “molecular profiling,” leading to more precise treatment selection and higher survivor rates.

Bioanalytical Technologies

We develop new proprietary bioanalytical technology through internal research and by entering into collaborations with leading medical research institutions and companies where we apply our capacities and infrastructure to generate new molecular discoveries and technologies that we believe will be important assets for our growth and development.

LAESI bioanalytical technology platform

LAESI technology was invented in the laboratory of Professor Akos Vertes, Ph.D., Dept. of Chemistry, The George Washington University (GWU), and exclusively-licensed to Protea. This technology enables the direct identification of proteins, lipids and metabolites in tissues, cells and biofluids such as serum and urine. Data is available in seconds to minutes, allowing rapid time to results and the capacity to analyze thousands of samples in a single work period. As an example, a researcher testing a new drug’s effects on living cells can analyze changes in the cells’ metabolism across a specific time course, thereby almost immediately obtaining data as to the activity of the new drug.

LAESI employs a proprietary (patented) method that utilizes the water content in a sample (native or applied) to transition the sample into a gas state, where it can be analyzed by a mass spectrometer. LAESI accomplishes this without requiring the sample to be touched. By eliminating sample preparation, the biological sample can be analyzed without the possible contamination, bias or sample loss that occurs with current techniques, which require the introduction of chemicals, or the destruction of the sample itself, in order to enable analysis by mass spectrometry.

We successfully completed the development of prototype instrumentation of LAESI technology, which integrates with laboratory instruments known as mass spectrometers. The Company believes that LAESI technology has the potential to significantly improve the availability of molecular information in pharmaceutical research as well as many other fields including agriculture, pathology, biomarker discovery, biodefense and forensics.

Advantages of LAESI technology

We believe that our proprietary LAESI technology, combined with other bioanalytics technology developed by Protea, provides us with certain competitive advances over existing technologies and which we believe will become a new industry standard. Some of these are discussed below:

•	Eliminates Traditional Analytical Drawbacks: The LAESI platform eliminates two of the major drawbacks of traditional mass spectrometry - sample preparation and loss of spatial information. LAESI can analyze a wide range of sample types with no sample preparation required. In addition, samples such as a tissue section or cells can be analyzed “as is,” even live cells and bacterial colonies. LAESI technology generates big data molecular profiles of tissue sections, biofluids (blood, urine and serum) and many other sample types, including horticulture specimens, cell lines & pellets, bacterial colonies, hair fibers, contact lenses and hydrogels.

•	Enables Mass Spectrometry Imaging: Protea's LAESI technology directly analyzes biological samples without the need to apply chemicals or introduce tags or tracers. Proprietary software developed at the company enables two- and three-dimensional direct molecular imaging, displaying the distribution of molecules in biological samples.

•	Numerous Molecules per Analysis: It is not unusual to detect over 1,000 individual molecules in a single experiment. Larger databases aid the “molecular eyesight” of a researcher, improving their prospects to find new biomarkers or molecular data that will provide new research insight.

•	Minimal Sample Destruction: Because of the small spot size, the sample is only locally destroyed by the laser ablation pulse. With the use of positional stages, LAESI allows, the spatial localization of biomolecules within a sample, thereby enabling two- and three-dimensional direct molecular imaging.

•	High Throughput Sample Profiling: The LAESI platform also functions as a high throughput processing system for well plate and bacterial colony analysis. With the ability to analyze samples in seconds, researchers are able to quickly screen libraries of compounds, strains, and other assays very rapidly.

Biotherapeutic protein characterization

We have developed technology to improve the molecular characterization of biotherapeutics (also known as “therapeutic proteins” and “monoclonal antibodies”), in particular the ability to identify their structural elements that are critical to assuring the biotherapeutic’s functionality. Biotherapeutic researchers have the need to understand several things about the therapeutic protein including: the protein sequence, molecular weight, any post-translational modifications and host cell proteins. To assist with these needs, we are collaborating with a leading provider of analytical software to develop applications for biotherapeutic protein analysis. We have also developed “workflows” (or, optimized methods for an experimental process) for the use of our high-resolution instrumentation for the analysis of these samples.

Biotherapeutic Software development - collaboration with Protein Metrics

We have signed a renewal of its collaboration with California-based Protein Metrics Inc. for further applications development of their advanced analytical software for Protea’s bioanalytical services. We believe that by combining our high-resolution mass spectrometry molecular data with the analytical power of Protein Metrics software, we will develop bioinformatics tools that we can offer to facilitate the analysis of the structure of therapeutic proteins, including their disulfide linkages, glycoforms and other structural components.

Systems Biology bioanalytical technology - DARPA

In January 2014, the Company, as a subcontractor to GWU, was awarded a multi-year project with the Defense Advanced Research Projects Agency (“DARPA”). In addition to Protea, The Stanford Research Institute International and GE Global Research also collaborate on the project entitled, “New Tools for Comparative Systems Biology of Threat Agent Action Mechanisms.” A $15 million five-year project, the goal of DARPA’s Rapid Threat Assessment (“RTA”) program is to develop new methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days from exposure. Uncovering the mechanism of action of such agents in 30 days, compared to the years currently required, could be key to the development of effective countermeasures. The molecular networks within living cells are vast and complex. Conventional approaches fail to capture the system-wide response of a living cell to a threat agent. We believe our participation in this project will result in new technology to accelerate the characterization of biological samples in rapid threat assessment scenarios.

Skin bioanalytical technology

We recently established an agreement with MatTek Corporation (“MatTek”), which allows Protea to include MatTek’s human cell based in vitro tissue models with Protea’s proprietary molecular imaging services. By combining the human tissue models with mass spectrometry imaging workflows, researchers will be able to visualize specific compounds in highly - controlled experimental conditions using human cell derived, in vitro models.

Proprietary Reagents and products

We developed proprietary bioanalytical reagents and products to facilitate sample preparation prior to mass spectrometry analysis. Our proprietary products include new surfactants, the Progenta ™ acid labile surfactants that feature novel, acid cleavable formulations that are sample sensitive and fully compatible with mass spectrometry analysis.

Bioanalytical Services

Our bioanalytical services enable the identification and characterization of both small molecules (e.g., lipids and metabolites) and large molecules (e.g. proteins). The Company believes that it is a commercial leader in the molecular characterization of biotherapeutics (also called “biopharmaceuticals”), and in providing multimodal mass spectrometry imaging services that provide both small and large molecule 2D and 3D molecular imaging capabilities. Our clients include pharmaceutical, chemical and biotechnology companies, and academic and government laboratories.

We believe our proprietary bioanalytical services are unique, in that we can provide integrated proteomics, metabolomics, protein characterization and mass spec imaging solutions. We combine our next generation LAESI bioanalytics platform with MALDI (“matrix-assisted laser desorption ionization”), and LCMS (“liquid chromatography mass spectrometry”) to offer integrated service capabilities.

The Company’s “Mass Spec Imaging” (“MSI”) bioanalytical services represent a revolutionary capability that for the first time enables the identification of all classes of biologically-active molecules produced by cells, and combines this with the ability to instantly spatially-display the molecules (both two- and three-dimensional) in tissue histology sections. LAESI-MSI can be performed without sample preparation, labeling or antibody techniques, thereby integrating direct molecular identification with tissue pathology for the first time. Since the sample is not touched, data is unbiased and more rapidly available.

Our technology supports the bioanalytical needs of immuno-oncology, the emerging frontier of cancer treatment that utilizes the body’s own immune system to fight diseases. We provide both visual and analytical evaluation of therapeutic efficacy and apply the Company’s technology to the analysis of drug target tissues and tumor microenvironments. Our services include two main technologies: 1) multimodal mass spectrometry imaging (MSI) for the identification and characterization of biomolecules (from proteins to metabolites and small molecules) as a function of their location within tissues, and 2) liquid chromatography mass spectrometry (LCMS) for the identification and characterization of proteins and metabolites from cells, tissues, blood/serum samples, and biopharmaceutical sources.

We believe that the synergy of these technologies combined with innovative method development provides for an unparalleled depth of biomolecule assessment for immune-oncology applications. Understanding the distribution of these therapeutics, derivatives, metabolites and other compounds affected by the compound can provide insight into the efficacy of the drug and overall molecular impact. Once target tissues are imaged, data analysis could include quantitation of the dosed therapeutic, distribution analysis, and other bioinformatics including statistical and pathway analysis. Combined with imaging, we also provide expert antibody characterization that can verify appropriate therapeutic design. Through our multimodal approaches, we can also monitor therapeutic production processes to guide optimization decisions at the metabolic level.

Our Business Strategy

We intend to achieve our business objectives by leveraging its bioanalytics expertise and technology to improve the availability, comprehensiveness and usefulness of molecular information to address the needs of the preclinical pharmaceutical research, biomarker discovery and other life science markets. Key strategic elements are the following:

•	Maintain and advance our commercial business strategy in developing next generation bioanalytics technology, including high throughput and mass spectrometry imaging capabilities, combined with existing bioanalytical workflows, to improve the availability, comprehensiveness, and usefulness of molecular information to address the needs of our pharmaceutical research, biomarker discovery, agriculture and other life science research clients.

•	Collaborate with platform extending companies, as exemplified by our co-marketing partnership with MatTek, to bundle our commercial technology with theirs, where upon bundling our commercial technology with MatTek, we can enhance and add value to our existing commercial technology. Joint marketing efforts broaden our commercial reach by leveraging collaborator’s network of existing users to introduce our bioanalytics technology.

•	Advance our market share by developing and validating an expanding portfolio of bioanalytics capabilities and continuously expand the commercial applications for the technology.

•	Leverage the value we have created with our proprietary bioanalytics technology and infrastructure by creating molecular discovery development partnerships with top tier medical research institutions, wherein we provide access to our capabilities and work together to achieve our goals.

In furtherance of our efforts to implement our business goals, we recently ordered a state of the art mass spectrometer. We believe that the purchase of this equipment will significant increase our revenues as certain customers have indicated a willingness to provide us with additional purchase orders based on our having the enhanced mass spectrometry imaging capabilities that should result from use of such equipment. The purchase price for the additional equipment is $1,250,000 which we financed though a three year loan from Summit Resources, Inc., one of our principal stockholders and an affiliate of Steve Antoline, an officer and director of our Company. See “Item 13. “Certain Relationships and Related Transactions and Director Independence” elsewhere in this Annual Report.

Sales and Marketing

We market our services and products worldwide, utilizing a combination of its own field sales organization, distributors, in-house sales support and web-based marketing. We attend exhibitions in the U.S. and overseas to present our services and products.

We have established marketing partnerships with VWR International and Fisher Scientific for global sales and marketing of its products. These purchasing channels are widely used within research organizations and enable rapid purchasing and receipt of products.

In 2016 established a co-marketing agreement with MatTek Corporation (“MatTek”), which allows us to include MatTek’s human cell based in vitro tissue models with our proprietary molecular imaging services.

In 2016 we renewed a co-marketing agreement with Protein Metrics for further application development of their analytical software for our bioanalytical service offerings.

In January 2017, we launched a new Company website which features our Corporate “Resource Center”, where researchers can access publications and application notes and other support materials on our bioanalytical services and technologies. The website also allows researchers to purchase products directly and provides a breadth of information about our technologies and services.

Our customers include major pharmaceutical, biotech, industry and life science medical and research institutions. By working collaboratively with customers, we help to define the experimental workflow, develop any methods required to answer the question, and deliver the data or products in a professional manner. We market directly to researchers through a variety of modern methods to spread the awareness of our organization and capabilities. Many of our collaborative efforts are presented either at national or international scientific conferences and many have resulted in peer-reviewed publications. Presenting our technologies, services, and diagnostic capabilities in scientific settings has resulted in an increase in awareness and business growth. These channels have also enabled the formulation of relationships between key strategic collaborators and customers.

Dependency on Certain Customers

A small number of our customers accounted for a substantial portion of our revenues in 2016. Six customers accounted for approximately 53% of our gross revenue in fiscal 2016. One large pharmaceutical company accounted for 22% of our gross revenue in 2016, and we anticipate that this customer will continue to be a significant contributor to revenue in 2017.

Industry and Market Overview

Bioanalytics Industry

The Global Bioanalytics Industry consists of the products and services that provide molecular information for the elucidation, identification and characterization of the biomolecules that are the products of all living cells (endogenous molecules) as well as the molecules that are manufactured and used as therapeutics (exogenous molecules), diagnostics and other analytical purposes for the Life Sciences Industries.

There are many methodologies that have been developed and are used by the Bioanalytics Industry. However, due to its ability to deliver both qualitative and quantitative characterization of biomolecules within a wide variety of sample types, it is our belief that the predominant technology platform is mass spectrometry. We believe that mass spectrometry is the gold standard within the Bioanalytics Industry.

Mass Spectrometry

Mass spectrometry is an analytical technique that ionizes chemical species and sorts the ions based on their “mass-to-charge ratio. It is a 100-year-old method that was originally used for radioisotope enrichment and chemical composition analysis. More recent developments in soft ionization techniques (e.g. electrospray and MALDI), drove advances in the use of mass spectrometry for the analysis of biomolecules, and have helped solidify biological mass spectrometry as the backbone of the Bioanalytics Industry. Mass spectrometers are used extensively in the biopharmaceutical, industrial, chemical, materials and forensics industries, as well as in academic research institutions.

According to a market research report, “Mass spectrometry Market by Platform (Hybrid mass spectrometry (Triple Quadrupole, QTOF, & FTMS), Single mass spectrometry (Quadrupole, TOF, & Ion trap)) & by Application (Pharmaceuticals, Biotechnology) (Analysis & Global Forecast to 2020), mass spectrometry imaging (MSI) is a technique used to visualize the spatial distribution of chemical compositions (e.g. small molecules, biomarkers, metabolites, peptides or proteins) by their molecular masses. For biological samples, MSI enables researchers to map the presence of analyte signatures and overlay those onto optical images of the original sample, thereby allowing comparison of the structure and architecture of a sample with its chemical compositions. The global mass spectrometry market was valued at U.S. $4.9 billion in 2015 and is expected to reach US $7.3 billion by 2020, growing at a compound annual growth rate (“CAGR”) of 8.1% from 2015 to 2020.

Bioanalytics Market

The largest segment of the bioanalytics market is comprised of the pharmaceutical industry’s use of bioanalytics to support the development of new therapeutics. The Pharmaceutical Research and Manufacturers of America (“PhRMA”), estimated a total of $49.58 billion in research and development expenditures in 2012. Of this, $11.82 billion was spent on prehuman/preclinical functions, which represented 23.8% of all R&D expenditures. This figure does not include non-PhRMA member companies, and R&D expenditures by government agencies such as the National Institute of Health (NIH) and National Institute of Cancer (NIC) or domestic and international biopharmaceutical companies that are not members of PhRMA.

According to a market research report, “Contract Research Organizations (CROs) Services Market by Type (Preclinical, Clinical Research, Laboratory), Therapeutic Area (Oncology, CNS, Cardiovascular), End User (Pharmaceutical, Biopharmaceutical & Medical Device Companies) (Global Forecast to 2021)”, the global Pharmaceutical services market is projected to reach USD 41.86 Billion by 2021 from USD 29.29 Billion in 2016, at a CAGR of 7.4% from 2016 to 2021. The market is expected to witness significant growth in the coming years due to the increased demand for outsourcing of analytical testing and clinical trial services majorly by pharmaceutical, biopharmaceutical, and medical device companies. The high-quality standards in the pharmaceutical industry, rapid growth in the biosimilars and biologics market (or biotherapeutics), rising demand for outsourcing services by pharmaceutical and biopharmaceutical companies, and increase in the number of clinical trial activities are factors driving the growth of this market.

According to a market research report, “Monoclonal Antibodies (mAbs) Market Analysis By Source (Chimeric, Murine, Humanized, Human), By Type of Production, By Indication (Cancer, Autoimmune, Inflammatory, Infectious, Microbial, Viral Diseases), By End-use (Hospitals, Research, Academic Institutes, Clinics, Diagnostic Laboratories) And Segment” (Grand View Research, Forecasts, 2013 – 2024, November 2016, http://www.grandviewresearch.com), therapeutic proteins (known as “biopharmaceuticals”, “biotherapeutics” or “biologics”), represent a rapidly growing sector of the pharmaceutical industry. The global market for the largest biopharmaceutical component (“therapeutic antibodies”), was valued at USD 85.4 billion in 2015 and is expected to reach a value of USD 138.6 billion by 2024 with an annual growth rate of 5.7%. Rising incidence of cancer and other chronic diseases is serving as the key contributing factor for the growth of the monoclonal antibodies market. Increasing R&D pertaining to the development of therapeutic monoclonal antibodies (or “mAb’s”) coupled with the structural complexity of therapeutic proteins and the increasing regulatory needs for molecular information all require new analytical capabilities from the Bioanalytics Industry.

According to a market research report, “Biomarkers: Technological and Commercial Outlook 2012 – 2022” (Visiongain, July 2012, https://www.visiongain.com/Report/852/Biomarkers-Technological-and-Commercial-Outlook-2012-2022) a related sector of the Bioanalytics Industry is the identification of disease-specific molecular “biomarkers.” Biomarkers are specific molecules, or panels of molecules, that have been found to be regulated in conjunction with specific disease states or drug treatments relevant to human health and disease. The human disease biomarker sector seeks to identify and validate biomolecules that are associated with the onset and progression of a specific disease, and thus can become new diagnostics, or biomarkers, to be used for personalized medicine, as well as companion diagnostics to guide new pharmaceutical development for specific patient subgroups. The global market for biomarkers in 2011 was $13.8 billion and expected to reach $37.68 billion in 2022.

Market for Melanoma Analysis

According to research report, “Cancer Statistics, 2015, the U.S. market for analysis of indeterminate or borderline analysis of malignant melanoma is approximately $720 million annually. About 500,000 skin biopsies are labeled as indeterminate or borderline every year in the U.S.

According to the National Cancer Institute, there is an estimated 73,870 new cases of melanoma diagnosed in the USA in 2015. As a standard clinical practice, there are up to two million biopsies performed each year to rule out melanoma. Of these biopsies, 25% cannot be definitively classified using routine histopathology (Am J Surg Pathol, , 33, 1146-56, 2009). Currently, additional testing is necessary in order to assess the indeterminate skin biopsy samples.

Competition

We believe that our technology provides significant improvements over what is currently on the market. Bioanalytics is a major global industry and competition is expected to be broad-based; however, we believe that the industry also affords opportunities for commercial partnerships, such as our collaboration with Agilent (NYSE:A). The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future.

Bioanalytical Services

Competitors include Quintiles Transnational Holdings Inc. (U.S.), Laboratory Corporation of America Holdings (U.S.), Pharmaceutical Product Development, LLC (U.S.), PAREXEL International Corporation (U.S.), and Icon Plc (Ireland), PRA Health Sciences, Inc. (U.S.), InVentiv Health Inc. (U.S.), Charles River Laboratories International Inc. (U.S.), INC Research Holdings Inc. (U.S.), and Wuxi PharmaTech (Cayman) Inc. (China). Many of these competitors for services operate at various steps across the drug discovery and development process from disease target identification, preclinical testing, toxicology and safety analysis, and clinical trial design and manufacturing.

Competitors in the field of mass spectrometry imaging services include ImaBiotech Corp., based in Loos, France.

Intellectual Property, Licenses and Terms of Collaborative Agreements

Intellectual Property

Protea currently owns eight patents (with additional pending applications) and has an exclusive license to sixteen additional patents and other pending applications owned by GWU. The subjects of the patent applications include: 1) Laser Ablation Electrospray Ionization (“LAESI”) for high throughput and imaging mass spectrometry (two- and three-dimensional biomolecular imaging); 2) nanopost arrays (“NAPA”) for high sensitivity and matrix-free analysis of biological samples in MALDI mass spectrometers; 3) novel acid-cleavable chemical surfactants; and 4) protein microscope.

Subsequent to December 31,2016, the Company had received two Payment on Demand letters from George Washington University regarding the patent license agreement for “LISMA/NAPA License” and exclusive license agreement for the “LAESI License” along with the patent license agreement for the “Protein Microscope License.” As these letters relate to such agreements and past due payments, they allow the Company to make payment or release their rights of the each of such license agreements by specified amount of days for each agreement or provide requested plans. See Note 15 Evaluation of Subsequent Events of Part IV, Financial Statement Footnotes in this report for more information.

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

Agreements with The George Washington University (“GWU”)

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

As of the date of this report our obligation to GWU is approximately $47,000 which is related to Napa License technology. Subsequent to December 31, 2016, GW has requested all NAPA past due royalties and milestone payments be made no later than February 6, 2017. The Company has decided to not comply and terminate the NAPA license agreement. Subsequent to December 31, 2016, GWU has also requested all LAESI past due royalties of $110,374 are paid by March 28, 2017 to bring our LAESI obligations under the GWU License  current. The Company has made such payment and remains in compliance with the agreement.

GWU and DARPA

In January 2014, the Company, as a subcontractor to GWU, was awarded a multi-year project with the Defense Advanced Research Projects Agency (“DARPA”). In addition to Protea, The Stanford Research Institute International and GE Global Research also collaborate on the project entitled, “New Tools for Comparative Systems Biology of Threat Agent Action Mechanisms.” A $15 million five year project, the goal of DARPA’s Rapid Threat Assessment (“RTA”) program is to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days from exposure. Uncovering the mechanism of action of such agents in 30 days, compared to the years currently required, could be key to the development of effective countermeasures.

Agreement with AzurRx Biopharma

In December 2014, Protea Biosciences, Inc., our wholly-owned subsidiary, completed the sale of 100% of the issued and outstanding capital stock of ProteaBio Europe SAS, to AzurRx BioPharma, Inc. (“AzurRx”). Pursuant to the terms of the Stock Purchase and Sale Agreement, dated May 18 2014 (the “SPA”), we received the right to be paid upon the satisfaction of certain events, including (a) a one-time milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the FDA of a New Drug Application or Biologics License Application for a Business Product (as such term is defined in the SPA); (b) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000 and (c) ten percent (10%) of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe.

Agreement with Agilent

In 2015, we entered into a Memorandum of Understanding (the “MOU”) with Agilent Technologies, Inc. (NYSE: A) (“Agilent”), to develop new bioanalytical workflows in order to meet the emerging needs of the growing biopharmaceutical industry. Under the terms of the MOU, Protea, using Agilent instrumentation provided by Agilent combined with its expertise, will develop workflows to improve the characterization of protein therapeutics including monoclonal antibodies and new methods for the field of metabolomics.

Yale License Agreement

In April 2016, we entered into an exclusive license agreement for technology with Yale University related to the differential diagnosis of melanoma, specifically designated as a "Method of Differentiating Benign Melanocytic Nevi from Malignant Melanoma." The technology was co-invented by Dr. Rossitza Lazova, of the Department of Dermatology at Yale School of Medicine, and Dr. Erin Seeley our Principal Investigator. Under the terms of the license agreement, we have been granted the exclusive worldwide rights to commercialize the technology.  We are obligated to pay expenses for the preparation, filing and prosecution of future related patent applications governed by the license agreement and related license fees. We are obligated to pay a non-refundable royalty of $5,000 payable to Yale University in May 2016, and an annual license maintenance royalty of $2,500 in April 2017 and an annual license maintenance royalty of $5,000 in each anniversary year thereafter. We also pay a non-refundable royalty of $5,000 upon our making our first sale of a licensed product, $7,500 when we file for an approval for commercial sale with a government regulatory agency and $10,000 upon our “first sale” of a licensed product that is approved by such governmental agency. In addition, we will pay Yale an earned royalty of 2.5% on worldwide cumulative net sales of licensed products by our company or under any sub-license or affiliate arrangements, to accrue within thirty (30) days from the end of each calendar quarter, subject to the payment of minimum annual royalties of $10,000, payable on the first day of January in the year following our first sale of licensed products (the “Minimum Royalty Effective Date”), and increasing to $15,000 on the first anniversary of the Minimum Royalty Effective Date, $20,000 on the second anniversary of the Minimum Royalty Effective Date, $30,000 on the third anniversary of the Minimum Royalty Effective Date, $40,000 on the fourth anniversary of the Minimum Royalty Effective Date and $50,000 on the fifth anniversary of the Minimum Royalty Effective Date and each subsequent anniversary year thereafter. Unless earlier terminated in accordance with its terms, the Yale license agreement expires upon the later of 20 years from the effective date or the end of the term of the last underlying patent to expire.

Government Regulation

The Company’s products and services are sold for research use only and are not subject to U.S. Food and Drug Administration or other government agency approval.

Sources and Availability of Raw Materials

The Company does not believe that it has any critical issues of availability of raw materials or vendors where there are not multiple sources for the raw materials or vendor support that its business requires.

Environmental Matters

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on Protea’s operations. As of the date of this filing, we did not have any accrued liabilities related to environmental matters.

Employees

As of the date of this filing, we currently have 25 full time employees, consisting of 11 technicians and scientists (3 PhD level), 8 management/administrative (1 PhD level), and 6 sales and marketing (1 PhD level). We also employ several part time and temporary employees. None of our employees are represented by a union.

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

Effective upon the closing of the SPA, Thijs Spoor, a former director of the Company, was appointed as the sole director and chairman of AzurRx. While Mr. Spoor was a director of the Company, he did not receive any compensation for his services rendered as an executive officer or director of Protea. Pursuant to the SPA, so long as the Company owns such number of shares of Preferred Stock that are convertible into twenty percent (20%) or more of the issued and outstanding Common Stock of AzurRx, the Company will have the right to designate at least one member of AzurRx's board of directors.

As a result of the sale of ProteaBio Europe SAS in 2014, the Company received 100 shares of series a preferred stock of AzurRx, representing a 33% interest in AzurRx, as calculated on a fully diluted basis under that is the equity method of accounting. AzurRx is a private biotechnology company formed to focus on the development of the early stage pharmaceutical assets of ProteaBio Europe SAS. During 2016 and 2015, the Company coverted its series A Preferred shares into 2,439,365 shares of Common Stock of AzurRx. Also, throughout 2016 and 2015, the Company entered into several transactions to sell 1,706,974 shares and 606,667 shares of AzurRx, resulting in cash proceeds of $1,502,100, and $910,000, respectively. As a result of these transactions, the Company’s interest in AzurRx has been reduced to 1.7%. As of the date of this report, the Company holds 125,757 shares of AzurRx Common Stock, 100,000 of which is subject to an option agreement under which a counterparty, who is the CEO of AzurRx and a former board of director of the Company, has an option to purchase these shares from the Company for $1.00 per share from January 4, 2016 through January 4, 2021.

Capitalization and Private Financings

In order to obtain working capital to continue our research and the development of our business and sustain operations, we have relied upon a series of private offerings to accredited investors of our Common Stock, warrants and debt securities. The terms of these private placements have significantly increased the number of shares of our Common Stock that are outstanding and are subject to issuance upon exercise of warrants or conversion of convertible securities.

From November 2013 to December 2013, the Company issued in a private placement offering (the “2013 Offering”) approximately 77.87 units of Company securities (the “Units”), each Unit consisting of 200,000 shares of Common Stock, par value $0.001 per share (the ‘Common Stock”), warrants to purchase 200,000 shares of Common Stock (“2013 Class A Warrants”), and warrants to purchase 100,000 shares of Common Stock (“2013 Class B Warrants”), in exchange for gross proceeds of approximately $7.8 million ($100,000 per unit). The price per unit translated to of one share of Common Stock valued at $0.50 per share, one 2013 Class A Warrant and one-half 2013 Class B Warrant. A total of 15,524,642 shares of Common Stock, 15,524,642 of 2013 Class A Warrants, and 7,762,321 of 2013 Class B Warrants were issued in the 2013 Offering, and an additional 3,302,823 of 2013 Class B Warrants were issued to the placement agent in connection with the 2013 Offering. However, pursuant Unit Purchase Agreement executed in connection with the 2013 Offering, investors were entitled to receive anti-dilutive shares of Common Stock if the Company subsequently issued or sold Common Stock for consideration of less than $0.50 per share. As a result of our recent offering of Common Stock at a price of $0.075 per share, the 15,524,642 shares of Common Stock sold in the 2013 Offering increased to approximately 103,500,000 shares.

Between January 2014 and October 2016, we sold approximately $6,260,940 of notes to 13 investors, approximately $6,145,688 of short-term original issue discount notes and debentures (the “OID Debentures”), 3,707,775 shares of Preferred Stock, 22,802,759 shares of Common Stock and warrants to purchase 74,970,359 additional shares of our Common Stock. See “Part II – Sales of Unregistered Equity Securities” elsewhere in this Annual Report.

As at the date of this Annual Report, approximately $2,937,111 of our outstanding debt securities, including the majority of our OID Debentures have matured and are currently in default.

Pursuant to an amended and restated private placement memorandum dated as of October 31, 2016 (the “Memorandum”), commencing in October 2016 the Company initiated and continues to conduct a private placement offering though March 31, 2017 (the “2016-17 Offering”) of units of securities (the “Units”) consisting of (i) shares of Common Stock, $0.0001 par value per share (the “Common Stock”) offered at a per share price of $0.075 per share, (ii) Class A Warrants to purchase additional shares of Common Stock at an exercise price of $0.09 per share (the “2016-17 Class A Warrants”) and (iii) Class B Warrants to purchase additional shares of Common Stock at an exercise price of $0.1125 per share (the “2016-17 Class B Warrants”). Each Unit, offered for a total of $10,000, consist of (i) 133,333.33 shares of Common Stock, (ii) 133,333.33 of 2016-17 Class A Warrants, and (iii) 133,333.33 of 2016-17 Class B Warrants. Each of the 2016-17 Class A Warrants and 2016-17 Class B Warrants contain “full-ratchet anti-dilution provisions that effectively reduce the exercise prices of both securities to $0.075 per share. As of December 31, 2016 we sold for an aggregate of $1,407,430, a total of 140.74 Units consisting of 18,765,729 shares of Common Stock and warrants to purchase 37,531,458 shares of our Common Stock.

As of the December 31, 2016, we had outstanding an aggregate of 162,471,373 shares of our Common Stock and an additional 85,724,996 shares of our Common Stock we are obligated to issue under anti-dilution provisions of our various outstanding securities. We also have outstanding $2,735,298 of convertible debt securities outstanding entitling the holders upon conversion to receive up to 32,099,227 shares of our Common Stock, outstanding warrants to purchase an aggregate of 122,475,881 shares of Common Stock and warrants to purchase an aggregate of 25,244,337 to issue under anti-dilution provisions. The Company also has reserved an aggregate of shares of Common Stock for issuance under its 2002 Equity Incentive Plan (the “2002 Plan”) and shares of Common Stock have been reserved for issuance under the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). As of December 31, 2016, options to purchase an aggregate of 10,780,086 shares of Common Stock have been granted and are outstanding under the 2002 Plan and the 2013 Plan, collectively. Since January 1, 2017, we have issued Units of our equity securities in our private placement offering consisting of 7,573,332 additional shares of Common Stock and warrants to purchase 15,146,664 shares our Common Stock.

Accordingly, and based on the anti-dilution provisions contained in the offering documents related to our private placements, as at the date of this Annual Report, our “Fully-Diluted Common Stock” consists of 585,136,621 shares. Such fully-diluted shares include an aggregate of (a) 210,048,532 shares of Common Stock issued and outstanding, (b) 85,724,996 shares of Common Stock we are currently obligated to issue under the anti-dilution provisions of our agreements with and securities issued to various investors, and (c) an additional 289,363,093 shares of Common Stock issuable upon conversion of convertible securities, issuance of anti-dilution warrants and the exercise of outstanding warrants and options.

Derivative Liability, Debt Defaults and Exchange Offers.

The anti-dilution provisions contained in many of our outstanding securities, including the Unit Purchase Agreements with respect to the Common Stock in both the 2013 Offering and the current 2016-17 Offering and the 2016-17 Class A Warrants and 2016-17 Class B Warrants included in the 2016-17 Offering has created significant derivative liabilities for the Company. As of December 31, 2016 such derivative liability has been calculated to be in excess of $3,100,000 and increases as we sell additional warrants. Such derivative liability directly impacts and reduces the Company’s stockholders equity which could materially and adversely affect our ability in the future to qualify to list our Common Stock for trading on the Nasdaq Capital Market or other comparable national securities exchange.

In order to cure our defaults in payment of our debt securities and to reduce, if not eliminate, the derivative liability, on or before April 30, 2017, we intend to:

•

Enter into agreements with certain of our creditors, including members of our board of directors, to convert approximately $2,521,719 of our indebtedness and accrued interest of $92,319 owed to such individuals into shares of our Common Stock and 2016-17 Class A Warrants to purchase shares our Common Stock at an exercise price of $0.09 per share, and 2016-17 Class B Warrants to purchase shares our Common Stock at an exercise price of $0.1125 per share, all upon the same terms as the Units of equity securities offered in our 2016-17 Offering, except that the warrants do not contain any full ratchet or weighted average anti-dilution adjustments. See "Related Party Transactions" elsewhere in this Annual private placement. As the date of this Annual Report, 10 of our related parties have agreed to convert an aggregate of $2,521,719 of debt and $92,319 of interest into 34,853,829 shares of our Common Stock and 2016-17 Class A Warrants to purchase 34,853,829 shares our Common Stock at an exercise price of $0.09 per share, and 2016-17 Class B Warrants to purchase 34,853,829 shares our Common Stock at an exercise price of $0.1125 per share.

•	Offer to the holder(s) of all $2,270,438 of OID Debentures, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange their debentures for a new 20% OID convertible debenture due September 30, 2017, plus one share of our Common Stock for each $1.00 outstanding principal amount of the new 20% OID convertible debenture issued to them. As proposed, the contemplated restated 20% OID convertible debenture would be in face amount equal to 100% of the outstanding principal of and accrued interest on the earlier convertible debentures and, upon consummation of any subsequent public offering of our Common Stock that is registered under the Securities Act prior to the new maturity date, would be subject to mandatory conversion at a 20% discount to the initial public offering price of our Common Stock (the “OID Convertible Debenture Exchange Offer”). The OID Convertible Debenture Exchange Offering will be offered for a period expiring on the earlier of June 30, 2017 or acceptance of the OID Convertible Debenture Exchange Offer by 100% of the holders of such OID Debentures.

•	Offer to the 156 holders of our Common Stock and Warrants issued in the 2013 Offering, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to (a) waive for all purposes the “make whole” provisions in their subscription agreement in exchange for one-quarter of a warrant exercisable at $0.09 per share for each of the 103.5 million shares of Common Stock issued and issuable to them in the 2013 Offering (approximately 26. Million additional warrants) which would contain no weighted average or full ratchet anti-dilution provisions, plus (b) exchange all of the outstanding 2013 A Warrants, and 2013 B Warrants issued in the 2013 Offering (approximately 11,000,000 warrants) for one additional share of our Common Stock (the “2013 Exchange Offer”). The proposed 2013 Exchange Offer will be offered for a period expiring on the earlier of June 30, 2017 or acceptance of the 2013 Exchange Offer by 100% of the investors.

•	Offer to the 71 holders of our Common Stock and Warrants issued in the 2016-17 Offering, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange all of their 2016-17 Class A Warrants and 2016-17 Class B Warrants for 1.5 shares of Common Stock for each 2016-17 Class A Warrant and 2016-17 Class B Warrant (the “2016-17 Exchange Offer”). Accordingly, each $10,000 Unit that represented 133,333 shares of Common Stock, plus 133,333 of 2016-17 Class A Warrants and 133,333 of 2016-17 Class B Warrants would be exchanged for 333,333 shares of Common Stock, representing (a) 133,333 shares of Common Stock, plus (ii) 200,000 additional shares of common stock issued in lieu of the 2016-17 Class A Warrants and 2016-17 Class B Warrants. The proposed 2016-17 Exchange Offer will be offered for a period expiring on the earlier of June 30, 2017 or acceptance of the 2016-17 Exchange Offer by 100% of the investors.

There can be no assurance that we will be successful in ether extending the maturity dates of our defaulted debt obligations or eliminating any significant amount of our derivative liabilities in connection with any or all of the above exchange offers. If we are not successful, our creditors could accelerate our debt obligations in which event we may be forced to seek protection for such creditors under the U.S. Bankruptcy Act. See “Risk Factors” elsewhere in this Annual Report.

Our Authorized Common Stock Increase and Reverse Stock Split

Authorized Common Stock Increase.

On January 31, 2017, at a special meeting of the Board of Directors, our Board of Directors approved by unanimous vote to seek shareholder approval of certain proposals by written consent that, to adopt and effectuate, will require the majority consent of our stockholders. As of the date of this filing on Form 10-K, we have submitted these proposals to our stockholders pursuant to our definitive proxy statement on Schedule 14A, filed on March 2, 2017 with the Securities and Exchange Commission ("SEC"). Under the proposals we are soliciting our stockholders written consent to approve the filing of an amended and restated certificate of incorporation in Delaware (“Restated Charter”), to increase the number of authorizes shares of our Common Stock, $0.0001 par value per share (“Common Stock”) from 500,000,000 shares of Common Stock to 750,000,000 shares of Common Stock (the “Authorized Common Stock Increase”), and with such Authorized Common Stock Increase to be effective at such time and date within one year after the date such action is approved by the Majority Stockholders, if at all, as determined by the Board of Directors in its sole discretion (the “Authorized Common Stock Increase Proposal”).

The reason for the Authorized Common Stock Increase Proposal is that as of April 13, 2017, we had issued and outstanding an aggregate of 209,915,199 shares of Common Stock, we are currently obligated to issue an additional 85,724,996 shares of Common Stock under the anti-dilution provisions of our agreements with and securities issued to various investors, and an additional 288,689,343 shares of Common Stock reserved for issuance upon conversion of convertible notes, the issuance of anti-dilution shares and the exercise of Common Stock purchase warrants that were then outstanding. Accordingly, as at the date of this Annual Report, our “Fully-Diluted Common Stock” consists of 584,329,538 shares. In addition, we are continuing to sell units of securities consisting of Common Stock at a price of $0.075 per shares and warrants to purchase Common stock at prices of $0.09 and $0.01125 per share to accredited investors in our current private placement offering.

Accordingly, without the increase of our authorized Common Stock to 750,000,000 shares, we will not have enough shares of Common Stock available to issue to holders of our convertible securities, options and warrants.

Reverse Stock Split

Included within our definitive proxy statement on Schedule 14A, filed as of March 2, 2017 with the SEC, we submitted a proposal to our stockholders for written consent to approve the filing of an amended and restated certificate of incorporation in Delaware (the “Restated Charter”) or in a subsequent amendment to the Restated Charter, provisions to effect a reverse split of our issued and outstanding Common Stock, within a range of not less than one-for-fifteen (1:15) and not more than one-for-fifty (1:50), with such ratio to be determined by the Board of Directors, in its sole discretion (the “Reverse Split”), and with such Reverse Split to be effective at such time and date within one year after the date such action is approved by the stockholders, if at all, as determined by the Board of Directors in its sole discretion (the “Reverse Split Proposal”).

The Reverse Split proposal, including the final reduced number of shares of Common Stock into which our currently outstanding shares will be converted (within the stockholder-approved range referred to above), if approved by the consent of a majority of our stockholders, will be determined by our Board of Directors in order to list our Common Stock on the Nasdaq Capital Market which, in any event, shall become effective only (a) upon the approved filing of the Restated Charter to consummate the Reverse Split with the Secretary of State of the State of Delaware, including the final reduced number of shares of Common Stock into which our currently outstanding shares will be converted; and (b) upon announcement of the Reverse Split by FINRA.

In the event that we receive written consent from a majority of our stockholders entitled to vote thereunder approving the Reverse Split and, subsequently, our Board of Directors elects to consummate the Reverse Split on or prior to March 31, 2017, the Board of Directors will not effectuate the filing of the Restated Charter to consummate the Authorized Common Stock Increase. However, in the event that we do not consummate the Reverse Split on or prior to March 31, 2017, we will consummate the Authorized Common Stock Increase by filing the Restated Charter with the Secretary of State of the State of Delaware as soon as practicable following March 31, 2017. Even if we do consummate the Authorized Common Stock Increase on or about March 31, 2017, our Board of Directors will still reserve and maintain the right to consummate the Reverse Split at such time and date within one year after the date such action is approved by our stockholders, if at all, and as determined by the Board of Directors in its sole discretion (the “Reverse Split Proposal”). On April 4, 2017, the Company’s board of directors approved the Company’s decision to exercise such discretionary right by extending the deadline to receive written consents under the Consent Solicitation from the original date of March 30, 2017 to April 28, 2017.

If implemented, the Reverse Stock Split will only effect our outstanding Common Stock and shares of Common Stock issuable upon conversion of convertible securities and exercise of warrants and options. It will not effect the number of shares of Common Stock we are authorized to issue under our Restated Charter.

The purpose of the Reverse Split is to enable us to qualify our Common Stock for listing on a national stock exchange such as The Nasdaq Capital Market or the NYSE AMEX. Our Common Stock is currently traded on the OTC Markets OTCQB marketplace. Such trading market is considered to be less efficient than that provided by a stock exchange such as The Nasdaq Stock Market or NYSE AMEX. In order for us to list our Common Stock on The Nasdaq Stock Market or NYSE MKT, we must fulfill certain listing requirements, including minimum bid price requirements for our Common Stock.

In order to list our Common Stock on the Nasdaq Capital Market or the NYSE AMEX, among other requirements, our Common Stock must maintain a minimum closing bid price of $4.00 or a closing share price of $3.00 or $2.00, as applicable. As of April 13, 2017, the closing sale price of our Common Stock was only $0.08 per share on the OTC Markets OTCQB marketplace. We believe that completing the Reverse Split will result in an increase in our adjusted share price that may enable us to “uplist” our shares on the Nasdaq Capital Markets, assuming all of the other listing requirements of the Nasdaq Capital Market or the NYSE AMEX have also been satisfied. There can be no assurance that following Reverse Split the market price of our Common Stock will increase, or will increase in such proportion to permit us to “uplist” our shares on the Nasdaq Capital Market or the NYSE AMEX. No assurance can be given that, even if we satisfy the listing requirements of The Nasdaq Capital Market or NYSE MKT, we will apply to have our Common Stock listed on either exchange, or that, if we do so apply, that our application will be approved, or that, if our Common Stock is listed on either exchange, we will be able to satisfy the maintenance requirements for continued listing. In addition, no assurances can be given that the market price for our Common Stock will increase in the same proportion as the reverse split or, if increased, that such price will be maintained.

The following table depicts the prospective effects of the Reverse Split on the number of shares of our Common Stock outstanding, the number of shares of our Common Stock reserved for future issuance upon conversion of convertible debt and exercise of options and warrants and the number of authorized but unissued and unreserved shares of our Common Stock that would be available for issuance after the Reverse Split. As discussed above, the number of shares of our Common Stock authorized for issuance under our Certificate of Incorporation would remain unaffected by the Reverse Split.

	Common Stock Outstanding (1)	Shares Reserved for Issuance (2)	Shares Available for Issuance (3)

Prior to the Reverse Split	295,640,195	288,689,343	(84,329,538)

Pro-forma a 1:15 Reverse Split ratio	19,709,346	19,245,956	461,044,698

Pro-forma a 1:50 Reverse Split ratio	5,912,804	5,773,787	488,313,409

(1)	Does not give effect to any changes resulting from the payment of cash or issuance of scrips or warrants in registered form to purchase Common Stock in lieu of issuing fractional shares pursuant to the Reverse Split.

(2)	Represents the total number of shares of our Common Stock reserved for issuance pursuant to the conversion of convertible notes and other convertible securities and exercise of warrants and stock options.

(3)	Represents the total number of shares of authorized Common Stock that will be neither outstanding nor reserved for issuance, but without giving effect to any changes resulting from the payment of cash or issuance of scrips or warrants in registered form to purchase Common Stock in lieu of fractional shares.

Implications of Being an Emerging Growth Company

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (i) December 31, 2019, the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2019. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the "JOBS Act," and references herein to "emerging growth company" have the meaning associated with it in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies.

These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

•	not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. We have taken advantage of certain of those reduced reporting burdens in this prospectus. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

We are also a "smaller reporting company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

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

We incurred a net loss of $15,647,922 for the year ended December 31, 2016 and $9,574,434 for the year ended December 31, 2015. The Company has a net loss of $ 95,245,530 since inception. Our independent registered public accountants issued an opinion on our audited financial statements as of and for the year ended December 31, 2016 that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We are in default in payments of approximately $2,937,111 of our outstanding notes and debentures.

As of April 13, 2017 approximately $686,830 of our Loans Payable to Stockholders, advances from related parties that aren’t papered, and all $2,250,281 of our OID Convertible Debentures have matured and are currently in default. Although we are attempting to obtain extensions of the maturity date of these debt obligations, there is no assurance that we will be successful in such endeavors. Even if we are able to renegotiate the terms of such debt obligations and extend their maturity dates to September 30, 2017, there is no assurance that we will have the funds available by September 30, 2017 to pay our obligations, if required. In the event that all or substantially all of such creditors do not agree upon an extension of our defaulted debt securities, or we are unable to pay such debts by September 30, 2017, assuming we are able to obtain extensions of the current maturity dates, the holders of such notes and debentures could accelerate the indebtedness evidenced thereby in which event we may be forced to cease operations or be required to seek protection under the United States Bankruptcy Act.

We are required to raise significant additional capital.

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

We have been successful in raising capital to fund our operations since inception, and expect to continue to require substantial funds to advance our operations and develop and/or acquire new products and services to compliment our business. Between November 2016 and the date of this Annual Report, we raised an aggregate of $2,095,430 from the 2016-17 Offering of 209.54 units of our equity securities to 71 accredited investors (the “Units”). The Units consisted of a total of 27,939,060 shares of our Common Stock at a per share purchase price of $0.075 and two five year warrants, aggregating the right to purchase up to 55,878,120 additional shares of our Common Stock at exercise prices of $0.09 and $0.1125, respectively.

We plan to meet our working capital requirements by raising additional funds from the sale of equity or debt securities, the sale of certain assets, and possibly developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization with our partners.

In order to pay our obligations and based on our current spending levels, management estimates that the Company will need to raise approximately $11,000,000 in additional working capital to sustain its current operations through the next twelve calendar months. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and our financial condition may be materially adversely affected. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt and could increase our expenses and require that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results. Equity financing, if obtained, could result in additional dilution to our then existing stockholders.

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

Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact our ability to generate revenues.

The pricing and reimbursement environment for the pharmaceutical and biotechnology industries may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. If pricing and regulatory changes pressure our customer base in the pharmaceutical and biotechnology industries our revenue generating ability may be adversely impacted.

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

Six customers accounted for approximately 53% of our gross revenue in fiscal 2016 and five customers accounted for approximately 52% of our gross revenues in fiscal 2015. One large pharmaceutical company accounted for 22% of our gross revenue in 2016, and this customer will continue to be a significant contributor to revenue in 2017. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single pharmaceutical, academic or clinical research laboratory company may account for 5% or more of our gross revenue or that our business may be dependent on one or more large projects. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

The Company has an outstanding line of credit with United Bank. This credit facility requires us to adhere to certain contractual covenants. If there were an event of default under our credit facility that was not cured or waived, the lenders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under the credit facility, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments becoming due on the credit facility. Please see Note 3 Bank Line of Credit in Part IV, Financial Statement Footnotes in this report for additional detail regarding our credit facility.

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

We license a significant portion of our intellectual property from third parties; if the Company fails to regain compliance with these agreements the Company’s business may be adversely affected.

The Company has entered into a number of technology license agreements with various universities for the exclusive use of a significant portion of the patent-based intellectual property that the Company uses. Generally, the license agreements imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or if we file for bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. As of March 22, 2017, we owe approximately $156,000 of royalties and other obligations under our technology license agreements and $110,374 was due March 28, 2017. The Company has made payment and is in compliance with the LAESI technology agreement.

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

The success of the Company is dependent to a significant degree upon the skill and experience of its founders and other key personnel including Stephen Turner, David Halverson, Matthew Powell, and others. The loss of the services of any of these individuals would adversely affect the Company’s business. Although the Company has obtained key man life insurance policies on Mr. Turner, its CEO, there is no assurance that policy proceeds would cover all potential costs or operational challenges that would result from the loss of services from Mr. Turner and in any event, such policy would not cover the lives or loss of these other individuals. The Company cannot assure prospective investors that it would be able to find adequate replacements for these key individuals. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract and retain highly skilled employees, who are in great demand.

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

Our Common Stock is quoted under the symbol “PRGB” in the over-the-counter markets, including the OTCQB tier of the OTC Markets Group, Inc.; however, it is not listed on any stock exchange and there is currently very limited trading in our securities. We cannot assure you that an active trading market for our Common Stock will develop in the future due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. There may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for our Common Stock will develop or be sustained. You may not be able to liquidate your shares quickly or at the market price if trading in our Common Stock is not active.

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

Stockholders holding aggregate of 29,485,109 shares of our Common Stock and an aggregate of 2,600,113 shares of our Common Stock to be issued in connection with anti-dilution provisions, including our directors, officers and certain key employees, are subject to a market standoff agreement which provides that the purchaser will not sell, assign or otherwise transfer or dispose of any Common Stock, warrants or other securities of the Company until September 30, 2017. The price of our Common Stock could decline if there are substantial sales of our Common Stock following the “lock-up” period, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our Common Stock available for sale.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2016. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (i) lack of sufficient personnel commensurate with the Company’s reporting requirements; (ii) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (iii) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Our officers, directors and principal stockholders collectively beneficially own approximately 18% of our outstanding Common Stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

The Company leases its facility of approximately 10,412 square feet located at White Birch Towers II, 1311 Pineview Drive, Suite 501, Morgantown, WV 26505. The lease has an initial five-year term beginning on April 1, 2012. The rent during the initial term is equal to $16.10 per square foot per year or $13,969 per month. The Company has the exclusive option to renew the term of the lease for an additional five years following the expiration of the Initial Term. The renewal option must be exercised at least 120 days prior to the end of the initial term. If the renewal option is exercised, the rent payable during the renewal period will be equal to $17.75 per square foot per year or $15,401 per month. We had the option to terminate the lease after reaching the thirty-seventh month of the initial term upon 90 days advance written notice to the lessor and the payment of an amount equal to two months’ rent. On December 1, 2016, the Company exercised the renewal option.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our Common Stock is quoted on OTC Markets under the symbol “PRGB”; however, it is not listed on any stock exchange, and there is currently very limited trading in our securities. The quotation of our Common Stock began on or about April 7, 2014. There has been very limited trading in our Common Stock to date. On April 13, 2017, the last reported sale price for our Common Stock was $0.08 per share.

As of the date of this report, the Company had 209,915,199 shares of our Common Stock issued and outstanding held by approximately 574 stockholders of record and is obligated to issue an additional 85,724,996 shares of Common Stock under anti-dilution provisions of various outstanding securities.

The Company has outstanding:

•

Warrants to purchase up to 214,438,568 shares of our Common Stock at exercise prices ranging between $0.075 and $2.25 per share, and obligated to issue additional warrants to purchase up to 25,244,336 shares of Common Stock under anti-dilution provisions, subject to adjustment in certain circumstances as provided therein; and

•	Options to purchase up to 10,910,086 shares of our Common Stock at a weighted average exercise price of $0.33 per share, subject to adjustment in certain circumstances as provided therein.
•

Warrant issuable to the placement agent for our winter 2015 private placement to purchase an aggregate of up to 741,000 shares of Common Stock at exercise price equal to $0.25 per share, and for 2016 bridge financing to purchase an aggregate of up to 491,250 shares of Common Stock at exercise price of $0.25 per share, for the 2016 OID Notes financing to purchase an aggregate of up to 1,519,000 at an exercise price of $0.25, for the 2016-17 Offering 7,695,320 at an exercise price of $0.075.

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

Period	High	Low
Quarter ending June 30, 2014 (from April 11, 2014)	$2.100	$0.700
Quarter ending September 30, 2014	0.880	0.510
Quarter ending December 31, 2014	0.550	0.200
Quarter ending March 31, 2015	0.600	0.116
Quarter ending June 30, 2015	0.480	0.200
Quarter ending September 30, 2015	0.470	0.160
Quarter ending December 31, 2015	0.250	0.101
Quarter Ending March 31, 2016	0.350	0.111
Quarter ending June 30, 2016	0.240	0.101
Quarter ending September 30, 2016	0.185	0.080
Quarter ending December 31, 2016	0.121	0.062
Quarter Ending March 31, 2017 (through March 31, 2017)	0.140	0.053

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

Conversion of Accrued Interest and Accounts Payable.

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

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $5,000 of Loans Payable to Stockholders into 66,667 shares of Common Stock at the rate of $0.075 per share. The Stockholder was also issued a Class A Warrant and a Class B Warrant with the same terms and agreement as the current offering. The relative fair value of these warrants at the issuance date, and the corresponding liability recorded for these warrants at that date, was estimated at $5,480.

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $50,000 of accounts payable to a vendor into 666,667 shares of Common Stock at the rate of $0.075 per share. The vendor was also issued a Class A Warrant and a Class B Warrant with the same terms and agreement as the current offering. The relative fair value of these warrants at the issuance date, and the corresponding liability recorded for these warrants at that date, was estimated at $54,800.

Advertising Services Agreement.

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

Consulting Agreements

In November 2016, the Company entered into a consulting agreement with a consulting firm for certain services to be rendered to the Company over a thirteen-month period (the “Agreement”). Besides cash compensation, the Agreement requires the Company to issue 500,000 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock at $0.11 per share to the consulting firm within 30 days of the Agreement. For each quarter thereafter, for the remainder of the consulting period, 250,000 shares of Common Stock and a Warrant to purchase 250,000 shares Common Stock shall be issued within 30 days of the commencement of the quarter. As of December 31, 2016, 250,000 shares have been issued to the consulting firm. The fair value of the shares issued was estimated at $27,500, which was recorded as consulting expense in the month of issuance. See Note 9 Stock Warrants.

On December 31 2016, the Company entered into a consulting agreement with a consultant to provide professional advisory and introductory services for a three-month period ending March 31, 2017, unless extend by mutual written agreement. In lieu of cash compensation, the Agreement requires the Company to issue the Consultant 250,000 shares of Common Stock. The fair value of the shares issued was estimated at $30,000, which was recorded as consulting expense in the month of issuance.

On December 31, 2016, the Company entered into a consulting agreement with a consultant to provide business advisory services for a six-month period ending June 30, 2017. Besides reimbursement of reasonable and documented expenses, the Agreement requires the Company to issue 250,000 shares of Common Stock within 30 days of the agreement and upon completion of the Company’s current private placement offering units of the Company’s security, the Company will issue an additional 200,000 shares of Common Stock. The fair value of the shares issued was estimated at $30,000, which was recorded as consulting expense in the month of issuance.

2016-2017 Unit Offering

In a series of closings between November 1, 2016 and December 31, 2016, the Company received $1,407,403 in aggregate gross cash proceeds from 50 accredited investors in connection with the sale of approximately 140.74 units (each a “Unit” and collectively, the “Units”) of its securities in a private placement offering to accredited investors (as defined in Regulation D under the Securities Act). A minimum of $500,000 and up to a maximum of $5,000,000 was offered, with each Unit (sold at $10,000 per Unit) consisting of (a) 133,333.33 shares of the Company’s Common Stock (at a price of $0.075 per share) (b) 2016-17 Class A Warrants to purchase 133,333 shares of Common Stock at an exercise price of $0.09 per share, and (c) 2016-17 Class B Warrants to purchase 133,333 shares of Common Stock at an exercise price of $0.1125 per share. Through December 31, 2016, the Company issued an aggregate of 18,765,729 shares of the Company’s Common Stock, 2016-17 Class A Warrants to purchase 18,765,729 shares of Common stock and 2016-17 Class B Warrants to purchase an aggregate of 18,765,729 shares of Common Stock (collectively, the “2016-17 Offering”).

In connection with the 2016-17 Offering, from January 1, 2017 to March 21, 2017, the Company received $688,000 in aggregate gross cash proceeds from 21 additional accredited investors in connection with the sale of approximately 68.8 Units.

In connection with each closing, the Company also paid to a FINRA registered broker dealer that acted as the placement agent (the “Placement Agent”) an aggregate of $258,092 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants (the “Placement Agent Warrant”) to purchase an aggregate of 7,695,321 shares of Common Stock at exercise prices equal to $0.075 per share.

All of the Units and securities underlying the Units issued in the 2016-17 Offering were issued to accredited investors in accordance with Rule 506 of Regulation D under the Securities Act. The Company did not engage in any general advertisement or general solicitation in connection with the offering of the Units. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

The Company agreed to file a registration statement forty five (45) days following the final closing date with the SEC to register for resale (i) all Common Stock issued in, and the shares of Common Stock issuable upon exercise of the 2016-17 Class A Warrants and 2016-17 Class B Warrants and the Placement Agent Warrants issued in, the 2016 Offering.

Convertible Note Issuance

Convertible Promissory Notes with WVJITB.

In March 2012, the Company issued an 18-month note in the amount of $290,000 from the West Virginia Jobs Investment Trust Board (“WVJITB”). The note bears interest at 6% providing for monthly interest-only payments starting April 2012 through August 2013, then final interest and principal payments due September 2013. The note has an adjustable conversion price, initially $2.00 per share, and includes a stock warrant for 72,500 shares. On December 13, 2013, the Company and the WVJITB entered into a Loan Modification Agreement whereby the maturity date changed from September 14, 2013 to $100,000 due on March 15, 2014 and the remaining $190,000 due on June 15, 2014. The WVJITB and the Company signed three addendums to the note extending the maturity date and deferring interest and principal payments until March 2, 2015. During 2014, the Company made interest only payments through October 31, 2014. On February 2, 2015, the Company and WVJITB entered into a Loan Modification Agreement whereby the interest payable for the periods of October 31, 2014 through June 30, 2015 would be due on June 30, 2015. On December 30, 2015, the Company and WVJITB entered into another Loan Modification Agreement to extend the maturity date and unpaid accrued interest payment until March 31, 2016.

In return for the extension, in February 2016, the Company granted WVJITB a five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share. Effective as of March 31, 2016, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to September 30, 2016. In return for the extension, the Company granted WVJITB another five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price to be determined by the Board of Directors. This addendum also granted WVJITB the option to convert $200,000 of the $300,000 outstanding principal balance of the April 2012 Promissory Notes to Common Stock at $0.50 per share at or prior to the revised maturity date. The Company would be required to pay WVJITB the remaining (unconverted) principal balance and all accrued and unpaid interest in cash on September 30, 2016. The warrants granted to WVJITB (the warrant granted in February 2016 and the one granted in May 2016) expire upon the Company completing an underwritten offering that results in net cash proceeds to the Company of at least $10.0 million, if such a transaction is completed before the end of the five-year term. Regarding the warrant granted to WVJITB in February 2016 and May 2016, the relative fair value at the issuance date, and the corresponding liability recorded for the warrant, was estimated at $2,478. On January 17, 2017, the Company and WVJITB entered into another addendum whereby the maturity date of the promissory note was extended until December 31, 2017. In March 2017, all accrued unpaid interest is due in full and starting in April 2017 principal payments of $25,000 and interest is due monthly until maturity is reached. In return of the extension, the Company granted WVJITB another five-year warrant to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $0.10 and assigned the September 30, 2016 warrants exercise price at $0.10 per share.

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

On September 6, 2016 the Company paid $655,000 to St. George Investments LLC in satisfaction of the obligation (see also September 2016 20% OID Secured Promissory Note below).

September 2016 20% OID Note.

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

The September 2016 20% OID Note is currently in default. The Company is negotiating with the Investor to replace the note with a 20% OID Note due September 30, 2017 and subject to Automatic Conversion into Common Stock at a conversion price equal to 80% of the per share offering price in the Company next public offering of Common Stock prior to such maturity date. In addition, we offered the investor an aggregate of 1 shares of our Common Stock for every $1 of debt in consideration for its financial accommodation. To date, we [have not] reached final terms of an agreement with such investor.

Short-Term Convertible Notes Issued in Second and Third Quarters 2016 and Related Exchange Notes

In the second quarter of 2016, the Company issued a series of 20% original issue discount unsecured convertible debentures (the “Second Quarter 2016 Convertible Debentures”) to 34 Accredited Investors pursuant to the terms and conditions of a securities purchase agreement by between the Company and each accredited investor. The face amount of the underlying debentures issued was $1,950,000 and the aggregate gross cash proceeds to the Company were $1,560,000; each debenture has a six-month maturity from the date of issuance; maturities for the Second Quarter 2016 Convertible Debentures include $448,750, $415,000, $605,000, $481,250 in November 2016 and December 2016. In addition to the original issue discount on these debentures, which totaled $390,000, the debentures accrue additional interest at a rate of 10.0% per annum. At the Company’s option, assuming certain conditions are met, the Company can issue shares of Common Stock in lieu of making cash interest payments. In addition, for debentures that reach maturity (i.e., they are not converted to Common Stock), the Company has the option to pay the principal and any unpaid accrued interest in shares of Common Stock, assuming certain conditions are met. Each debenture may be converted into Common Stock voluntarily by the holder at any time after issuance and until the debenture is no longer outstanding. However, if the Company should complete a public offering of Common Stock (or any security convertible into or exercisable or exchangeable for shares of Common Stock) before maturity of any of the underlying debentures, on the date of closing of such offering any outstanding principal amount and accrued and unpaid interest automatically converts into shares of the Company’s Common Stock at the applicable conversion rate (“Automatic Conversion”). Each debenture is voluntarily convertible by the holder into shares of Common Stock at $0.25 per share and, for Automatic Conversion, the conversion rate is the lower of $0.25 per share or a per share rate that is equal to 85% of the price per share to the public of any Common Stock sold in a public stock offering (for either method of conversion, the conversion amount being the face amount of the note plus any accrued but unpaid interest at the conversion date). The debentures sold in September 2016 (the “September 2016 20% OID Secured Promissory Note”), which had a face amount of $156,250, were sold subject to the Company obtaining shareholder approval to increase the number of authorized shares of Common Stock; the Company obtained shareholder approval for the increase in October 2016. See Note 15 Warrants in Part IV, Financial Statement Footnotes in the report, related to warrants that were granted to the investors in the Second Quarter 2016 Convertible Debentures and the Placement Agent for these debentures.

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

In connection with the issuance of the July 2016 Convertible Debentures, the Company paid to a broker dealer registered with the Financial Industry Regulatory Authority (“FINRA”) that acted as the placement agent an aggregate of approximately $191,400 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 1,409,625 shares of Common Stock to the placement agent (or its designees) with an exercise price of $0.25 per share and a term of three (3) years. The relative fair value of these warrants was estimated to be $3,077 which was recorded as a discount to the Summer 2016 Convertible Debentures.

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

In October and November 2016, the Company reached the same such agreement for the exchange of notes and warrants with three additional holders of the Summer 2016 Convertible Debentures. The Exchange Notes shall have a principal amount totaling $127,313 which represents the original principal amount plus accrued interest of 10% per annum for each of the Second Quarter 2016 Convertible Debentures. In addition, the Exchange Notes shall extend the maturity dates under the Second Quarter 2016 Convertible Debentures to a date no later than May 16, 2017. In addition to the Exchange Notes, the holders of the Second Quarter 2016 Convertible Debentures are exchanging their related warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants.

The relative fair value of the new warrants was estimated to be $306,231, which was recorded as a discount to the Exchange Notes and is being accreted to interest expense over the six-month term of the related notes. The unaccreted balance of the fair value of the warrants issued with Second Quarter 2016 Convertible Debentures was recorded as an adjustment to interest expense upon cancellation of the warrants.

All of the Second Quarter 2016 Debentures and all of the July 2016 Convertible Debentures aggregating $2,220,159 principal amount and accrued interest through March 31, 2017 are currently in default. In March 2017, we offered to the holder(s) of all $2,220,159 such debt securities, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange their debentures for a new 20% OID convertible debenture due September 30, 2017, plus one share of our Common Stock for each $1.00 outstanding principal amount of the new 20% OID convertible debenture issued to them. The proposed convertible restated 20% OID convertible debenture note would be in face amount equal to 100% of the outstanding principal of and accrued interest on the earlier convertible debentures and, upon consummation of any subsequent public offering of our Common Stock that is registered under the Securities Act prior to the new maturity date, would be subject to mandatory conversion at a 20% discount to the initial public offering price of our Common Stock (the “OID Convertible Debenture Exchange Offer”).

September 2016 10% OID Secured Promissory Note

On September 8, 2016, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with an “accredited investor” (as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the investor purchased a 10% Original issue discount secured promissory note of the Company in the principal face amount of $720,000 due October 15, 2016 for an aggregate purchase price of $650,000 (“September 2016 10% OID Secured Promissory Note”). The principal balance of $720,000 bears interest at a rate of 10% per annum on any unpaid principal balance as of October 15, 2016, maturity date. The Company used the proceeds from the offering to repay the March 2016 Short-Term Convertible Note (see March 2016 Convertible Note above) that matured on September 4, 2016.

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

On November 22, 2016, a payment of $240,000 was made on the September 2016 10% OID Secured Promissory Note leaving an unpaid balance of $480,000 and accrued interest of $12,467 at December 31, 2016. Subsequently, in February 2017 the Company made a payment of $200,000 leaving a $280,000 principal balance on the note.

As of the date of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. If the Company is unable to successfully negotiate an extension to the note agreement, the Investor may assert all of its rights and remedies available under the Security Agreement and applicable law, including foreclosing on its collateral.

Convertible Related Party Notes

In 2017, certain Related Parties agreed to convert $2,521,719 of our outstanding notes payable and accrued interest of $92,319 into units of our securities consisting of (a) 34,785,344 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 34,785,344 shares of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 34,785,344 shares of Common Stock at an exercise price of $0.1125 per share.  See Item 13. “Certain Relationships and Related Transactions and Director Independence.”

In March 2017, we issued to our legal counsel, CKR Law LLP a $308,439 convertible note due September 30, 2017, representing accrued and unpaid legal fees through December 31, 2016 and in connection with the preparation and filing of our recent proxy statement. Such note is convertible into shares of our common stock at a price equal to 85% of the initial per share offering price of our Common Stock we may offer in connection with any public offering we consummate prior to the maturity date of such note.

Stock Purchase Warrants

In 2016, the Company issued warrants to purchase 133,334 shares of Common Stock to private lenders. The warrants are exercisable at an exercise price of $0.09 per share for an eighteen-month term and $0.1125 per share for a five-year term.

In February 2016, as a part of our transaction with Summit, we issued warrants to purchase 450,000 shares of Common Stock. The warrants have an exercise price of $0.40 per share and a five-year term (see Conversion of Accrued Interest and Accounts Payable above).

In 2016, stock warrants were issued as part of units of our securities consisting of (a) 18,765,729 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 18,765,729 shares of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 18,765,729 shares of Common Stock at an exercise price of $0.1125 per share.  The proposed transaction is subject to receipt of a court order to the effect that such conversion is fair and in the interests of the Company.

Anti-Dilution Triggering Events

Laidlaw 2016 (1st Quarter) Warrant

In connection with the sale of the March 2016 Convertible Note, the Company issued warrants to purchase an aggregate of approximately 1,637,500 shares of our Common Stock (or its designees) at an exercise price of $0.75 per share and a term of five (5) years (the “Laidlaw 2016 (1st Quarter) Warrant”)

The anti-dilution provisions of the Laidlaw 2016 (1st Quarter) Warrant provide that if the Company issues or sells Common Stock for consideration of less than $0.75 per share of Common Stock (such lower price constituting the “Base Price”), the exercise price then in effect will be reduced to reflect the Base Price. In addition, the number of shares of Common Stock issuable upon exercise were increased, provided that such increase in the number of shall not exceed a number equal to three times the original number under the Laidlaw 2016 (1st Quarter) Warrant.

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

Laidlaw 2016 (2nd Quarter) Warrant

In connection with the sale of the Summer 2016 Convertible Debentures offering, the Company issued debt, that may be converted in whole or in part, into shares of Common Stock at a conversion price equal to $0.25 per share and issued three-year warrants to purchase up to 5,850,001 shares of our Common Stock at an exercise price of $0.325 per share (the “Laidlaw 2016 (2nd Quarter) Warrant”).

The anti-dilution provisions of the Laidlaw 2016 (2nd Quarter) Warrant provide that if the Company issues or sells Common Stock for consideration of less than $0.325 per share of Common Stock, the exercise price (of the Laidlaw 2016 (2nd Quarter) Warrant) then in effect will be reduced. In the event of a dilutive issuance, the reduction in the exercise price is based on a weighted average formula, as set forth under the terms of the Laidlaw 2016 (2nd Quarter) Warrant, that considers both shares of Common Stock outstanding (on a fully diluted basis) and the capital raised in the dilutive issuance. Subsequent to issuance of any anti-dilution shares under the Laidlaw 2016 (2nd Quarter) Warrant, the anti-dilution terms were changed such that in the event of a dilutive issuance, the exercise price would be reduced to equal the per share price of the dilutive issuance, and the number of warrant shares issuable shall be increased so that the aggregate exercise price payable, after considering the per share price of the dilutive issuance, shall equal the aggregate exercise price prior to the adjustment to the exercise price.

Under the terms of the Laidlaw 2016 (2nd Quarter) Warrant, the sale of the 2016-17 Unit Offering triggered the anti-dilution provisions contained in certain outstanding financial instruments to the Laidlaw 2016 (2nd Quarter) Warrant. As a result, to satisfy the Company’s obligations under such provisions, the Company expects to issue warrants to purchase 19,500,003 shares of Common Stock at an exercise price of $0.075 per share under the same terms as the Laidlaw 2016 (2nd Quarter) Warrant including anti-dilution warrants owed to Placement Agents.

Laidlaw 2016 (3rd Quarter) Warrant

In connection with the sale of the September 2016 20% OID Note and July 2016 Convertible Debentures, the Company issued investors three-year warrants to purchase up to 660,000 shares of Common Stock at an exercise price of $0.325 per share (the “Laidlaw 2016 (3rd Quarter) Warrant).

The anti-dilution provisions of the Laidlaw 2016 (3rd Quarter) Warrant provide that if the Company issues or sells Common Stock for consideration of less than $0.325 per share, the exercise price of the Laidlaw 2016 (3rd Quarter) Warrant then in effect will be reduced. In the event of a dilutive issuance, the exercise price shall be reduced to equal the per share price of the dilutive issuance and the number of warrant shares issuable shall be increased so that the aggregate exercise price payable, after considering the per share price of the dilutive issuance, shall equal the aggregate exercise price prior to the adjustment to the exercise price. Subsequent to issuance of any anti-dilution shares under the Laidlaw 2016 (2nd Quarter) Warrant for the July 2016 Convertible Debentures, the anti-dilution terms were changed such that in the event of a dilutive issuance, the exercise price would be reduced to equal the per share price of the dilutive issuance, and the number of warrant shares issuable shall be increased so that the aggregate exercise price payable, after considering the per share price of the dilutive issuance, shall equal the aggregate exercise price prior to the adjustment to the exercise price. The September 2016 20% OID Note already included full ratchet anti-dilutive provisions.

Under the terms of the Laidlaw 2016 (3nd Quarter) Warrant, the sale of the 2016-17 Unit Offering triggered the anti-dilution provisions contained in certain outstanding financial instruments to the Laidlaw 2016 (3rd Quarter) Warrant. As a result, to satisfy the Company’s obligations under such provisions, the Company expects to issue warrants to purchase 2,559,333 shares of Common Stock at an exercise price of $0.075 per share under the same terms as the Laidlaw 2016 (3rd Quarter) Warrant including anti-dilution warrants owed to Placement Agents.

2016-2017 Offering Investors

Pursuant to the terms of the Company 2016-17 Class A Warrants and 2016-17 Class B Warrants issued and issuable to investors in the 2016-17 Offering, if the Company issues or sells Common Stock for per share consideration of less than the exercise price then in effect (immediately before the 2016-17 Offering), such exercise prices will be reduced to equal the per share price of the dilutive issuance, and the number of warrant shares issuable shall be increased so that the aggregate exercise price payable, after considering the per share price of the dilutive issuance, shall equal the aggregate exercise price prior to the adjustment to the exercise price. As a result, if the Company sells additional shares of Common Stock or securities convertible or exercisable for Common Stock at prices below the exercise of both the 2016-17 Class A Warrants and 2016-17 Class B Warrants under the 2016-17 Offering would be reduced to the lower purchase, conversion or exercise price.

The anti-dilution provisions under the terms of the 2016-17 Offering, with respect to the Common Stock and 2016-17 Class A Warrants and 2016-17 Class B Warrants, has created significant derivative liabilities for the Company as of December 31, 2016 of as much as $817,512 that directly reduces the Company’s net worth and could materially and adversely affect the Company’s ability to qualify to list its Common Stock for trading on the Nasdaq Capital Market or other comparable national securities exchange.

2013 Offering Investors

From November 2013 to December 2013, the Company issued in a private placement offering (the “2013 Offering”) approximately 77.87 units of Company securities (the “2013 Units”), each 2013 Unit consisting of 200,000 shares of Common Stock, warrants to purchase 200,000 shares of Common Stock (“2013 Class A Warrants”), and warrants to purchase 100,000 shares of Common Stock (“2013 Class B Warrants”, together with the 2013 Class A Warrants, the “2013 Warrants”), in exchange for gross proceeds of approximately $7.8 million ($100,000 per unit). The price per unit translated to of one share of Common Stock valued at $0.50 per share, one 2013 Class A Warrant and one-half 2013 Class B Warrant. A total of 15,524,642 shares of Common Stock, 15,524,642 2013 Class A Warrants, and 7,762,321 2013 Class B Warrants were issued in the 2013 Offering, and an additional 3,302,823 2013 Class B Warrants were issued to the placement agent in connection with the 2013 Offering.

Pursuant to the terms of the 2013 Offering, investors are entitled to receive anti-dilutive shares of Common Stock if the Company subsequently issues or sells Common Stock for consideration of less than $0.50 per share of Common Stock (a “Down Round Financing”), as a result of which the Investor (including the Holder) received a number of additional anti-dilutive shares of Common Stock having an effective purchase price equal to the offering price of the Down Round Financing; and (b) the terms of the 2013 Class B Warrants, such Warrants are subject to weighted average anti-dilution provisions in connection with any one or more Down Round Financing.

The anti-dilution provisions contained under the terms of the 2013 with respect to the Common Stock and 2013 Class B Warrants included in the Purchase Agreement entered into with the Holder and other Investors in the 2013 Offering has created significant derivative liabilities for the Company of as much as $1,922,403 at December 31, 2016, that directly reduces the Company’s net worth and could materially and adversely affect the Company’s ability to qualify to list its Common Stock for trading on the Nasdaq Capital Market or other comparable national securities exchange.

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

Stock Options

In 2016, the Company granted non-qualified options to purchase an aggregate of 100,000 shares of Common Stock to a non-employee of the Company in recognition of their patience and service to the Company at an exercise price of $0.25 per share.

In 2016, the Company granted options to purchase an aggregate of 3,250,000 shares of Common Stock to several key employees in recognition of their services to the Company at an exercise price of $0.15 per share.

Consultant Shares

In November 2016, the Company entered into a consulting agreement with a consulting firm for certain services to be rendered to the Company over a thirteen-month period (the “Agreement”). Besides cash compensation, the Agreement requires the Company to issue 500,000 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock at $0.11 per share to the consulting firm within 30 days of the Agreement. For each quarter thereafter, for the remainder of the consulting period, 250,000 shares of Common Stock and a Warrant to purchase 250,000 shares Common Stock shall be issued within 30 days of the commencement of the quarter. As of December 31, 2016, 250,000 shares have been issued to the consulting firm. The fair value of the shares issued was estimated at $27,500, which was recorded as consulting expense in the month of issuance.

On December 31 2016, the Company entered into a consulting agreement with a consultant to provide professional advisory and introductory services for a three-month period ending March 31, 2017, unless extend by mutual written agreement. In lieu of cash compensation, the Agreement requires the Company to issue the Consultant 250,000 shares of Common Stock. The fair value of the shares issued was estimated at $30,000, which was recorded as consulting expense in the month of issuance.

On December 31, 2016, the Company entered into a consulting agreement with a consultant to provide business advisory services for a six-month period ending June 30, 2017. Besides reimbursement of reasonable and documented expenses, the Agreement requires the Company to issue 250,000 shares of Common Stock within 30 days of the agreement and upon completion of the Company’s current private placement offering units of the Company’s security, the Company will issue an additional 200,000 shares of Common Stock. The fair value of the shares issued was estimated at $30,000, which was recorded as consulting expense in the month of issuance.

As of December 31, 2016, we were indebted to CKR Law LLP, our legal counsel, for accrued and unpaid legal fees in the amount of $256,646.47.  In March 2017, we issued to our legal counsel, CKR Law LLP a $308,439 convertible note due September 30, 2017, representing accrued and unpaid legal fees through December 31, 2016 and additional legal fees incurred in connection with the preparation and filing of our recent proxy statement. Such note will, at the option of the holder, either be paid out of the net proceeds of any public offering of our Common Stock we consummate prior to the maturity date of such note, or be convertible into shares of our common stock at a price equal to 85% of the initial per share offering price of our Common Stock we may offer in connection with such public offering. We have agreed to register the shares of Common Stock issuable upon conversion of the note in the registration statement relating to such public offering.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders – 2013 Plan	8,765,336	$0.35	3,734,664
Equity compensation plans not approved by security holders – 2002 Plan	2,014,750	$1.53	-
Total	10,780,086	$0.57	3,734,664

As of December 31, 2016, options to purchase up to 10,780,086 shares of Common Stock have been granted under the 2002 Plan and the 2013 Plan of which 5,680,899 shares are vested.

The following table summarizes information about stock options granted at December 31, 2016 under both the 2002 Plan and the 2013 Plan:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.15	3,250,000			203,125
$0.25	1,573,336			774,586
$0.48	150,000			46,875
$0.50	79,000			79,000
$0.53	405,000			151,875
$0.55	3,312,000			2,414,688
$1.25	150,000			150,000
$1.50	1,646,000			1,646,000
$2.00	214,750			214,750
$0.15 - $2.00	10,780,086	7.30	$0.57	5,680,899	$0.84

Item 6.	Selected Financial Data

The Company is a smaller reporting company and is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is engaged in developing and commercializing proprietary life science technologies, products and services that are used to identify the molecules that are produced by living cells and all life forms. The Company has developed a platform technology which enables the direct analysis, mapping and display of molecular information in living cells and tissue samples. The technology platform offers novel molecular information capabilities useful for the pharmaceutical, diagnostic, agricultural and life science industries.

Since inception, the Company has relied primarily on sales of its securities to fund its operations. The Company has never been profitable, and we cannot assure you that we will be profitable in the future. From inception through December 31, 2016, our loss from operations totaled $95,245,530 and our net loss for the year ended December 31, 2016 totaled $15,647,922. The Company has a credit facility of $3 million with United Bank, Inc. with a balance of $3 million outstanding as of December 31, 2016. Interest is payable monthly and the loan is now due July 2018. During 2016, the Company raised $627,438 in short term borrowings from stockholders, of which $103,983 was repaid to various stockholders, $5,000 was converted to Common Stock to one stockholder and $3,645,688 from short term convertible debentures, of which $655,000 was repaid upon maturity and $240,000 was paid in November 2016. In 2016, the Company raised an aggregate of approximately $1,407,430 in connection with sales of its securities.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in default in payment of significant obligations to creditors and other third parties and will require additional financing to continue its operations. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives, including relief under the U.S. Bankruptcy Act.  Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders. These factors raise substantial doubt about our ability to continue as a going concern.

Our financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

We have worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants (See Item 5, “Sale of Unregistered Securities” above for information relating to outstanding options and warrants to purchase our Common Stock held by such persons, which information is incorporated herein by reference. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding credit facility with United Bank, Inc.. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers.

As of December 31, 2016 the Company’s accounts payable balance of $1,796,416 included $1,652,009 that was overdue by terms, $1,503,966 of which that was more than 90 days past due. Included in the balance are amounts the Company owes for rent, royalties due under certain license arrangements, legal fees and consulting.

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

On October 31, 2016, to cover a bank overdraft, the Company received a $255,000 advance from a related party, an officer of the Company and a member of its Board of Director. The Company is responsible for repaying the related party note directly to the bank by November 30, 2016. The note maturity was extended to February 28, 2017 and extended again to August 28, 2017.

As discussed under Note 3 Bank Line of Credit in Part IV, Financial Statement Footnotes to this report, fiscal year 2016, the Company has reclassified the outstanding balance of its bank line of credit to current liabilities as of December 31, 2016. As of that date, the outstanding balance of the line of credit was $3,000,000. This obligation has been presented as a currently liability as the Company was in arrears with its interest at December 31, 2016. The Company has subsequently cured the interest in arrears and the bank has not notified the Company of a default. The line of credit has a due date of July 2018.

On September 9, 2016, the Company reached an agreement with the holders of certain short-term convertible notes with a principal amount totaling $1,892,500 (the “Original Principal Amount”) issued in May and June 2016 (the “Summer 2016 Notes”) whereby the Summer 2016 Notes would be exchanged for new short-term convertible notes (the “Exchange Notes”). The Exchange Notes shall have a principal amount totaling $1,987,125 which represents the Original Principal Amount plus accrued interest of 10% per annum for each of the Summer 2016 Notes. In addition, the notes shall extend the maturity dates under the Summer 2016 Notes to a date no later than March 31, 2017. In addition to the Exchange Notes, the holders of the Summer 2016 Notes are exchanging their related warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. In October 2016, the Company reached the same such agreement with two additional holders of those certain short term convertible notes with a principal amount totaling $91,250 issued in May and July 2016. The Exchange Notes for such additional investors shall have a principal amount totaling $95,813 with extended maturity dates and such investors shall exchange their existing warrants for warrants that contain full-ratchet anti-dilution provisions. In November 2016, the Company reached the same such agreement with one final holder of those certain short term convertible notes with a principal amount totaling $30,000 issued in July 2016. The Exchange Notes for such additional investors shall have a principal amount totaling $31,500 with extended maturity dates and such investors shall exchange their existing warrants for warrants that contain full-ratchet anti-dilution provisions.

We have sold most our investment in AzurRx BioPharma, Inc. (“AzurRx”) as a means of obtaining additional cash. We raised proceeds of $1,502,100 during the nine months ended December 31, 2016 through sales of our ownership interest in AzurRx. As of December 31, 2015, our ownership interest in AzurRx was 25% on a fully-diluted basis; our interest in AzurRx has been reduced to 1.7% after the most recent sale, which was in August 2016. As of the date of this report, the Company holds 125,757 shares of AzurRx Common Stock, 100,000 of which is subject to an option agreement under which a counterparty, who is the CEO of AzurRx and a former board of director of the Company, has an option to purchase these shares from the Company for $1.00 per share from January 4, 2016 through January 4, 2021. See Note 3 Sales of Investment for additional information related to the Company’s investment in AzurRx, including AzurRx completing an initial public offering on October 11, 2016.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2016 Compared to the Fiscal Year Ended December 31, 2015

The Company recorded a net loss for the year ended December 31, 2016 of $15,647,922. This result is an increase of $6,073,488 over the net loss of $9,574,434 recorded for the year ended December 31, 2015. This increase is due primarily to an increase in the estimated fair value of the anti-dilutive provisions included in certain of the Company’s outstanding financial instruments of $7,970,851 and an increase in interest expense of $351,110, offset by an increase in revenues of $584,993, a decrease in total operating expenses of $1,061,931 (cost of revenue, SG&A and R&D expenses) and gains increase totaling $592,100 resulting from the Company’s sales of AzurRx Common Stock.

Gross revenue for the year ended December 31, 2016 increased by 31% over the gross revenue recognized for the year ended December 31, 2015. Revenue from molecular information services increased by 91%. The increase reflects increases in both the number of customers for whom we performed services and the number of services projects completed in the period.

We recorded revenue from the sale of four LAESI® devices in the year ended December 31, 2015. However, we sold only two of these devices in the year ended December 31, 2016. As a result, the revenues from this component decreased 44% versus the year ended December 31, 2015. The lack of a sale in the recent completed quarter is more reflective of the Company changing focus of revenue to Lab Services more than the sale of LAESI instruments.

Revenue from research products increased by 6%. This increase primarily reflects an increase in revenue from the sales of consumables.

Selling, general and administrative (“SG&A”) expenses recognized during the year ended December 31, 2016 were $5,631,978, which was 19% less than the SG&A expenses of $6,923,228 for the year ended December 31, 2015. The change reflects both the Company’s adoption of a new methodology to estimate cost of revenue for molecular information services during the three months ended June 30, 2016, September 30, 2016 and December 31, 2016 and efforts to reduce personnel costs, outside services, consulting expenses, and other activity recorded as SG&A expenses, in particular during the year ended December 31, 2015.

For the year ended December 31, 2016 compared to the year ended December 31, 2015, R&D expenses decreased 55% primarily due to a decrease in costs associated with the development of the LAESI® instrument platform and Nanopost Array (“NAPA”) technologies. As mentioned above, both of these products are now considered commercial products. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the DARPA program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $101,808 for the year ended December 31, 2016 versus $141,484 for the year ended December 31, 2015. The amount and timing of future expenses and expense recovery related to our participation in this program are difficult to forecast considering the research and development nature of the collaboration.

The gains from sales of investment of $1,502,100 recorded during the year ended December 31, 2016 reflects the sale of 1,706,941 shares of AzurRx Common Stock, including 1,016,941, 550,000 and 140,000 shares in the first, second and third quarter of 2016, respectively. The gains are equivalent to the proceeds resulting from the sales of the shares less transaction costs as the basis for the Company’s AzurRx investment had previously been reduced to $0.

For the year ended December 31, 2016 interest expense was $1,968,138 versus $1,617,028 for the year ended December 31, 2015, an increase of 22%, reflecting both an overall increase in outstanding debt and the interest expense associated with those obligations, including the amortization of issuance costs and accretion of original-issue-discount and the fair value of warrants issued in conjunction with certain debt issuances. As of December 31, 2016, total interest-bearing indebtedness was $10,329,070 versus $7,166,752 as of December 31, 2015. Although there were no debt conversion inducement costs recognized in the year ended December 31, 2016 the Company recognized debt conversion inducement costs of $60,419 in the comparable period in 2015 for the fair value of warrants issued to Summit Resources, Inc. (“Summit”) related to the conversion of certain amounts due to Summit into Common Stock.

The Company recorded an expense of $9,602,437 for the net increase in the fair value of derivative liabilities during the year ended December 31, 2016. These derivative liabilities are certain anti-dilution provisions contained in various financial instruments issued by the Company, in particular convertible notes and warrants. There have been no changes in the assumptions underlying the calculation of estimated fair value of these liabilities in 2016, except for a decrease in the estimated unit price at which a future capital raise is modeled, now $0.075 per share of Common Stock  which triggered anti-dilution. The triggering of anti-dilution caused the derivative expense to increase $7,970,851 over 2015. The amount recorded of $1,631,586 for the year ended December 31, 2015 reflects an increase in the estimated fair value of anti-dilution provisions contained in certain of the Company’s outstanding financial instruments.

The Company did not recognize a provision for income taxes for the year ended December 31, 2016 or for the year ended December 31, 2015. The Company has evaluated its income tax position in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740, Income Taxes, and determined that a full valuation allowance against its deferred tax asset was appropriate as of December 31, 2016 and December 31, 2015, the two balance sheet dates included in the Consolidated Balance Sheets included in this report. As of December 31, 2016, the Company had a deferred tax asset of $31,104,000 million with a full, offsetting valuation allowance. Net operating loss (“NOL”) carryforwards totaled approximately $76,531,000 million as of December 31, 2016. These NOLs begin to expire in 2021 for both federal and state income tax purposes.

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

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers–as of December 31, 2016 the Company’s accounts payable balance of $1,796,416 included $1,652,009 that was overdue by terms, which includes $1,503,966 that was more than 90 days past due. Also, as of December 31, 2016, the Company has a positive cash balance with its bank. Throughout the year the Company had occasionally carried a bank overdraft. The Company had rectified the deficit position with its bank primarily from borrowing from an existing stockholder. As discussed below, the Company was unable to repay its September 2016 10% OID Secured Promissory Note when it matured on October 15, 2016 in full. Payment of $240,000 and $200,000 has been made in November 2016 and February 2017, respectively. The Company is also in arrears on scheduled interest and principal payments on certain other debt obligations, as discussed in more detail in Note 4 Loans Payable to Stockholders and Note 5 Long-term Debt, both of which are included in Part IV, Financial Statements Footnotes in this report. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by or advances from stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

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

On September 8, 2016, the Company entered into an agreement with an “accredited investor” (as defined in Rule 501(a) under the Securities Act of 1933, as amended, or “Accredited Investor”) pursuant to which the Accredited Investor purchased a 10% original issue discount secured promissory note of the Company in the face amount of $720,000 due on October 15, 2016 (the “September 2016 10% OID Secured Promissory Note”). The Company used the proceeds from the offering to repay the March 2016 Short-Term Convertible Note that matured on September 4, 2016. As mentioned above, the Company was unable to repay the September 2016 10% OID Secured Promissory Note when it matured on October 15, 2016. The Company is currently negotiating with the Accredited Investor to extend the maturity date for this note; however, the Company currently does not have the financial resources to pay the investor the full maturity value of the note. If the Company is unable to successfully negotiate an extension to the note agreement, the Accredited Investor may assert all of its rights and remedies available under the Security Agreement and applicable law.

On September 9, 2016, the Company offered investors in its Second Quarter 2016 Convertible Debentures the option to exchange those debentures and accompanying warrants for debentures and accompanying warrants (which are referred to hereafter as the “Exchange Notes”) that would, in effect, extend the maturity dates for these obligations until March 2017 (the exact maturity date being six months from the day each investor accepted the Company’s exchange offer). The new debentures would also accrue interest at 10.0% per annum. The rate at which the new debentures could be converted into Common Stock and the exercise prices for the accompanying warrants would be unchanged from the debentures being exchanged and the warrants originally issued with these debentures, which would be cancelled; however, both the new debentures and accompanying warrants include protection against the Company issuing future dilutive financial instruments (i.e., “anti-dilution provisions”). The offer would permit the exchange of the face amount of the original debentures, which includes original issue discount, plus accrued interest on the debentures in an amount that would have been payable to an investor had the obligation been outstanding through the original maturity date, for the new debentures. See Note 5 Long-term Debt included in Part IV, Financial Statements Footnotes in this report for additional information regarding the Exchange Notes, including conversion terms and conditions. In September 2016, 33 of the 36 investors in the Second and Third Quarter Convertible Debentures accepted the Company’s offer resulting in payments totaling $410,813 and $1,576,313 (including accrued interest) due in November 2016 and December 2016, respectively, being deferred until March 2017. In October 2016, two additional investors accepted the Company’s offer resulting in payments totaling $60,375 and $35,438 (including accrued interest) due in November 2016 and January 2017, respectively, being deferred until March 2017 and April 2017, respectively. In November 2016, one final investor accepted the Company’s offer resulting in payments totaling $31,500 (including accrued interest) due in January 2017 being deferred until May 2017. As mentioned above, one element of the Company’s strategy to manage its liquidity and capital resources and otherwise continue as a going concern is to obtain extensions and modifications to outstanding debt.

In November and December 2016, the Company sold Common Stock and accompanying warrants resulting in gross proceeds of $1,119,530 and $287,900, respectively. After transaction costs the Company received $929,646 and $239,152 in November and December, respectively.

We have sold most our investment in AzurRx BioPharma, Inc. (“AzurRx”) as a means of obtaining additional cash. We raised proceeds of $1,502,100 during the year ended December 31, 2016 through sales of our ownership interest in AzurRx. As of December 31, 2015, our ownership interest in AzurRx was 25% on a fully-diluted basis; our interest in AzurRx has been reduced to 1.7% after the most recent sale, which was in August 2016. As of the date of this report, the Company holds 125,757 shares of AzurRx Common Stock, 100,000 of which is subject to an agreement under which the counterparty can purchase these shares from the Company for $1.00 per share.

Certain of the Company’s outstanding financial instruments contain anti-dilution provisions that may be triggered by the issuance of Common Stock or financial instruments such as Preferred Stock and warrants that are convertible or otherwise exchangeable for shares of the Company’s Common Stock. As detailed in Note 15 Evaluation of Subsequent Events included in Part IV, Financial Statement Footnotes of this report, the Company’s sale of Common Stock in early November 2016 triggered anti-dilution provisions included in certain outstanding financial instruments and resulted in substantial dilution to the Company’s existing investors that did not have such protection. See also Note 2 Derivative Liabilities included in Part IV, Financial Statement Footnotes of this report for additional information related to the estimated fair value of the anti-dilution provisions included in the Company’s financial instruments that were outstanding as of December 31, 2016.

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

The Company continues to have an immediate need for additional working capital to sustain its current level of operations. Based on our current projections, management estimates that the Company will need approximately $8.0 – $11.0 million in additional working capital to maintain the current level of operations, meet scheduled interest and principal payments on outstanding debt, and meet payment obligations related to debt reaching maturity, for the next twelve calendar months. This projection has increased from the previous quarter 10-Q to reflect the reclassification of the Bank Line of Credit from long-term to short-term as previously mentioned in Note 5 Long-term Debt of Part IV, Financial Statement Footnotes of this report. As discussed above, the Company has recently raised additional funds through the issuance of convertible promissory notes and Common Stock; however, the Company must raise additional capital resources to sustain operations and meet existing obligations. There can be no assurance that we will be successful in our efforts to extend the terms of the September 2016 10% OID Secured Note and raising the additional capital needed to sustain operations and continue as a going concern.

With a goal of raising additional capital during the first quarter of 2017, the Company will be working closely with our financial advisors to determine our tactical approach to the equity markets, with particular emphasis on identifying the best deal structure to attract and retain meaningful capital sponsorship from retail and/or institutional investing communities

Based on our current spending levels, management estimates that the Company will need to raise approximately $11,000,000 in additional working capital, net of cash flows from revenue, to maintain current operations through the next twelve calendar months. There can be no assurance that we will be able to raise additional capital when required, on terms acceptable to us or at all. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives.

Liquidity and Capital Resources

As of December 31, 2016, the Company’s current assets totaled $728,924, current liabilities $15,550,489, and working capital was a deficit of $14,821,565. As of December 31, 2015, current assets totaled $411,591, current liabilities $9,590,170, and working capital was a deficit of $9,178,579. Current assets increased as accounts receivable, net, increased due primarily to an increase in sales in the quarter ended December 31, 2016 as compared to December 2015 and the Company held a higher investment in inventory related to an increase in sales activity. The 62% increase in current liabilities is due primarily to increase in short-term convertible notes in the second and third quarter of 2016, an increase in accounts payables, and an increase in the liability established for the fair value of derivative liabilities. As discussed in Note 3 Bank Line of Credit in Part IV, Financial Statement Footnotes of this report, the Company reclassified the outstanding balance of the line of credit to current liabilities as of December 31, 2016.

As detailed in Note 4 Loans Payable to Stockholders and Note 5 Long-term Debt in Part IV, Financial Statement Footnotes of this report, the Company continues to have a substantial amount of indebtedness outstanding that is payable within twelve months. In May 2016 – September 2016, the Company issued short-term notes that require payments at maturity totaling $2,770,705; these notes had six-month terms and originally matured in November 2016 – March 2017. As discussed in additional detail in Note 5 Long-term-Debt in Part IV, Financial Statement Footnotes of this report, a majority of these notes were exchanged for notes that resulted in the maturity dates for the obligations being extended to March 2017. The exception was a note issued in September 2016 referred to as the September 2016 10% OID Secured Promissory Note for which the maturity date was October 15, 2016. As discussed in additional detail in Note 5 Long-term Debt in Part IV, Financial Statement Footnotes of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. As of the date of this report through March 31, 2017, scheduled interest and principal payments on outstanding debt (including capital leases) and payments related to debt obligations reaching maturity, total $10,329,070, excluding the balance of the line of credit, which the Company has reclassified as a current liability, but for which, by terms, does not mature until July 2018. As discussed under Cash Requirements below, the Company is in arrears on certain scheduled interest and principal payments on outstanding debt and has deferred payments to certain vendors and suppliers past stated terms. The Company also expects cash flows from operating activities to be a deficit during this period putting an additional burden on the Company to raise additional financial resources in order to meet its obligations and otherwise sustain operations.

Net cash used in operating activities for the year ended December 31, 2016 totaled $4,228,360, which represents a decrease of $1,336,094 or 24% from the net cash used in operating activities of $5,564,454 for the year ended December 31, 2015. The largest factors for the improvement include a lower overall cost structure in 2016 and delaying payment of certain accounts payable and other current liabilities (see related discussion below under Cash Requirements).

Net cash provided by investing activities for the year ended December 31, 2016 totaled $1,479,227, which represents the net proceeds from the sale of AzurRx Common Stock received during the period and proceeds from sale of equipment. Net cash used by investing activities for the year ended December 31, 2015 was $1,034,352, which is the net amount resulting from the sales and purchases of certain equipment.

Net cash provided by financing activities for the year ended December 31, 2016 was $2,821,496, which represents a decrease of $1,391,750 or 33% from the net cash provided by financing activities of $4,213,246 for the year ended December 31, 2015. During 2016, the net proceeds from the issuance of debt to third parties of $2,528,281 with net proceeds from the issuance of debt to third parties of $1,690,656 during the comparable period in 2015. However, net activity involving stockholder advances and debt was $963,600 higher during the year of 2015. During 2016 proceeds of 1,108,296 were received from the sale of Common Stock while 2015 included both proceeds of $575,042 and $1,112,303 from the sale of preferred stock and Common Stock, respectively. Additional information regarding the Company’s issuance of debt to third parties during the year ended December 31, 2016 can be found in Note 5 Long-term Debt in Part IV, Financial Statement Footnotes of this report. Additional information regarding activity involving stockholder advances and debt can be found in Note 4 Loans Payable to Stockholders in Part IV, Financial Statement Footnotes to Consolidated Financial Statements included in Part I, Item 1 of this report. As discussed below, the Company requires additional capital resources to fund future operations, service outstanding debt, and continue as a going concern.

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

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of convertible preferred stock and dividends, options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 185,501,000 and 77,317,249 at December 31, 2016 and 2015, respectively.

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

The Company conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, in light of the weaknesses in internal controls over financial reporting, described below, our Chief Executive Officer concluded that as of December 31, 2016, our disclosure controls and procedures were ineffective.

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

Our management, including our Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2016. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; (ii) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (iii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with our annual audit for the year ended December 31, 2016, management determined that controls as described above; constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

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

The aforementioned assumes that we are able to secure sufficient additional working capital. While certain aspects of these remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2017.

Item 9B. Other Information

No

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our executive officers and directors, their ages, their respective offices and positions and their respective dates of election or appointment.

Name	Age	Position	Officer/Director Since

Stephen Turner	71	Chief Executive Officer and Chairman of the Board	2001 *
David Halverson	50	President and Chief Business Officer	2016 *
Matthew Powell	41	Vice President, Research and Development	2011 *
Stanley Hostler	89	Secretary and Director	2006 *
Steven Antoline	60	Director	2010 *
Leonard Harris	80	Director	2003 *
Ed Roberson	71	Director	2009 *
Scott Segal	61	Director	2008 *
Maged Shenouda(1)	52	Director	2015
Patrick Gallagher(1)	52	Director	2015
Josiah T. Austin	69	Director	2013

*            Represents the date on which such person was appointed to the reference office of Protea Biosciences, Inc. Each such person was appointed to the identical position of the Company, effective September 2, 2011 upon the closing of the reverse merger in September 2011.

(1)	Appointed by the Board of Directors of the Company to serve as directors to fill existing vacancies on the Board of Directors. A unit purchase agreement among the Company and the investors in the Company’s winter 2014 – 2015 private placement offering provided that two (2) persons nominated by the placement agent for the offering would be appointed directors of the Company. Mr. Shenouda and Mr. Gallagher were appointed pursuant to this provision.

There are no family relationships among any of our executive officers and directors. None of our directors has during the past ten years been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Business Experience. The following biographical information is provided with respect to each of our executive officers and directors.

Stephen Turner is Chief Executive Officer and Chairman of the Board, positions he has held since founding the Company in August, 2001. From 1999 to 2001 he served as President and Chief Executive Officer of Quorum Sciences, Inc. From 1984 to 1997 he was President and Chief Executive Officer of Oncor, Inc. He founded Bethesda Research Laboratories, Inc., (“BRL”) in 1975 and served as its Chairman and Chief Executive Officer from 1975 to 1983, at which time BRL became the molecular biology division of Life Technologies, Inc. Prior to commencing his career in biotechnology, Mr. Turner held the position of Director of Marketing for the Clinical Microbiology Division of Becton, Dickinson & Co. He received his B.A. from Stanford University in 1967. In 1994 he received the Ernst & Young Entrepreneur of the Year Award in Life Sciences for the Washington, D.C. region. Mr. Turner was appointed to serve as a member of the Board of Directors because he is the founder of the Company and his deep knowledge of our products and market opportunity led the Board of Directors to determine that he should serve as a member of the Board of Directors.

David Halverson is President and Chief Business Officer since October 27, 2016.* Mr. Halverson, has worked with the Company since 2013 and prior to his appointment as President, Mr. Halverson served as the Vice President and Chief Business Officer of the Company. Mr. Halverson will continue to serve as Chief Business Officer of the Company. From 2006 to 2011 he served in several positions with Huntingdon Life Sciences including Head of European and U.S. sales. From 2001 to 2006 he served as a Director of Sales for PPD Discovery and Quintiles Preclinical Groups. From 1993 to 2001 he served as a Staff Scientist in the Drug Metabolism Group at Covance Laboratories. He graduated from Kemper Military Academy in 1987 and received a commission as 2LT in the US Army and served on active duty, Wisconsin National Guard, and Army Reserve through 2000. Mr. Halverson has in-depth knowledge of the Company’s product lines and a wealth of experience negotiating collaborations and contracts within analytical service based companies.

Matthew Powell, Ph.D. is Vice President, Research & Development and Chief Scientific Officer since 2006.* He received his Ph.D. in Analytical Chemistry from West Virginia University in 2005. Dr. Powell is considered by the Company to be an expert in the field of biological mass spectrometry and is an inventor of several proprietary bioanalytical technologies in development at the Company.

Stanley Hostler is Secretary and Director. He has been a Director of the Company since January 2006 and Vice President and Secretary since June 2006.* Mr. Hostler is an attorney with a career practice in the field of labor and employment law. From 2000 to 2010 he served as Special Assistant to the Governor of the State of West Virginia. From 2002 to 2004 he served as Counsel to the Prim Law Firm. From 2000 to 2010 he served on the West Virginia University Foundation Board of Directors, and from 1995 to 2010 on the Advisory Committee of the WVU School of Medicine. He is a graduate of the West Virginia University School of Law (1965). Mr. Hostler’s legal experience and business contacts and relationships with West Virginia University and the State of West Virginia have been an asset to the Company and led the Board of Directors to determine that he should serve as a director of the Company.

Steven Antoline joined the Company’s Board of Directors in April 2010.* He is a successful owner, developer and manager of coal and natural resource properties and inventor of new equipment for coal mining. From 1996 to 2006, he was President and owner of Superior Highwall Mining, Inc., which was sold to a partnership comprised of Lehman Bros. (60%) and Tennessee Valley Ventures (40%). Mr. Antoline was appointed to serve as a director of the Company because of his prior experience in the development and sale of companies, and in working with investment bankers.

Leonard Harris has been a member of the Company’s Board of Directors since April 2003.* Since 1977 he has been the founder and Chief Executive Officer of Southern Computer Consultants, Inc., a company located in Frederick, Maryland which provides products and services to the United States government and Fortune 500 corporations. Mr. Harris' extensive experience in technology-based corporate development, which provides support and guidance to the Company’s LAESI instrument platform, led the Board of Directors to determine that he should serve as a director of the Company.

Ed Roberson joined the Company’s Board of Directors in September 2009.* From August 2006 to June 2010 he served as Chairman of the Board of the Methodist Healthcare System. He received his M.B.A. in accounting in 1972 from the University of Georgia. From 2006 to 2011 he was President of Beacon Financial in Memphis, Tennessee, and from 2006 to 2007 President of Conwood LLC. He has been a Director of the Paragon National Bank from 2004 to present. From 1972 to 1992, Mr. Roberson was employed by KPMG, most recently as partner. Mr. Roberson’s experience, both as a Partner with KPMG and subsequently as a Chief Executive Officer, led the Board of Directors to determine that he should serve as a director of the Company.

Scott Segal joined the Company’s Board of Directors in February 2008.* He is a practicing attorney, specializing in the fields of personal injury, product liability and related matters, and is the President of the Segal Law Firm located in Charleston, West Virginia. He received his JD from the West Virginia University School of Law in 1981 and has been a member of the American Bar Association from 1981 to present. Mr. Segal has extensive relationships within the State of West Virginia and is considered by the Company to be an expert in several areas which may have use for the Company’s technology, including forensics and occupational health, which led the Board of Directors to determine that he should serve as a director of the Company.

Maged Shenouda joined the Company’s Board of Directors in April 2015. Mr. Shenouda has over 25 years of experience in the pharmaceutical and securities industries.  Most recently, Mr. Shenouda was the Head of Business Development and Licensing at Retrophin, Inc.  Prior to that, he served as the Head of East Coast Operations at Blueprint Life Science Group, a strategic investor relations consultancy.  Mr. Shenouda spent the bulk of his career as an equity analyst with senior level positions at Stifel Nicolaus, UBS and JP Morgan, covering a broad range of small and large cap biotechnology companies.  Mr. Shenouda started his sell-side career with Citigroup and Bear Stearns where his coverage universe focused on U.S and European pharmaceutical companies. Before entering Wall Street, Mr. Shenouda was a management consultant with PricewaterhouseCoopers’ Pharmaceutical Consulting practice and also spent time in pharmaceutical sales, having worked as a hospital representative and managed care specialist for Abbott Laboratories’ Pharmaceutical Products Division.  Mr. Shenouda earned a B.S. in pharmacy from St. John's University and is a registered pharmacist in New Jersey and California.  He also received an M.B.A. from Rutgers University Graduate School of Management.

Patrick Gallagher, joined the Company’s Board of Directors in April 2015. Mr. Gallagher is a CFA and accomplished Capital Markets executive, advisor and investor with a distinguished record of success in both the public and private markets with a focus on healthcare, agriculture and industrials.  He has over two decades of experience on Wall Street and extensive experience in alternative investments, research and marketing.  He is a Managing Director and Head of Institutional Sales for Laidlaw & Company (UK) Ltd., a healthcare focused investment bank.  Mr. Gallagher co-founded Black Diamond Research, LLC (“BDR”), an independent sell-side research firm specializing in healthcare and industrial investing, financing and operations, serving the institutional investing community at large.  As Chief Executive Officer of BDR, Mr. Gallagher oversaw institutional research and sales.  Prior, he held various sales positions at Kidder Peabody, PaineWebber, New Vernon Associates and Concept Capital.  Mr. Gallagher served as VP of Business Development and Investor Relations as well as a strategic consultant for Kinex Pharmaceuticals, a biotechnology firm focused on next-generation therapies in oncology and immunology.  He also serves as an advisor to CHD Biosciences, a novel antimicrobial company.  Mr. Gallagher sits on the board of directors for BioSig Technologies, Inc., a medical technology company that is developing a proprietary platform in the electrophysiology space.  Mr. Gallagher received his B.S. from the University of Vermont, his M.B.A. from Pennsylvania State University and is a CFA charter holder.

Josiah T. Austin joined the Company’s Board of Directors on January 28, 2013 and has served as the managing member of El Coronado Holdings, L.L.C., a privately owned investment holding company which invests in public and private companies. He and his family own and operate agricultural properties in the states of Arizona, Montana, and northern Sonora, Mexico through El Coronado Ranch & Cattle Company, L.L.C. and other entities. Mr. Austin previously served on the board of directors of Monterey Bay Bancorp of Watsonville, California, and is a prior board member of New York Bancorp, Inc., and North Fork Bancorporation. He has served as a director of Goodrich Petroleum, Inc. since April 2002 and was named to the board of directors of Novogen Limited in September 2010. Mr. Austin also serves as a trustee of the Cuenca Los Ojos Foundation Trust, a non-profit organization working to preserve and restore the biodiversity of the borderland region between the United States and Mexico through land protection, habitat restoration and wildlife reintroduction. Mr. Austin graduated from the University of Denver with a B.S. in Finance in 1971.

Corporate Governance

Board of Directors Meetings and Committees

During the year ended December 31, 2016, the Board of Directors met in person or by telephonic meetings four (4) times. During 2016, the Company audit committee (the “Audit Committee”) held four (4) meetings. During 2016, the Company compensation committee (the “Compensation Committee”) held four (4) meetings. During 2016, each member of the Board of Directors attended at least 50% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of all committees on which such director served.

It is anticipated that each member of the Board of Directors will attend the Company’s next annual meeting of stockholders. The Company does not have a formal policy with respect to directors’ attendance at the annual meeting of stockholders.

Board Leadership Structure and Role in Risk Oversight

In accordance with the Company’s Bylaws, the Board of Directors elects the Company Chairman of the Board of Directors and Chief Executive Officer. Each of these positions may be held by the same person or may be held by different people. Currently, these two offices are held by the same person. The Board of Directors believes that the Company and its stockholders are best served by having a policy that provides the Board of Directors the ability to select the most qualified and appropriate individual to lead the Board of Directors as Chairman of the Board of Directors.

Mr. Turner currently serves as Chairman of the Board of Directors and Chief Executive Officer and is expected to continue to serve in both capacities.

The Company is exposed to a number of risks that are inherent with every business. Such risks include, but are not limited to, financial and economic risks and legal and regulatory risks. While management is responsible for the day-to-day management of these risks, the Board of Directors, as a whole and through its committees, is responsible for the oversight of risk management. The Board of Directors is responsible for evaluating the adequacy of risk management processes and determining whether such processes are being implemented by management. The Board of Directors has delegated to the Audit Committee the primary role in carrying out risk oversight responsibilities. The Board of Directors has delegated to the Compensation Committee oversight of risks associated with the Company’s policies and practices relating to compensation.

Independent Directors

While the Company is not currently trading on the Nasdaq Capital Markets, it has relied upon the director independence standards set forth in the Nasdaq Capital Markets Rule 5605. Upon consideration of the criteria and requirements regarding director independence set forth in the Nasdaq Capital Markets Rule 5605, the Board of Directors has determined that other than Mr. Turner, our Chief Executive Officer, and Mr. Hostler, our Secretary, all of the other director nominees meet the Nasdaq Capital Markets independence standards.

Audit Committee

Ed Roberson, Leonard Harris and Maged Shenouda are each members of our Audit Committee. The Audit Committee’s function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audit of our financial statements. The Company does not currently have a financial expert serving on its audit committee at this time; provided however, Mr. Roberson, a current director, would be deemed a financial expert. In addition, the Company has engaged certain consultants in order to assist the Company in performing an evaluation of internal controls in accordance with Sarbanes-Oxley rules and regulations to identify control gaps and to recommend control improvement opportunities. Mr. Roberson, Mr. Shenouda and Mr. Harris would each be deemed independent in accordance with the Nasdaq Capital Markets Rule 5605(a)(2).

Compensation Committee

Maged Shenouda, Steve Antoline, Leonard Harris and Josiah Austin are the members of the Compensation Committee. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee will review, recommend and approve salaries and other compensation of the Company’s executive officers, and will administer the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). The Company has not adopted a compensation committee charter.

Nominating Committee

No nominating committee has been appointed. Nominations of directors are made by the Board of Directors. Our Board of Directors has not yet adopted procedures by which stockholders may recommend nominees to the Board of Directors. The Board of Directors is of the view that the present management structure does not warrant the appointment of a nominating committee.

Other Committees

The Board of Directors may establish additional standing or ad hoc committees from time to time.

Stockholder Communication with the Board of Directors

Correspondence from the Company’s stockholders to the Board of Directors or any individual director or officer should be sent to the Company’s Secretary. Correspondence addressed to either the Board of Directors as a body, or to any director individually, will be forwarded by the Company’s Secretary to the Chairman of the Board or to the individual director, as applicable. The Company’s Secretary will regularly provide to the Board of Directors a summary of all stockholder correspondence that the Secretary receives. This process has been approved by the Company’s Board of Directors.

All correspondence should be sent to Protea Biosciences Group, Inc., 1311 Pineview Drive, Suite 501, Morgantown, West Virginia 26505, Attention: Ms. Cynthia Price.

Insider Participation

Other than Stephen Turner, our Chairman of the Board and Chief Executive Officer, and Stanley Hostler, our corporate Secretary and a Director, all of our remaining directors are independent directors. All matters to be acted upon where potential conflicts exist between our executive officers and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the non-interested directors. During the year ended December 31, 2016, Mr. Turner did not participate in deliberations of the Company's Board of Directors concerning his compensation.

Code of Business Conduct and Ethics

The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities and Exchange Commission (“SEC”) and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code, and accountability for adherence to the code. The code of ethics applies to all directors, executive officers and employees of the Company. The Company will provide a copy of the code to any person without charge, upon request in writing to Protea Biosciences Group, Inc., 1311 Pineview Drive Suite 501, Morgantown, West Virginia 26505, Attention: Ms. Cynthia Price.

The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by filing them with the SEC on a Current Report on Form 8-K.

Item 11. Executive Compensation

The following table illustrates the compensation paid by Protea to its Chief Executive Officer, its three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and who earned in excess of $100,000. The Company refers to these individuals as the “Named Executive Officers.” We have an employment agreement with Stephen Turner, our Chief Executive Officer. We do not currently have employment agreements with David Halverson or Matthew Powell, although we may enter into such agreements in the future. The disclosure is provided for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Benefits ($) (1)	Option Award ($) (2)	Total ($)
Stephen Turner, Chief Executive	2016	240,000	-	20,116	-	260,116
Officer, President	2015	240,000	-	19,336	-	259,336

Matthew Powell, Vice President,	2016	180,000	-	17,820	5,930	203,750
R&D, CSO	2015	180,000	-	18,049	4,412	202,461

Gregory Kilby, Vice President,	2016	-	-	-	-	-
COO	2015	210,000	-	9,676	13,151	232,827

David Halverson, President,CBO	2016	240,000	-	19,694	24,506	284,200

(1)	Other benefits include living allowances, insurance benefits paid by company and cell phone reimbursement.
(2)	The amount included in the “Option Awards” column does not reflect compensation actually received by the Named Executive Officer but represents the compensation cost that we recognized in each year presented, determined in accordance with FASB ASC 718. The valuation assumptions used in determining such amounts are described in Note 8 Stock Options and Stock Based Compensation in Part IV, Financial Statement Footnotes to this Form 10-K for the fiscal year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards granted to our Named Executive Officers that were outstanding on December 31, 2016.

	Option Awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Options Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen Turner	250,000		-	-	$1.50	4/23/2020	-	-	-	-
	-		700,000	-	$0.55	2/27/2024	-	-	-	-
Matthew Powell	100,000		-	-	$1.25	1/19/2017	-	-	-	-
	40,000		-	-	$1.50	12/31/2019	-	-	-	-
	50,000	(1)	30,000	-	$0.55	4/1/2024	-	-	-	-
	15,625	(1)	234,375	-	$0.15	9/30/2026	-	-	-	-
David Halverson	81,250	(1)	18,750	-	$0.55	7/31/2023	-	-	-	-
	18,750	(1)	31,250	-	$0.53	4/1/2025	-	-	-	-
	46,875	(1)	103,125	-	$0.48	7/16/2025	-	-	-	-
	18,750	(1)	56,250	-	$0.25	12/18/2025	-	-	-	-
	28,125	(1)	421,875	-	$0.15	9/30/2026	-	-	-	-

(1)	Options vest in 25% increments over a four-year vesting schedule. Grant dates are ten years prior to expiration date.
(2)	Performance award will vest upon realization of certain measures as of 12/31/2016.

The Company has not granted stock awards to our Named Executive Officers that were outstanding on December 31, 2016.

Board Compensation

During the fiscal year ended December 31, 2016, our Board of Directors received the following compensation for their services as directors.

Name	Fees earned and paid in Common Stock (1)	Option Award	Other Compensation	Total
Stanley Hostler	$-	-	-	$-
Steven Antoline	$25,000	-	-	$25,000
Leo Harris	$25,000	-	-	$25,000
Ed Roberson	$30,000	-	-	$30,000
Scott Segal	$20,120	-	-	$20,120
Josiah Austin	$25,000	-	-	$25,000
Maged Shenouda	$25,000	-	-	$25,000
Patrick Gallagher	$20,000	-	-	$20,000

(1) Board compensation paid in Common Stock at $0.12 per share
(2) The amount included in the “Option Awards” column does not reflect compensation actually received by the Named Executive Officer but represents the compensation cost that we recognized in each year presented, determined in accordance with FASB ASC 718. The valuation assumptions used in determining such amounts are described in Note 8 in Part IV, Financial Statement Footnotes of this Form 10-K for the fiscal year ended December 31, 2016.

The following table provides information about equity awards granted to members of our Board of Directors in prior years that were outstanding on December 31, 2016.

	Number of Securities Underlying Unexercised Options			Options	Options
Name	Exercisable		Not Exercisable	Exercise Price ($)	Expiration Date
Stanley Hostler	100,000		-	$1.50	9/17/2020
	250,000		-	$0.55	3/22/2023
	16,000		-	$1.50	9/1/2017
	48,000		-	$1.50	12/31/2018
	48,000		-	$1.50	12/31/2019
	48,000		-	$1.50	12/31/2020
	36,000		-	$1.50	9/30/2021
	12,000		-	$2.00	12/31/2021
	44,000		-	$2.00	11/30/2022
	4,000		-	$0.50	12/31/2022
	48,000		-	$0.55	12/31/2023
	12,000		-	$0.55	3/31/2024
	66,667	(2)	-	$0.25	12/1/2025
Steven Antoline	100,000		-	$1.50	4/23/2020
	66,667	(2)	-	$0.25	12/1/2025
Leo Harris	100,000		-	$1.50	9/17/2020
	250,000		-	$0.55	3/22/2023
	66,667	(2)	-	$0.25	12/1/2025
Ed Roberson	100,000		-	$1.50	4/23/2020
	91,500	(1)	8,500	$0.55	1/1/2024
	66,667	(2)	-	$0.25	12/1/2025
Scott Segal	100,000		-	$1.50	5/30/2018
	250,000		-	$0.55	3/22/2023
	66,667	(2)	-	$0.25	12/1/2025
Josiah T. Austin	150,000	(1)	-	$0.55	1/28/2023
	66,667	(2)	-	$0.25	12/1/2025
Maged Shenouda	66,667	(2)	-	$0.25	12/1/2025
Patrick Gallagher	66,667	(2)	-	$0.25	12/1/2025

(1) Options vest in 33% increments over a three-year vesting schedule. Grant dates are ten years prior to expiration date.

(2) Options vest incrementally over a one-year vesting schedule. Grant dates are ten years prior to expiration date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2016, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our Common Stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2016. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 162,471,373 shares of Common Stock outstanding as December 31, 2016 and anti-dilution shares of 85,724,996 to be issued to various stockholders plus, for each individual, any securities that individual has the right to acquire within 60 days of December 31, 2016.

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

Title of Class: Common Stock

Name and Address of Beneficial Owner	Title	Beneficially Owned*		Percent of Class**
Officers and Directors
Stephen Turner	Chief Executive Officer and Chairman of the Board	4,215,524	(1)	1.69%
Stanley Hostler	Secretary and Director	10,060,887	(2)	4.00%
David Halverson	President and Chief Business Officer	193,750	(3)	*
Matthew Powell	Vice President, Research & Development, and Chief Science Officer	205,625	(4)	*
Steve Antoline	Director	19,975,247	(5)	7.76%
Leonard Harris	Director	4,281,624	(6)	1.72%
Ed Roberson	Director	920,883	(7)	*
Scott Segal	Director	3,550,816	(8)	1.43%
Josiah T. Austin	Director	9,822,884	(9)	3.88%
Patrick Gallagher	Director	313,334	(10)	*
Maged Shenouda	Director	375,000	(11)	*
Officers and Directors as a Group (total of 13 persons)		53,915,574		19.97%
5% Stockholders
El Coronado Holdings, LLC		26,716,126	(12)	10.59%
Summit Resources, Inc.		18,294,532	(13)	7.11%
Andreas Wawrla		18,105,556	(14)	10.77%

*	Represents ownership under 1%.

(1)	Includes 2,730,705 shares of Common Stock, 1,234,819 shares of Common Stock to be acquired upon the exercise of warrants and 250,000 shares of Common Stock to be acquired upon the exercise of stock options.

(2)	Includes 3,554,390 shares of Common Stock, 1,324,204 shares of Common Stock to be acquired upon the exercise of warrants and 732,667 shares of Common Stock to be acquired upon the exercise of stock options. Also includes 2,724,992 shares of Common Stock held by Mr. Hostler’s wife, Virginia Child and 1,465,088 shares of Common Stock to be acquired upon the exercise of warrants held by Mr. Hostler’s wife, Virginia Child. Also includes 148,312 shares of Common Stock and 111,234 shares of Common Stock to be acquired upon the exercise of warrants jointly held by Stanley Hostler and Virginia Child.

(3)	Includes 193,750 shares of Common Stock to be acquired upon the exercise of stock options.

(4)	Includes 205,625 shares of Common Stock to be acquired upon the exercise of stock options.

(5)

Includes 1,514,048 shares of Common Stock owned of record by the Wilderness Land Company, LLC. Also includes 6,733,550 shares of Common Stock, Anti-Dilution Common Stock to be issued 2,600,113 and 8,960,869 shares of Common Stock to be acquired upon the exercise of warrants owned of record by Summit Resources, Inc. As the trustee of the Wilderness Land Company, LLC and president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by the Wilderness Land Company and Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of Common Stock and the shares of Common Stock to be acquired upon the exercise of warrants held of record by the Wilderness Land Company, LLC and Summit Resources, Inc. Includes 166,667 shares of Common Stock to be acquired upon the exercise of stock options.

(6)	Includes 3,235,068 shares of Common Stock, 629,889 shares of Common Stock to be acquired upon the exercise of warrants and 416,667 shares of Common Stock to be acquired upon the exercise of stock options.

(7)	Includes 537,600 shares of Common Stock, 57,260 shares of Common Stock to be acquired upon the exercise of warrants and 258,167 shares of Common Stock to be acquired upon the exercise of stock options. Also includes 67,856 shares of Common Stock owned of record by Raymond James & Associates, Inc., an IRA account of Ed Roberson.

(8)	Includes 2,633,844 shares of Common Stock, 500,305 shares of Common Stock to be acquired upon the exercise of warrants and 416,667 shares of Common Stock to be acquired upon the exercise of stock options.

(9)	Includes 5,049,744 shares of Common Stock, 216,667 shares of Common Stock to be acquired upon the exercise of stock options, 3,966,908 shares to be acquired upon the exercise of warrants, and 589,565 shares of Common Stock upon the conversion of a convertible debenture

(10)	Includes 246,667 shares of Common Stock and 66,667 shares of Common Stock to be acquired upon the exercise of stock options.

(11)	Includes 308,333 shares of Common Stock and 66,667 shares of Common Stock to be acquired upon the exercise of stock options.

(12)	Includes 10,493,254 shares of Common Stock, Anti-Dilution Common Stock to be issued 12,255,964 and 3,966,908 shares of Common Stock to be acquired upon the exercise of warrants.

(13)

Includes 6,733,550 shares of Common Stock, Anti-Dilution Common Stock to be issued 2,600,113 and 8,960,869 shares of Common Stock to be acquired upon the exercise of warrants. As president of Summit Resources, Inc., Mr. Antoline has voting and dispositive control over any securities owned of record by Summit Resources, Inc. Therefore, he may be deemed to beneficially own the shares of Common Stock and the shares of Common Stock to be acquired upon the exercise of warrants held of record by Summit Resources, Inc.

(14)	Includes 10,605,550 shares of Common Stock and 7,500,000 shares of Common Stock to be acquired upon the exercise of warrants.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Executive officers, directors and more than 10% stockholders are required by regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2016 and written representations that no other reports were required, the Company believes that each of the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Steve Turner	None	None	None
David Halverson	None	None	None
Matthew Powell	None	None	None
Stanley Hostler	2	3	None
Scott Segal	2	4	None
Leonard Harris	1	2	None
Ed Roberson	2	4	None
Summit Resources, Inc.	5	6	None
Josiah T. Austin	6	8	None
Maged Shenouda	2	3	None
Patrick Gallagher	2	3	None

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions or series of transactions that occurred from January 1, 2014 through the date of this report (the “Period Reported”) between us and our executive officers, directors or the beneficial owners of 5% or more of our Common Stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise described under “Executive Compensation,” above, which information is incorporated herein by reference. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” above for information relating to outstanding options and warrants to purchase our Common Stock held by such persons, which information is incorporated herein by reference.

During 2014, the Company received advances equal to an aggregate of $265,000 from Stanley Hostler, a director of the Company. The Company has repaid $125,000 to Stanley Hostler. In 2015, the Company received advances equal to an aggregate of $725,000 from Stanley Hostler a director of the Company. The Company repaid $60,000 to Stanley Hostler. In 2016, the Company received advances equal to an aggregate of 514,775, which includes a promissory note of $255,000 that is to be repaid to United Bank. The Company has repaid $2,375 of the 2016 advances. On March 21, 2017, Mr. Hostler agreed to convert $957,400 of the indebtedness owed to him into 12,765,333 shares of Common Stock, 12,765,333 Class A Warrants and 12,765,333 Class B Warrants, containing identical terms to the Units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

On May 22, 2014 and October 10, 2014, the Company received advances equal to $30,000 from Steve and Nancy Turner, our Chief Executive Officer and director of the Company and his spouse. The Company has repaid $20,000 to Steve Turner. In 2015, the Company received additional advances equal to an aggregate of $57,500 from Steve and Nancy Turner of which $7,500 has been repaid. In 2016, the Company received advances equal to an aggregate of $27,664 of which $23,664 has been repaid. Subsequent to December 31, 2016, Mr. Turner had advanced the company $2,200.00

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit Resources, Inc., an affiliate of Steve Antoline, one of our directors. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of Common Stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. The outstanding balance, net of discount, was $1,074,773 as of December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015.

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

As of December 31, 2016, the outstanding balance owed to Summit was $1,000,000 or $916,667, net of discount.

In March 2017, Summit and Mr. Antoline agreed to convert all of the remaining indebtedness owed to it and him into 16,495,763 shares of Common Stock, 16,495,763 Class A Warrants and 16,495,763 Class B Warrants, containing identical terms to the Units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

On July 1, 2015, the Company received aggregate gross proceeds of $200,000 from Josiah T. Austin, a director of the Company, and issued a 10% Convertible Promissory Note due on December 31, 2015. The note is convertible into Common Stock at a conversion price of $0.33 per share. The Company also issued 90,910 shares of Common Stock as commitment fee to the director with a price per share of $0.33. As of the date of this report, the Company is in discussions with the related party regarding terms to pay all accrued unpaid interest in cash and convert the principal balance of the note to common stock.

In 2015, the Company received advances equal to an aggregate of $193,000 from Leo Harris a director of the Company. In 2016, the Company received advances equal to an aggregate of $35,000 from Mr. Harris. Subsequently, in March 2017 Mr. Harris advanced the Company $30,000.00. In March 2017, Mr. Harris agreed to convert all of the remaining indebtedness owed to him into 3,440,000 shares of Common Stock, 3,440,000 Class A Warrants and 3,440,000 Class B Warrants, containing identical terms to the Units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

In 2015, the Company received advances equal to an aggregate of $72,000 from Josiah Austin, a director of the Company. As of the date of this report, the Company is in discussions with the related party regarding terms to convert the principal balance of the note to common stock.

In 2015, the Company received an advance equal to $25,000 from Scott Segal, a director of the Company. Subsequently, in March 2017 Mr. Segal advanced the Company $50,000.00. In March 2017, Mr. Segal agreed to convert all of the indebtedness owed to him into 1,000,000 shares of Common Stock, 1,000,000 Class A Warrants and 1,000,000 Class B Warrants, containing identical terms to the Units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

In 2015, the Company received advances equal to an aggregate of $30,000 from Ed Roberson, a director of the Company. In March 2017, Mr. Roberson agreed to convert all of the remaining indebtedness owed to him into 400,000 shares of Common Stock, 400,000 Class A Warrants and 400,000 Class B Warrants, containing identical terms to the Units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 29, 2017.

Patrick Gallagher, one of our Directors, is a Managing Director and Head of Institutional Sales of Laidlaw & Co., an affiliate of the entity that acted as placement agent for the Company’s winter 2013, winter 2014, fall 2015 private placements and the Unit offering private placement conducted between November 2016 and March 29, 2017, for which the placement agent received cash fees aggregating $245,292 and warrants to purchase an aggregate of 7,279,321 shares of Common Stock at exercise price of $0.075, and was reimbursed for approximately $39,500 of expenses. The placement agent and its affiliates beneficially own shares of our Common Stock. See “Security Ownership of Certain Beneficial Owners and Management” and “Description of Securities—Warrants.” The placement agent and its affiliates may provide investment banking and other services to us in the future.

In March 2017, we issued to our legal counsel, CKR Law LLP a $308,439 convertible note due September 30, 2017, representing accrued and unpaid legal fees through December 31, 2016 and in connection with the preparation and filing of our recent proxy statement. Such note will, at the option of the holder, either be paid out of the net proceeds of any public offering of our Common Stock we consummate prior to the maturity date of such note, or be convertible into shares of our common stock at a price equal to 85% of the initial per share offering price of our Common Stock we may offer in connection with such public offering. We have agreed to register the shares of Common Stock issuable upon conversion of the note in the registration statement relating to such public offering.

On April 7, 2017, we received a loan of $1,750,000 from Summit Resources, Inc., one of our principal stockholders and an affiliate of Steve Antoline, one of our directors. The loaned amount includes $200,000 previously advanced by Summit and an additional $1,550,000 will be advanced to us from April 2017 through July 2017. We issued to Summit our senior secured promissory note in the principal amount of up to $1,750,000 that is payable in monthly installments over a period of 36 months.

Of the loan proceeds, $1,250,000 will be used to purchase the new state-of-the-art mass spectrometer we recently ordered and the balance of the loan will be used for working capital. We have agreed to apply 30% of the net proceeds (after commissions and offering expenses) we receive from any equity or equity type financing to reduce and prepay the $500,000 working capital portion of the loan. In addition, the entire loan is subject to mandatory prepayment in the event and to the extent that we receive gross proceeds of $5,000,000 or more from any subsequent public offering of our securities.

Commencing 30 days after installation of the instrument we will pay monthly installments of principal and accrued interest in the amount equal to the greater of (a) $62,030.86 (representing 36 monthly installments of principal and accrued interest at the rate of 15% per annum), or (b) 20% of the cash proceeds we receive from customers who request services from the Company using the new mass spectrometer equipment. We also agreed to establish a special lock box to deposit cash proceeds we receive from use of such equipment.

The Note is convertible into shares of our Common Stock, at the option of the holder at a conversion price equal to the lower of $0.075 per share (as adjusted by the contemplated the reverse stock split), or (b) 85% of the offering price per share of the Common Stock in any subsequent public offering of our Common Stock.

The loan is secured by a first lien and security interest on all of our assets and properties, including the purchased equipment and all purchase orders we receive in connection therewith.

In consideration for the loan we issued to Summit a 7 year warrant to purchase 20,000,000 shares of our Common Stock at an exercise price of $0.075 per share.

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

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Schneider Downs & Co, Inc. (“Schneider Downs”) during the fiscal year ended December 31, 2016 and 2015 (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed by Schneider Downs for such professional services rendered for the audit of our annual financial statements were $130,000 for the year ended December 31, 2016 and $107,000 for the year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed by Schneider Downs for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the years ended December 31, 2016 and 2015.

Tax Fees

The aggregate fees billed by Schneider Downs for such professional services for tax compliance, tax advice, and tax planning were $9,479 for the year ended December 31, 2016 and $7,350 for December 31, 2015.

All Other Fees

All other fees consist of fees for other miscellaneous items. The aggregate fees billed by Schneider Downs for such professional services were $58,091 in 2016 and $23,207 in 2015.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description	Exhibit Location

2.1	Merger Agreement by and among Protea Biosciences, Inc., SRKP 5, Inc., and SRKP 5 Acquisition Corp. Inc.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

3.1	Certificate of Incorporation.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.2	Bylaws.	Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005 and incorporated herein by this reference.

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of the State of Delaware on September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

3.4	Certificate of Amendment to Certificate of Incorporation.	Form 8-K filed with the Securities and Exchange Commission on June 24, 2013 and incorporated herein by this reference.

3.5	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.	Form 8-K filed with the Securities and Exchange Commission on November 5, 2014 and incorporated herein by this reference.

3.6	Certificate of Amendment to Certificate of Incorporation, filed with the Office of Secretary of State of the State of Delaware on July 1, 2015.	Form 8-K filed with the Securities and Exchange Commission on July 8, 2015 and incorporated herein by this reference.

3.7	Amended and Restated Bylaws	Form S-1/A filed with the Securities and Exchange Commission on June 22, 2016 and amended and restated on July 14, 2016 and July 15, 2016. Further amended and restated on Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2016 and incorporated herein by this reference.

3.8	Second Amended & Restated Bylaws	Form 10-Q/A filed with the Securities and Exchange Commission on August 18, 2016 and incorporated herein by this reference.

3.9	Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on October 24, 2016	Form 8-K filed with the Securities and Exchange Commission on October 25, 2016 and incorporated herein by this reference.

4.1	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of convertible debentures.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.2	Form of Warrant issued by Protea Biosciences, Inc. in connection with sale of Class A Common Stock.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.3	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.4	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.5	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.6	Promissory Note issued by Protea Biosciences, Inc. to West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.7	Commercial Promissory Note between Protea Biosciences, Inc. and United Bank (formerly Centra Bank, Inc.), dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

4.8	Form of Promissory Note issued by Protea Biosciences, Inc. in connection with the sale of promissory notes.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.9	Form of Warrant issued by Protea Biosciences, Inc. in connection with the sale of promissory notes.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.10	Form of Convertible Promissory Note issued by Protea Biosciences, Inc. in connection with the sale of convertible promissory notes.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.11	Form of Warrant issued to El Coronado Holdings, LLC.	Form 8-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by this reference.

4.12	Warrant to purchase Common Stock of the Company issued to Summit Resources, Inc. in connection with Warrant and Reimbursement Agreement.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.13	Form of Placement Agent Warrant issued in connection with the Fall 2012 Offering.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.14	Form of Warrants to purchase Common Stock issued in connection with the Spring 2013 Direct Issuances.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

4.15	Form of Promissory Note for $1,500,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.16	Form of Warrant for $1,500,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.17	Form of Convertible Promissory Note for $2,000,000 Offering.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

4.18	Form of Warrant issued to the Representative of several underwriters.	Form S-1/A filed with the Securities and Exchange Commission on June 22, 2016 and July 14, 2016 and July 15, 2016 and incorporated herein by this reference.

10.1	Share Cancellation Agreement dated as of September 2, 2011 by and between the registrant and the Persons signatory thereto.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.2	Amended and Restated Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated February 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.3	Second Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated January 14, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.4	Third Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated April 27, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.5	Fourth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated June 21, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.6	Fifth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated September 10, 2012.	Form 10-K filed with the Securities and Exchange Commission on February 13, 2015 and incorporated herein by this reference.

10.7	Sixth Amendment to Exclusive License Agreement between George Washington University and Protea Biosciences, Inc., dated July 30, 2013.	Form 10-K filed with the Securities and Exchange Commission on February 13, 2015 and incorporated herein by this reference.

10.8	Exclusive License Agreement between Johns Hopkins University and Protea Biosciences, Inc., dated June 9, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.9	Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated September 19, 2001.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.10	Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated December 21, 2005.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.11	1st Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated March 8, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.12	2nd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated November 20, 2006.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.13	3rd Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated April 11, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.14	4th Amendment of Exclusive License Agreement between West Virginia University and Protea Biosciences, Inc., dated January 24, 2008.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.15	Joint Research and Development Agreement between Laboratories Mayoly Spindler SAS, Protea Biosciences, Inc. and Proteabio Europe SAS, dated March 22, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.16	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.17	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.18	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.19	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.20	Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated August 3, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.21	Loan Agreement between West Virginia Economic Development Authority and Protea Biosciences, Inc., dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.22	Security Agreement between Protea Biosciences, Inc. and West Virginia Economic Development Authority, dated October 21, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.23	Loan Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.24	Intercreditor Agreement between West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, West Virginia Economic Development Authority and Protea Biosciences, Inc., dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.25	Amended and Restated Security Agreement between Protea Biosciences, Inc. and West Virginia Water Development Authority, acting by and on behalf of the West Virginia Infrastructure and Jobs Development Council, dated December 10, 2010.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.26	Commercial Loan Agreement between United Bank (formerly Centra Bank, Inc.) and Protea Biosciences, Inc., dated August 27, 2009.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.27	First Amendment to Exclusive Option Agreement between West Virginia University and Protea Biosciences, Inc., dated December 11, 2002.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.28	Equipment Lease Agreement between Monogalia County Development Authority and Protea Biosciences, Inc., dated March 12, 2007.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.29	Form of Convertible Promissory Notes, dated December 20, 2011.	Form 8-K filed with the Securities and Exchange Commission on December 28, 2011 and amended on April 16, 2012 and incorporated herein by this reference.

10.30	Share Cancellation Agreement dated as of September 2, 2011.	Form 8-K filed with the Securities and Exchange Commission on September 9, 2011 and amended on November 14, 2011 and incorporated herein by this reference.

10.31	Lease Agreement, dated January 25, 2012, by and between Protea Biosciences, Inc. and White Birch Properties LLC.	Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and incorporated herein by this reference.

10.32	Form of Convertible Promissory Notes, dated as of April 16, 2012, issued to directors and certain related parties*.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.1 and amended on June 15, 2012 and incorporated herein by this reference.

10.33	10% Convertible Debenture, dated as of April 18, 2012, issued to the West Virginia Jobs Investment Trust Board.	Form 8-K filed with the Securities and Exchange Commission on April 20, 2012 as Exhibit 10.2 and amended on October 31, 2012 and incorporated herein by this reference.

10.34	Secured Convertible Note and Investment Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.35	Security Agreement, dated as of May 24, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.36	Loan Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.37	Promissory Note, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.38	Security Agreement, dated as of June 11, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.39	Guaranty, dated as of May 22, 2012, issued to the West Virginia High Technology Consortium Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.40	Guaranty, dated as of June 6, 2012, issued to the West Virginia Economic Development Authority Foundation.	Form 8-K filed with the Securities and Exchange Commission on June 15, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.41	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.1 and amended on September 25, 2012 and incorporated herein by this reference.

10.42	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.2 and amended on September 25, 2012 and incorporated herein by this reference.

10.43	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.3 and amended on September 25, 2012 and incorporated herein by this reference.

10.44	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Scott Segal with respect to the April Note by and between the Company and Scott Segal.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.4 and amended on September 25, 2012 and incorporated herein by this reference.

10.45	Convertible Promissory Note Addendum, dated as of June 15, 2012, executed by Stanley Hostler with respect to the April Note by and between the Company and Stanley Hostler.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.5 and amended on September 25, 2012 and incorporated herein by this reference.

10.46	Convertible Promissory Note Addendum, dated as of June 18, 2012, executed by Virginia Child with respect to the April Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.6 and amended on September 25, 2012 and incorporated herein by this reference.

10.47	Convertible Promissory Note Addendum, dated as of June 22, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.48	Convertible Promissory Note Addendum, dated as of July 2, 2012, executed by Leonard Harris with respect to the April Note by and between the Company and Leonard Harris.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.8 and amended on September 25, 2012 and incorporated herein by this reference.

10.49	Letter Agreement, dated June 18, 2012, by and between the Company and the WVJITB.	Form 8-K filed with the Securities and Exchange Commission on July 16, 2012 as Exhibit 10.7 and amended on September 25, 2012 and incorporated herein by this reference.

10.50	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Stanley Hostler with respect to the December Note by and between the Company and Stanley Hostler.	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.51	Convertible Promissory Note Addendum, dated as of September 25, 2012, executed by Summit Resources, Inc. with respect to the December Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on October 4, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.52	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Summit Resources, Inc. with respect to the April Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.53	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Scott S. Segal with respect to the April Note by and between the Company and Scott S. Segal.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.54	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Stanley M. Hostler with respect to the April Note by and between the Company and Stanley M. Hostler.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.55	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Virginia E. Child with respect to the April Note by and between the Company and Virginia E. Child.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.56	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Nancy Turner with respect to the April Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.57	Convertible Promissory Note Addendum, dated as of October 31, 2012, executed by Leonard P. Harris with respect to the April Note by and between the Company and Leonard P. Harris.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.58	Letter Agreement, dated as of October 31, 2012, executed by the Company and WVJITB.	Form 8-K filed with the Securities and Exchange Commission on November 7, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.59	Form of Convertible Promissory Notes, dated as of November 30, 2012, issued to directors and certain related parties.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.1 and incorporated herein by this reference.

10.60	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley M. Hostler with respect to the September Note by and between the Company and Stanley M. Hostler.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.2 and incorporated herein by this reference.

10.61	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Scott Segal with respect to the September Note by and between the Company and Scott Segal.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.3 and incorporated herein by this reference.

10.62	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Leo Harris with respect to the September Note by and between the Company and Leo Harris.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.4 and incorporated herein by this reference.

10.63	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Virginia Child with respect to the September Note by and between the Company and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.5 and incorporated herein by this reference.

10.64	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Summit Resources, Inc. with respect to the September Note by and between the Company and Summit Resources, Inc.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.6 and incorporated herein by this reference.

10.65	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Ed Roberson with respect to the September Note by and between the Company and Ed Roberson.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.7 and incorporated herein by this reference.

10.66	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stanley Hostler and Virginia Child with respect to the September Note by and between the Company, Stanley Hostler and Virginia Child.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.8 and incorporated herein by this reference.

10.67	Convertible Promissory Note Addendum, dated as of November 30, 2012, executed by Stephen Turner with respect to the September Note by and between the Company and Stephen Turner.	Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 as Exhibit 10.9 and incorporated herein by this reference.

10.68	Convertible Promissory Note Due April 1, 2013, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the note by and between the Company and El Coronado Holdings, LLC.	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.69	Warrant to Purchase Common Stock, executed by Josiah T. Austin, Managing Member of El Coronado Holdings, LLC with respect to the warrant by and between the Company and El Coronado Holdings, LLC.	Form 8-K filed with the Securities and Exchange Commission on January 9, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.70	Securities Purchase Agreement, dated as of March 21, 2013 by and between the Company and El Coronado Holdings, LLC.	Form 8-K filed with the Securities and Exchange Commission on January 24, 2013 as Exhibit 10.1 and incorporated herein by this reference.

10.71	Warrant and Reimbursement Agreement, dated March 6, 2013 by and between the Company and Steve Antoline.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.72	2013 Equity Incentive Plan.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.73	Form of Securities Purchase Agreement by and between the Company and investors in the Spring 2013 Direct Issuances.	Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 and incorporated herein by this reference.

10.74	Form of Conversion Agreement.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.75	Form of Conversion Warrant.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.76	Form of Bridge Note Purchase Agreement.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.77	Form of Bridge Note.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.78	Form of Bridge Noteholder Warrant.	Form 8-K filed with the Securities and Exchange Commission on July 23, 2013 and incorporated herein by this reference.

10.79	Convertible Promissory Note Addendum, dated as of August 6, 2013, executed by Nancy Turner with respect to the September 2012 Note by and between the Company and Nancy Turner.	Form 8-K filed with the Securities and Exchange Commission on August 12, 2013 and incorporated herein by this reference.

10.80	Form of Related Party Advance Note Purchase Agreement.	Form 8-K filed with the Securities and Exchange Commission on October 30, 2013 and incorporated herein by this reference.

10.81	Form of Related Party Advance Note.	Form 8-K filed with the Securities and Exchange Commission on October 30, 2013 and incorporated herein by this reference.

10.82	Patent License Agreement between the Company and George Washington University.	Form 10-K filed with the Securities and Exchange Commission on March 27, 2013 and incorporated herein by this reference.

10.83	Memorandum of Understanding, dated March 19, 2014, by and between the Company and BioPharma d’Azur, Inc.	Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 and incorporated herein by this reference.

10.84	Option Agreement, dated March 27, 2014, by and between the Company, ProteaBio Europe SAS and BioPharma d’Azur, Inc.	Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014 and incorporated herein by this reference.

10.85	Stock Purchase and Sale Agreement, dated May 21, 2014, by and among the Company, Protea Biosciences, Inc., ProteaBio Europe SAS, and AzurRx BioPharma, Inc.	Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014 and incorporated herein by this reference.

10.86	Form of Unit Purchase Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering.	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.87	Form of Registration Rights Agreement among Protea Biosciences Group, Inc., and investors in the Company’s winter 2014-2015 private placement offering.	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.88	Form of Warrant issued to investors in the Company’s winter 2014-2015 private placement offering.	Form 10-K filed with the Securities and Exchange Commission on February 13, 2015.

10.89	Form of Employment Agreement with Stephen Turner.	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.90	Form of Subscription Agreement among Protea Biosciences Group, Inc. and an investor for a 20% Original Issue Discount Unsecured Convertible Debenture, dated May 22, 2015.	Form 8-K filed with the Securities and Exchange Commission on May 29, 2015 and incorporated herein by reference.

10.91	Form of 20% Original Issue Discount Unsecured Convertible Debenture issued to an investor, dated May 22, 2015.	Form 8-K filed with the Securities and Exchange Commission on May 29, 2015 and incorporated herein by reference.

10.92	Form of Warrant issued to an investor, dated May 22, 2015.	Form 8-K filed with the Securities and Exchange Commission on May 29, 2015 and incorporated herein by reference.

10.93	Form of Unit Purchase Agreement among Protea Biosciences Group, Inc., and investors in the Company’s summer/fall 2015 private placement offering.	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.94	Form of Subscription Agreement among Protea Biosciences Group, Inc., and investors in the Company’s summer/fall 2015 private placement offering.	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.95	Form of Registration Rights Agreement among Protea Biosciences Group, Inc., and investors in the Company’s summer/fall 2015 private placement offering.	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.96	Form of Lock-Up Agreement among Protea Biosciences Group, Inc. and certain directors, officers and key employees in connection with the Company’s summer/fall 2015 private placement offering.	Form 10-k filed with the Securities and Exchange Commission on March 16, 2016 and incorporated herein by reference.

10.97	Form of Warrant issued to investors in the Company’s summer/fall 2015 private placement offering.	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.98	Form of Warrant issued to placement agents in the Company’s summer/fall 2015 private placement offering.	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.99	Form of Securities Purchase Agreement by and between Protea Biosciences Group, Inc. and the investor in the Company’s March 2016 bridge offering.	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.100	Form of Convertible Promissory Note issued to the investor in the Company’s March 2016 bridge offering.	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.101	Form of Warrant issued to the investor in the Company’s March 2016 bridge offering.	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.102	Share Purchase Agreement by and between Protea Biosciences Group, Inc. and vivoPharm PTLY LTD dated March 31, 2015.	Form 8-K filed with the Securities and Exchange Commission on April 6, 2015 and incorporated herein by reference.

10.103	Amendment No. 1 to Share Purchase Agreement by and between Protea Biosciences Group, Inc. and vivoPharm PTLY LTD dated June 4, 2015.	Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015 and incorporated herein by reference.

10.104	Amendment No. 2 to Share Purchase Agreement by and between Protea Biosciences Group, Inc. and vivoPharm PTLY LTD dated August 7, 2015.	Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 and incorporated herein by reference.

10.105	Form of Securities Purchase Agreement among the Company and the Investor.	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.106	Placement Agent Warrant, dated March 2, 2016.	Filed herewith.

10.107	Form of 30% Original Issue Discount Unsecured Convertible Note.	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.108	Form of Investor Warrant.	Form 8-K filed with the Securities and Exchange Commission on March 10, 2016 and incorporated herein by reference.

10.109	Loan Modification and Warrant Issue Agreement dated December 30, 2015 by and between Protea Bioscience Group, Inc. and West Virginia Jobs Investment Trust Board.	Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016 and incorporated herein by reference.

10.110	Warrant to Purchase Common Stock granted to West Virginia Jobs Investment Trust Board on February 3, 2016.	Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016 and incorporated herein by reference.

10.111	Loan Modification and Warrant Issue Agreement dated March 31, 2016 by and between Protea Biosciences Group, Inc. and West Virginia Jobs Investment Trust Board.	Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016 and incorporated herein by reference.

10.112	Media Advertising Agreement by and between Al & J Media Inc., and Protea Biosciences Group, Inc., dated as of March 16, 2016.	Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016 and incorporated herein by reference.

10.113	Form of Placement Agent Warrant issued to Laidlaw in connection with financing by St. George Investments LLC.	Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016 and incorporated herein by reference.

10.114	Revised Media Advertising Agreement by and between Al & J Media Inc., and Protea Biosciences Group, Inc., dated as of July 1, 2016.	Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016 and incorporated herein by reference.

10.115	Form of Subscription Agreement between the Company and each purchaser of Debentures.	Form 8-K filed with the Securities and Exchange Commission on August 12, 2016 and incorporated herein by reference.

10.116	Form of 20% Original Issue Discount Unsecured Convertible Debenture.	Form 8-K filed with the Securities and Exchange Commission on August 12, 2016 and incorporated herein by reference.

10.117	Form of Investor Warrant.	Form 8-K filed with the Securities and Exchange Commission on August 12, 2016 and incorporated herein by reference.

10.118	Form of Placement Agent Warrant.	Form 8-K filed with the Securities and Exchange Commission on August 12, 2016 and incorporated herein by reference.

10.119	Exclusive License Agreement by and between Yale University and Protea Biosciences Group, Inc. dated April 12, 2016.	Form S-1/A filed with the Securities and Exchange Commission on June 22, 2016 and amended on July 14, 2016 and July 15, 2016 and incorporated herein by this reference.

10.120	Letter dated June 20, 2016 between United Bank and Protea Biosciences Group, Inc. extending the maturity date under the line of credit to July 12, 2018.	Form S-1/A filed with the Securities and Exchange Commission on June 22, 2016 and amended on July 14, 2016 and July 15, 2016 and incorporated herein by this reference.

10.121	Form of Note Purchase Agreement.	Form 8-K filed with the Securities and Exchange Commission on September 14, 2016 and incorporated herein by reference.

10.122	Form of 10% Original Issue Discount Secured Promissory Note.	Form 8-K filed with the Securities and Exchange Commission on September 14, 2016 and incorporated herein by reference.

10.123	Form of Security Agreement between the Company and the Secured Party.	Form 8-K filed with the Securities and Exchange Commission on September 14, 2016 and incorporated herein by reference.

10.124	Form of Guaranty.	Form 8-K filed with the Securities and Exchange Commission on September 14, 2016 and incorporated herein by reference.

10.125	Form of Exchange Agreement by and among the Company and each purchaser of Second and Third Quarter 2016 Convertible Debentures.	Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016 and incorporated herein by reference.

10.126	Form of Subscription Agreement between the Company and each purchaser of the September 2016 20% OID Note.	Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016 and incorporated herein by reference.

10.127	Form of Exchange Note (see 10.125).

10.128	Form of 20% Original Issued Discount Unsecured Convertible Note.	Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016 and incorporated herein by reference.

10.129	Form of Exchange Warrant (see 10.127).

10.130	Form of Investor Warrant.	Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016 and incorporated herein by reference.

10.131	Form of Placement Agent Warrant.	Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016 and incorporated herein by reference.

10.132	Form of Subscription Agreement between the Company and each purchaser in the Fall 2016 Offering.	Form 8-K filed with the Securities and Exchange Commission on November 9, 2016 and incorporated herein by reference.

10.133	Form of Registration Rights Agreement and each purchaser in the Fall 2016 Offering.	Form 8-K filed with the Securities and Exchange Commission on November 9, 2016 and incorporated herein by reference.

10.134	Form of Class A Warrant.	Form 8-K filed with the Securities and Exchange Commission on November 9, 2016 and incorporated herein by reference.

10.135	Form of Class B Warrant.	Form 8-K filed with the Securities and Exchange Commission on November 9, 2016 and incorporated herein by reference.

10.136	Form Placement Agent of Warrant.	Form 8-K filed with the Securities and Exchange Commission on November 9, 2016 and incorporated herein by reference.

10.137	Form of Debt Conversion Agreements executed between Protea Biosciences Group, Inc. and certain of its Officers and Directors.	Filed herewith.

10.138	Form of accounts payable conversion agreement between Protea Biosciences Group, Inc. and CKR Law LLP.	Filed herewith.

10.139	Form of Promissory Note to CKR Law, LLP (see 10.138).

10.140	Form of Class B Exchange Warrant.	Filed herewith.

10.141	Form of 20% Restated OID Note.	Filed herewith.

10.142	Form of Exchange Agreement between Protea Biosciences Group, Inc., and the 2013 Offering Investors.	Filed herewith.

10.143	Form of Exchange Agreement between Protea Biosciences Group, Inc., and the 2016-2017 Offering Investors.	Filed herewith.

10.144	Form of OID Debenture Exchange Agreement.	Filed herewith.

14.1	Code of Ethics.	Form 10-KSB, as filed with the Securities and Exchange Commission on March 7, 2008 and amended and restated on July 14, 2016 and July 15, 2016 and incorporated herein by this reference.

21.1	List of Subsidiaries.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith. This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

EX-101.INS	XBRL Instance Document.	Filed herewith.

EX-101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2017	PROTEA BIOSCIENCES GROUP, INC.

	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2017	/s/ Stephen Turner
Stephen Turner, Chief Executive Officer and Director

Date: April 13, 2017	/s/ Steven Antoline
Steven Antoline
Director

Date: April 13, 2017	/s/ Leonard Harris
Leonard Harris
Director

Date: April 13, 2017	/s/ Stanley Hostler
Stanley Hostler
Director

Date: April 13, 2017	/s/ Ed Roberson
Ed Roberson
Director

Date: April 13, 2017	/s/ Scott Segal
Scott Segal
Director

Date: April 13, 2017	/s/ Josiah T. Austin
Josiah T. Austin
Director

Date: April 13, 2017	/s/ Patrick Gallagher
Patrick Gallagher
Director

Date: April 13, 2017	/s/ Maged Shenouda
Maged Shenouda
Director

PROTEA BIOSCIENCES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Protea Biosciences Group, Inc.

We have audited the accompanying consolidated balance sheets of Protea Biosciences Group, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protea Biosciences Group, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements the Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses and its liabilities exceed its assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHNEIDER DOWNS & CO., INC.

Pittsburgh, Pennsylvania

April 14, 2017

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

See Accompanying Notes to Financial Statements

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$78,720	$6,450
Accounts receivable, less allowance for doubtful accounts	436,933	195,823
of $7,000 and $3,900 as of December 31, 2016 and December 31, 2015, respectively
Inventory	92,244	111,087
Prepaid expenses	121,027	98,231
Total current assets	728,924	411,591
Property and equipment, net	2,466,125	2,626,907
Other noncurrent assets	19,041	5,248
Total Assets	$3,214,090	$3,043,746
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current maturities on short and long-term debt, net of discount	$4,012,149	$1,323,594
Accounts payable	1,796,416	1,338,367
Bank line of credit	3,000,000	3,000,000
Obligations to stockholders, net of discount	3,087,956	2,574,500
Derivative liabilities	3,097,921	962,401
Other payables and accrued expenses	556,047	391,308
Total current liabilities	$15,550,489	$9,590,170

Long-term debt - net of current portion	1,769,355	1,726,158
Stockholders' Equity:
Preferred stock ($.0001 par value; 10,000,000 shares authorized; none are issued or outstanding at both December 31, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value; 500,000,000 shares authorized; 162,471,373 and 133,146,250 shares issued and outstanding at December 31, 2016 and December 31, 2015)	16,247	13,315
Additional paid in capital	81,123,483	71,311,572
Accumulated deficit	(95,245,530)	(79,597,608)
Accumulated other comprehensive income (loss)	46	139
Total Stockholders' Deficit	(14,105,754)	(8,272,582)
Total Liabilities and Stockholders' Deficit	$3,214,090	$3,043,746

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Operations and Total Comprehensive Loss

See Accompanying Notes to Financial Statements

	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015

Gross revenue	$2,446,795	$1,861,802
Cost of revenue	(1,705,763)	(740,834)
Gross profit	741,032	1,120,968

Selling, general, administrative expenses	(5,631,978)	(6,923,228)
Research and development expense	(602,273)	(1,337,883)
Loss from operations	(5,493,219)	(7,140,143)

Other income (expense):
Gain on sale of equity method investment	1,502,100	910,000
Gain (losses) from disposal of assets	(10,521)	(42,506)
Gain from insurance recovery	45,952	-
Impairment Loss	(122,894)	-
Interest expense	(1,968,138)	(1,617,028)
Debt conversion inducement cost	-	(60,419)
Change in fair value of derivative	(9,602,437)	(1,631,586)
Other income and currency exchange income (expense)	1,235	7,248
Total other income (expense)	(10,154,703)	(2,434,291)

Loss before income taxes	(15,647,922)	(9,574,434)
Income taxes	-	-

Net loss	(15,647,922)	(9,574,434)
Foreign currency translation adjustment	(93)	429
Total comprehensive loss	$(15,648,015)	$(9,574,005)

Net loss per share - basic and diluted	$(0.12)	$(0.09)
Weighted average number of shares outstanding - basic and diluted	136,058,595	109,699,034

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

See Accompanying Notes to Financial Statements

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders'
	Par Value $.0001		Par Value $.0001		Paid in Capital	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Income (Loss)	(Deficit)
December 31, 2014	3,337,725	$334	66,588,600	$6,659	$64,305,743	$(69,867,118)	$(290)	$(5,554,672)

Issuance of preferred stock, net issuance costs of $345,143	370,050	37	-	-	394,920	-	-	394,957
Issuance of Common Stock, net issuance costs of $310,197	-	-	5,690,000	569	1,111,734	-	-	1,112,303
Stock dividend declared on preferred stock	78,040	8	-	-	156,048	(156,056)		-
Issuance of stock upon conversion of convertible debentures, net of issuance costs of $309,345	-	-	13,051,058	1,305	2,952,115	-	-	2,953,420
Issuance of stock for services	-	-	2,005,430	201	544,429	-	-	544,630
Issuance of stock under anti-dilution provision	-	-	15,524,642	1,552	943,899	-	-	945,451
Conversion of preferred stock to Common Stock	(3,785,815)	(379)	30,286,520	3,029	(2,650)	-	-	-
Stock-based compensation expense	-	-	-	-	267,638	-	-	267,638
Stock warrants issued for services and debt	-	-	-	-	517,843	-	-	517,843
Stock warrants issued as part of debt conversion inducement cost	-	-	-	-	60,419	-	-	60,419
Stock warrants issued to placement agent	-	-	-	-	175,694	-	-	175,694
Recognition of derivative liability	-	-	-	-	(116,260)	-	-	(116,260)
Net loss	-	-	-	-	-	(9,574,434)	-	(9,574,434)
Foreign currency translation adjustment	-	-	-	-	-	-	429	429
December 31, 2015	-	$-	133,146,250	$13,315	$71,311,572	$(79,597,608)	$139	$(8,272,582)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

See Accompanying Notes to Financial Statements

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders’
	Par Value $.0001		Par Value $.0001		Paid in Capital	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Income (Loss)	(Deficit)
December 31, 2015	-	-	133,146,250	$13,315	$71,311,572	$(79,597,608)	$139	$(8,272,582)

Issuance of Common Stock, net issuance costs of $299,134	-	-	18,765,730	1,877	1,106,419	-	-	1,108,296
Issuance of stock upon conversion of accrued interest	-	-	371,364	37	92,804	-	-	92,841
Issuance of stock for services	-	-	3,567,666	356	467,264	-	-	467,620
Issuance of stock for short-term convertible note	-	-	108,696	11	27,163	-	-	27,174
Issuance of stock upon conversion of related party debt	-	-	66,667	6	4,994	-	-	5,000
Issuance of stock under anti-dilution provisions	-	-	-	-	6,429,375	-	-	6,429,375
Stock warrants exercised (cashless)	-	-	6,445,000	645	(645)	-	-	-
Stock warrants issued for services and debt	-	-	-	-	60,280	-	-	60,280
Warrants issued with short-term convertible notes	-	-	-	-	280,043	-	-	280,043
Stock warrants issued to placement agent	-	-	-	-	63,707	-	-	63,707
Anti-dilution warrant shares issued	-	-	-	-	1,044,420	-	-	1,044,420
Stock-based compensation expense	-	-	-	-	236,087	-	-	236,087
Net loss	-	-	-	-	-	(15,647,922)	-	(15,647,922)
Foreign currency translation adjustment	-	-	-	-	-	-	(93)	(93)
December 31, 2016	-	-	162,471,373	$16,247	$81,123,483	$(95,245,530)	$46	$(14,105,754)

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

See Accompanying Notes to Financial Statements

	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,647,922)	$(9,574,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	678,538	686,820
Impairment loss	122,894	-
Stock-based compensation expense	236,087	267,638
Issuance of Common Stock and warrants for services	527,900	609,103
Issuance of preferred and Common Stock for accrued interest	-	394,174
Accretion of original issue discount on short-term convertible note	639,215	500,000
Accretion of debt issue costs on short-term convertible notes	1,607,223	463,827
Capitalized interest on short-term convertible notes	100,688	-
Debt conversion inducement cost	-	60,419
Capitalized interest on debt modification	-	34,596
(Gain) Loss on disposal of assets	10,521	42,506
Gain on sale of investment	(1,502,100)	(910,000)
Gain from insurance recovery	(45,952)
Bad debt expense	19,000	119,230
Change in fair value of derivative liabilities	8,564,895	1,633,142
Net change in current assets and liabilities
Accounts receivable	(260,110)	78,091
Prepaid expenses	(22,796)	(44,209)
Inventory	41,723	146,550
Other noncurrent assets	(13,793)	(93,013)
Accounts payable	458,049	148,619
Other current liabilities	257,580	(127,513)
Net cash used in operating activities	(4,228,360)	(5,564,454)

Cash flows from investing activities:
Purchase of and deposits on equipment	(120,241)	(119,254)
Proceeds from sale of equipment	51,416	243,606
Proceeds from sale of investment	1,502,100	910,000
Proceeds from insurance recovery	45,952	-
Net cash provided by investing activities	1,479,227	1,034,352

Cash flows from financing activities:
Proceeds from advances from stockholder	627,439	1,402,500
Payments on advances from stockholder	(103,539)	(115,000)
Proceeds from issuances of debt to stockholders	-	200,000
Payments on debt with stockholders	(5,444)	-
Proceeds from issuances of short-term debt	2,886,000	2,000,000
Payments of short-term debt issuance costs	(330,141)	(309,345)
Payments of short-term debt (exchanged) issuance costs	(27,578)	-
Payments on debt	(902,783)	(193,415)
Payments on capital leases	(430,754)	(458,839)
Proceeds from sale of preferred stock, net	-	575,042
Proceeds from sale of Common Stock, net	1,108,296	1,112,303
Net cash provided by financing activities	2,821,496	4,213,246
Effect of exchange rate changes on cash	(93)	429
Net (decrease) in cash	72,270	(316,427)
Cash, beginning of period	6,450	322,877
Cash, end of period	$78,720	$6,450

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$317,580	$317,545
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired by capital lease	605,226	516,382
Debt converted to preferred stock	-	2,953,420
Dividends paid in preferred stock	-	156,056
Issuance of Common Stock upon conversion of accrued interest	92,841	-
Issuance of Common Stock with short-term convertible notes	27,174	175,694
Issuance of warrants with short-term convertible notes	280,043	-
Issuance of Common Stock upon conversion of related party debt	5,000	-
Issuance of stock under anti-dilution provisions	6,429,375
Warrants to be issued to Placement Agent	63,707	-
Anti-dilution warrants to be issued	1,044,420	-
Debt issuance costs	5,000	-

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

Going Concern

The Company’s financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings as well as sales of certain assets. Substantially all of the Company’s property and equipment are security for outstanding indebtedness. The Company will continue to require substantial funds to support our molecular information services business and advance global commercialization of our LAESI® instrument platform and service outstanding debt obligations, including scheduled interest and principal payments, and fulfilling payment obligations related to debt that has reached maturity.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability or classification of assets or the amounts and classification of liabilities that may result.

The Company has experienced negative cash flows from operations since inception. Since inception, our operations have been funded primarily through proceeds received from the issuance of debt and sale of equity securities in private placement offerings and, from time-to-time, sales of certain assets. Management intends to continue to meet the Company’s operating cash flow by raising additional funds from the sale of equity and debt securities, the sale of certain assets, and possibly developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization. For example, we could also enter into a transaction such as a merger with a business that is complimentary to ours.

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers. As of December 31, 2016 the Company’s accounts payable balance of $1,796,416 included $1,652,009 that was overdue by terms, $1,503,966 of which that was more than 90 days past due (see Note 16 Commitments and Contingencies for related information). Included in the $1,503,966 balance are amounts the Company owes for rent, royalties due under certain license arrangements, legal fees and consulting. During 2016, the Company had held an overdraft position with the bank. The Company has since rectified the deficit position with its bank primarily through the receipt of a cash advance from an existing stockholder (see Note 4 Loans Payable to Stockholders). As of December 31, 2016, the Company has a positive balance at the bank. As discussed below, the Company was unable to repay the entire balance of its September 2016 10% OID Secured Promissory Note when it matured on October 15, 2016. The Company is also in arrears on scheduled interest and principal payments on certain other debt obligations, as discussed in more detail in Note 4 Loans Payable to Stockholders and Note 5 Long-term Debt. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by or advances from stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

1. Description of Company and Nature of Business (continued)

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

On September 8, 2016, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with an “accredited investor” (as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the investor purchased a 10% original issue discount secured promissory note of the Company in the principal face amount of $720,000 due on October 15, 2016 for an aggregate purchase price of $650,000 (the “September 2016 10% OID Secured Promissory Note”). The Company used the proceeds from such note to repay the March 2016 Short-Term Convertible Note (see Note 5 Long-term Debt for detailed information about this note) that matured on September 4, 2016. As of the date of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. See Note 15 Evaluation of Subsequent events for related information.

As discussed under Note 3 Bank Line of Credit, the Company has reclassified the outstanding balance of its bank line of credit to current liabilities as of September 30, 2016. As of that date, the outstanding balance of the line of credit was $3,000,000. This obligation has been presented as a currently liability as the Company was in arrears with its interest at September 30, 2016. The Company has subsequently cured the interest in arrears and the bank has not notified the Company of a default. The line of credit has a due date of July 2018.

On September 9, 2016, the Company reached an agreement with the holders of certain short-term convertible notes with a principal amount totaling $1,892,500 (the “Original Principal Amount”) issued in May and June 2016 (the “Summer 2016 Notes”) whereby the Summer 2016 Notes would be exchanged for new short-term convertible notes (the “Exchange Notes”). The Exchange Notes shall have a principal amount totaling $1,987,125 which represents the Original Principal Amount plus accrued interest of 10% per annum for each of the Summer 2016 Notes. In addition, the notes shall extend the maturity dates under the Summer 2016 Notes to a date no later than March 31, 2017. In addition to the Exchange Notes, the holders of the Summer 2016 Notes are exchanging their related warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. In October 2016, the Company reached the same such agreement with two additional holders of those certain short term convertible notes with a principal amount totaling $91,250 issued in May and July 2016. The Exchange Notes for such additional investors shall have a principal amount totaling $95,813 with extended maturity dates and such investors shall exchange their existing warrants for warrants that contain full-ratchet anti-dilution provisions. In November 2016, the Company reached the same such agreement with one final holder of those certain short term convertible notes with a principal amount totaling $30,000 issued in July 2016. The Exchange Notes for such additional investors shall have a principal amount totaling $31,500 with extended maturity dates and such investors shall exchange their existing warrants for warrants that contain full-ratchet anti-dilution provisions. As mentioned above, one element of the Company’s strategy to manage its liquidity and capital resources and otherwise continue as a going concern is to obtain extensions and modifications to outstanding debt.

On September 26, 2016, the Company issued a 20% original issue unsecured convertible note in the principal face amount of $156,250 due March 26, 2017 for an aggregate purchase price of $125,000 resulting in proceeds of $107,500 net of transaction costs. See Note 5 Long-term Debt for additional information.

On October 31, 2016, the Company received an advance from a related party, an officer of the Company and a Board of Director. To provide the Company with $255,000 to cover the deficit at the bank, the related party had to get a loan from the bank. The Company is responsible for repaying the related party note directly to the bank by November 30, 2016. The maturity of the note has been extended to February 28, 2017 and again to August 28, 2017. See Note 4 Loans Payable to Stockholders for more information.

In November and December 2016, the Company issued 18,765,729 shares of its Common Stock and warrants to purchase an aggregate of 37,531,458 shares of Common Stock resulting in gross proceeds of $1,407,430. See Note 6 Common Stock for additional information about the transactions.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

1. Description of Company and Nature of Business (continued)

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

Certain of the Company’s outstanding financial instruments contain anti-dilution provisions that may be triggered by the issuance of Common Stock or financial instruments such as Preferred Stock and warrants that are convertible or otherwise exchangeable for shares of the Company’s Common Stock. As a result of the November 2016 share issuances anti-dilution provisions under certain outstanding financial instruments have been triggered. Under such provisions the Company shall issue 85,724,996 shares of Common Stock resulting in significant dilution to investors without such protection. See Note 2 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments.related to the estimated fair value of the anti-dilution provisions included in the Company’s financial instruments that were outstanding as of December 31, 2016.

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

The Company maintains allowances for doubtful accounts based on management’s analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An allowance of $7,000 and $3,000 was deemed necessary as of December 31, 2016 and December 31, 2015, respectively.

Investments in AzurRx

As a result of the sale of its subsidiary in 2014, the Company received 100 shares of Series A Preferred Stock, a then 33% interest (on a fully diluted basis) in AzurRx BioPharma, Inc. (“AzurRx”) that was accounted for on the equity method. AzurRx is a private biotechnology company formed to focus on the development of the early stage pharmaceutical assets of ProteaBio Europe During 2016 and 2015, the Company converted its preferred shares into 2,439,365 shares of Common Stock of AzurRx. Also, throughout 2016 and 2015, the Company entered into numerous transactions to sale 1,706,941 shares and 606,667 shares, respectively, resulting in cash proceeds of $1,502,100, and $910,000, respectively. As a result of these transactions, the Company’s interest in AzurRx has been reduced to 1.7%. As of the date of this report, the Company holds 125,757 shares of AzurRx Common Stock, 100,000 of which is subject to an option agreement under which a counterparty, who is the CEO of AzurRx and a former board of director of the Company, has an option to purchase these shares from the Company for $1.00 per share from January 4, 2016 through January 4, 2021.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	December 31, 2016	December 31, 2015
Finished goods	$8,725	$12,650
Work in progress	83,519	98,437
Total Inventory	$92,244	$111,087

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

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Laboratory equipment	5 - 10 years
Computers	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following at:

	December 31, 2016	December 31, 2015
Lab equipment	$5,698,009	$6,617,038
Computer equipment	552,423	540,212
Office equipment	191,248	191,248
Leasehold improvements	212,730	212,730
	6,654,410	7,561,228
Accumulated depreciation	(4,188,285)	(4,934,321)
Property and equipment, net	$2,466,125	$2,626,907

Depreciation expense is charged to either research and development or selling, general and administrative expenses and totals $678,538 in 2016 and $686,820 in 2015.

The Company evaluates the potential impairment of property and equipment whenever events or changes in circumstances indicate that the carrying value of a group of assets may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset group exceeds the estimated undiscounted future cash flows expected to be generated from the use of the asset group and its eventual disposition. The amount of impairment loss to be recorded is measured as the excess of the carrying value of the asset group over its fair value. Fair value is generally determined using a discounted cash flow analysis or market prices for similar assets. During 2016, the Company recognized an impairment expense of $122,894 related to equipment that was no longer being used in operations and had limited salvage value. There was no impairment expense recognized for the year ended December 31, 2015.

Other Noncurrent assets

Other receivables, which reflect amounts from non-trade activity and other noncurrent assets, consist of the following at:

	December 31, 2016	December 31, 2015
Deposits	$19,041	$5,248
Other noncurrent assets	$19,041	$5,248

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

We follow the provisions of FASB ASC 605, “Revenue Recognition.” We recognize revenue of products when persuasive evidence of a sale arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred /title has passed, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of its ProteaPlot software when bundled with the LAESI platform, which facilitates operating the instrument and storage and display of datasets. The Company also recognizes revenue of standalone sales of ProteaPlot, which generally consists of additional user licenses. Revenue is recognized once the title is passed to the customer.

We account for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition - Principal Agent Considerations,” which requires all amounts charged to customers for shipping and handling to be classified as revenues. Shipping and handling costs charged to customers are recorded in the period the related product sales revenue is recognized.

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

Revenues from grants are based upon internal costs that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by the Company that is related to the grants. The Company has revenue from three major components: molecular information services, LAESI instrument platform, and research products.

Revenue by component was as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Molecular information services	$1,778,006	$929,076
LAESI instrument platform	358,334	640,060
Research products	310,455	292,666
Gross revenue	$2,446,795	$1,861,802

A small number of customers have accounted for a substantial portion of our revenues in 2016. Six customers represented 53% of gross revenues for the year ended December 31, 2016. One large pharmaceutical company accounted for 22% of our gross revenue in 2016.

Other Payables and Accrued Expenses

Other payables and accrued expenses, which reflect amounts due from non-trade activity, consist of the following at:

	December 31, 2016	December 31, 2015
Accrued expenses	$68,411	$28,112
Accrued interest	264,507	108,731
Accrued warranties	45,000	50,000
Accrued payroll and benefits	119,619	124,183
Accrued sales tax	103	616
Unearned revenue	58,407	79,666
Other payables and accrued expenses	$556,047	$391,308

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Warranty Costs

The Company provides for a one-year warranty with the sale of its LAESI instrument. Additionally, the Company sells extended warranties for an additional cost. During 2016, the Company sold no extended LAESI warranties. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. During the year ended December 31, 2016 and 2015, the Company recorded accrued warranty expense of $45,000 and $50,000, respectively.

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

Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of convertible preferred stock and dividends, options, warrants and convertible debt) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 185,501,000 and 77,317,000 at December 31, 2016 and 2015, respectively.

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

Fair value of financial assets and liabilities - Derivative Instruments

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

The three levels of inputs used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities.

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 - inputs that are unobservable (for example, the probability of a capital raise in a “binomial” methodology for valuation of a derivative liability directly related to the issuance of Common Stock warrants).

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

A range of key quantitative assumptions related to the Common Stock and warrants issued during 2016 and 2015 are as follows:

	December 31, 2016
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	0.25-5.00	0.51% and 1.20%	81.62%	100%

	December 31, 2015
	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Derivative liabilities	2-3.33	0.16% and1.31%	75.54%	100%

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities are related to Common Stock issuances, detachable warrants issued in conjunction with debt and Common Stock, or warrants issued to the placement agents for financial instrument issuances. The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities - Common Stock	$2,016,370	-	-	$2,016,370
Derivative liabilities - warrants	854,553	-	-	854,553
Derivative liabilities – Convertible debentures	226,998			226,998
Total	$3,097,921	$-	$-	$3,097,921

The Company’s assessment of the probability of future capital raises is considered to be high. Such capital raise activities are estimated to take place at levels that could possibly result in anti-dilution triggers—currently at $0.075 per share, based on the November sale of Common Shares—especially considering the current market price for the Company’s Common Stock (which is currently less than $0.075 per share). The assumptions used for estimating future capital raises could be materially different from the actual results. Any such differences could materially impact the derivative liabilities and have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

As a result of the November 2016 share issuances, anti-dilution provisions under certain outstanding financial instruments have been triggered, which was considered in the assumptions for future capital raise activity at December 31, 2016.

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities - Common Stock	$777,002	-	-	$777,002
Derivative liabilities - warrants	185,399	-	-	185,399
Total	$962,401	-	-	$962,401

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

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Year Ended December 31, 2016
				Total fair value
	Derivative liabilities			measurements
	Common		Convertible	using Level 3
	stock	Warrants	debt	inputs
Balance as of January 1, 2016	$777,002	$185,399	$–	$962,401
Issuance of warrants	–	6,878	–	6,878
Anti-dilution shares to be issued	(6,429,375)	(1,044,420)	–	(7,473,795)
Unrealized loss on derivative liabilities outstanding as of December 31, 2016	7,668,743	1,380,974	–	9,049,717
Fair value of variable conversion rate for convertible debentures issued in 2016	–	–	226,998	226,998
Fair value of derivative liabilities associated with other financial instruments issued in 2016	–	325,722	–	325,722
Balance as of December 31, 2016	$2,016,370	$854,553	$226,998	$3,097,921

	Year Ended December 31, 2015
	Derivative liabilities - Common Stock	Derivative liabilities - Warrants	Total Fair Value Measurements Using Level 3 Inputs
Balance as of December 31, 2014	$88,871	$65,187	$154,058
Issuance of warrants	-	5,948	5,948
Anti-dilution shares to be issued	(945,451)	-	(945,451)
Unrealized (gain) loss on derivative liabilities	1,551,703	79,883	1,631,586
Recognition of derivative liabilities	81,879	34,381	116,260
Balance as of December 31, 2015	$777,002	$185,399	$962,401

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the Company expects to be entitled to in exchange for those goods or services. This standard is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2017 as deferred by the FASB in July 2015.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” (“ASU 2016-20”), which are intended to provide additional guidance and clarity to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 along with ASU 2014-09 (collectively, the “New Revenue Standards”).

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company expects to adopt the New Revenue Standards in the first quarter of 2018. The Company is currently in the process of evaluating the impact of adoption of this standard on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which changes current lease accounting standard by requiring the recognition of lease assets and lease liabilities for all leases, including those currently classified as operating leases. This new guidance is to be applied under a modified retrospective application to the earliest reporting period presented for reporting periods beginning after December 15, 2018. Early adoption is permitted. While the Company is evaluating the comprehensive impact of this guidance, this new guidance would require us to capitalize, at the appropriate discount rate, our operating lease commitments as disclosed in Note 14 Commitments and Contingencies.

In March 2016, the FASB issued ASU 2016-09 “ Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting“, which simplifies aspects of accounting for share-based payment awards. The standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures , and statutory tax withholding requirements, as well as the classification of realted matters in the statement of cash flows. The update is effective on January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Recepits and Cash Payments (a consensus of the Emerging Issues Task Force)“, which makes eight targeted changes to how cash receipts and payments are presented and classified in the statement of cash flows. This update is effective on January 1, 2018and will require adoption on a retrospective basis. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

3. Bank Line of Credit

The Company has a line of credit with a bank that is authorized to $3,000,000. The interest rate is variable and equal to 0.75% plus prime with a minimum rate of 5.87% per annum. The line of credit is subject to an annual review and certain covenants. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member. On June 20, 2016, the Company and the bank entered into an agreement that established July 12, 2018 as the maturity date for the outstanding balance of the line of credit, which was $3,000,000 as of December 31, 2016 and December 31, 2015. As a result of the agreement, the outstanding balance of the line of credit was reclassified to long-term liabilities as of the date of the agreement; previously, the “payable upon demand” payment terms required the outstanding balance to be presented as a current liability. As the date of this report, this obligation has been presented as a current liability as the Company was in arrears with its interest of $14,675 at December 31, 2016. The Company is currently delinquent on the interest payments.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

4. Loans Payable to Stockholders

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of Common Stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. The outstanding balance, net of discount, was $1,074,773 as of December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015. As of December 31, 2016, the outstanding balance was $1,000,000 or $917,000, net of discount.

During 2015, the Company received aggregate gross proceeds of $200,000 from one director and issued a 10% Convertible Promissory Note due on December 31, 2015. This note has been extended until January 31, 2016. Subsequently, the note was further extended with $25,000 due on March 31, 2016 and the remaining balance due on May 31, 2016. The note is convertible into Common Stock at a conversion price of $0.33 per share. The Company also issued 90,910 shares of Common Stock as commitment fee to the director. On May 31, 2016, one of the outstanding interest-bearing promissory notes in the amount $200,000 with a stockholder reached maturity. In June 2016, a payment was made of $12,500 to pay accrued interest through February 2016. In July 2016, a payment of $12,500 was made to cover accrued interest payable from March 2016 through June 2016 as well as $5,444 applied against the outstanding principal balance of the note. In early August 2016, the Company and the stockholder reached a verbal agreement to extend the maturity date to September 30, 2016, at which time the Company would make payment to the stockholder for the deferred amount, $194,556, as well as interest accrued on the balance through December 31, 2016 of $9,729. As of the date of this report, the Company is in discussions with the related party regarding terms to pay all accrued unpaid interest in cash and convert the principal balance of the note. Such related party has acknowledged that the Company is not currently in default under the note.

During 2014, the Company received advances equal to an aggregate of $170,00 from various directors and current stockholders of the Company.

During 2015, the Company received advances equal to an aggregate of $1,402,500 from various directors and current stockholders of the Company. The Company repaid $115,000 to these related parties in 2015 and $57,500 in 2016. No terms of repayment have been specified on the remaining $1,400,000 aforementioned advances as of the filing date.

During 2016, the Company received advances equal to an aggregate of $372,440 from various directors and current stockholders of the Company. The Company repaid $51,040 to three directors during 2016. No terms of repayment have been specified on the remaining $1,400,000 aforementioned advances as of the filing date.

On October 31, 2016, the Company received a promissory note from a related party, an officer of the Company and a Board of Director. To provide the Company with $255,000 to cover the deficit at the bank, the related party had to get a loan from the bank. The Company is responsible for repaying the related party note directly to the bank by November 30, 2016. The bank has agreed to extend the maturity date to February 28, 2017. On March 14, 2017, the bank has agreed to extend the maturity date to August 28, 2017.

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $5,000 of Loans Payable to Stockholders into 66,667 shares of Common Stock at the rate of $0.075 per share. The Stockholder was also issued an A Warrant and B Warrant with the same terms and agreement as the current offering. See Note 9 Stock Warrants and Note 6 Common Stock.

As of December 31, 2016, the outstanding balance of advances and other loans payable to stockholders was $3,087,956, which included two interest-bearing promissory notes with a combined outstanding balance of $1,111,556 with two stockholders and $1,721,400 in outstanding advances from other stockholders and a related party interest-bearing promissory note of $255,000 due to the bank on August 28, 2017. The advances have no terms of repayment and do not bear interest.

See Note 6 Common Stock related to the conversion of accrued interest on promissory notes issued by the Company to Summit Resources, Inc. (“Summit”), an affiliate of Steve Antoline, a member of the Company’s Board of Directors, and accounts payable by the Company to Summit, into shares of Common Stock.

See also Note 15 Evaluation of Subsequent Events for activity related to advances and other loans payable to stockholders after December 31, 2016.

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

As of December 31, 2016, the Company was ten months is arrears on scheduled principal and interest payments on an outstanding note payable to the West Virginia Development Office (“WVDO”). The deferral amount totaled $86,909. As of the date of this report, the Company had fallen another month behind, or an additional $5,964.

In February 2017, the Company and WVDO reached an agreement whereby the Company would defer payment for another year. See Note 15 Evaluation of Subsequent Events.

2) Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,631 from the WVEDA. The note bears interest at 4% providing for 120 monthly principal and interest payments of $2,457 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $531,522. Effective May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in five annual installments; the next payment of $33,880 will be due on December 31, 2015 with final payment due August 3, 2019. During 2015, the Company repaid $1,832 on the note. On December 17, 2015, the Company elected to defer the remaining 2015 payment until December 2016. On January 31, 2017, the Company elected to defer the 2016 payment until December 31, 2017. On January 30, 2017, the Company received approval from WVEDA to defer the 2016 annual payment until December 2017 which increased the interest rate by 1.5%. If the Company fails to make any of the remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on August 3, 2019. See Note 15 Evaluation of Subsequent Events.

3) Note Payable to the West Virginia Infrastructure and Jobs Development Council (“WVIJDC”)

In August 2009, the Company obtained a 10-year loan in the amount of $242,630 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $2,371 through August 2019, at which time the note was due and payable. The note was secured by 50% of equipment costing $531,522. On February 4, 2015, the repayment terms were modified whereby, the WVIJDC approved a deferral of principal and interest until December 31, 2015 with monthly payments of $2,404 beginning in January 2016 and final payment due April 2021. During 2015, the Company repaid $1,832 of principal on the note. On January 6, 2016, the WVIJDC approved another deferral of principal and interest until January 2017. In February 2017, the Company and WVDO reached an agreement whereby the Company would defer principal and interest until January 2018. See Note 15 Evaluation of Subsequent Events.

4) Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In October 2010, the Company issued a 10-year note in the amount of $900,000 from the WVEDA. The note bears interest at 3.26% providing for 120 monthly principal and interest payments of $8,802 through October 2020, at which time the note was due and payable. The note was secured by equipment costing $477,095. Effective May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in six annual installments; the next payment of $125,990 will be due on December 31, 2015 with final payment due October 21, 2020. During 2015, the Company repaid $57,513 on the note. On December 17, 2015, the Company elected to defer the remaining 2015 payment until December 2016. On January 30, 2017, the Company received approval from WVEDA to defer the 2016 annual payment until December 2017 which increased the interest rate by 1.5%. If the Company fails to make any of the remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on October 21, 2020. See Note 15 Evaluation of Subsequent Events

5) Note Payable to the West Virginia Infrastructure & Jobs Development Council (“WVIJDC”)

In December 2010, the Company issued a 10-year note in the amount of $900,000 from the WVIJDC. The note bears interest at 3.25% providing for 120 monthly principal and interest payments of $8,781 through December 2020, at which time the note was due and payable. The note was secured by equipment costing $1,098,249. On February 4, 2015, the repayment terms were modified whereby, the WVIJDC approved a deferral of principal and interest until December 31, 2015 with monthly payments of $8,902 beginning in January 2016 and final payment due August 2022. During 2015, the Company repaid $57,513 on the note. On January 6, 2016, the WVIJDC approved another deferral of principal and interest until January 2017. On February 6, 2017, the WVIJDC approved another deferral of principal and interest until January 2018. See Note 15 Evaluation of Subsequent Events.

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

In return for the extension, in February 2016, the Company granted WVJITB a five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share. Effective as of March 31, 2016, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to September 30, 2016. In return for the extension, the Company granted WVJITB another five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price to be determined by the Board of Directors. This addendum also granted WVJITB the option to convert $200,000 of the $300,000 outstanding principal balance of the April 2012 Promissory Notes to Common Stock at $0.50 per share at or prior to the revised maturity date. The Company would be required to pay WVJITB the remaining (unconverted) principal balance and all accrued and unpaid interest in cash on September 30, 2016. The warrants granted to WVJITB (the warrant granted in February 2016 and the one granted in May 2016) expire upon the Company completing an underwritten offering that results in net cash proceeds to the Company of at least $10.0 million, if such a transaction is completed before the end of the five-year term. Regarding the warrant granted to WVJITB in February 2016 and May 2016, the relative fair value at the issuance date, and the corresponding liability recorded for the warrant, was estimated at $2,478. On January 17, 2017, the Company and WVJITB entered into another addendum whereby the maturity date of the promissory note was extended until December 31, 2017. In March 2017, all accrued unpaid interest is due in full and starting in April 2017 principal payments of $25,000 and interest is due monthly until maturity is reached. In return of the extension, the Company granted WVJITB another five-year warrant to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $0.10 and assigned the September 30, 2016 warrants exercise price at $0.10 per share. See Note 15 Evaluation of Subsequent Events and Note 9 Stock Warrants.

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

In return for the extension, in February 2016, the Company granted WVJITB a five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share. Effective as of March 31, 2016, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended to September 30, 2016. In return for the extension, the Company granted WVJITB another five-year warrant to purchase 590,000 shares of the Company’s Common Stock at an exercise price to be determined by the Board of Directors. This addendum also granted WVJITB the option to convert $200,000 of the $300,000 outstanding principal balance of the April 2012 Promissory Notes to Common Stock at $0.50 per share at or prior to the revised maturity date. The Company would be required to pay WVJITB the remaining (unconverted) principal balance and all accrued and unpaid interest in cash on September 30, 2016. The warrants granted to WVJITB (the warrant granted in February 2016 and the one granted in May 2016) expire upon the Company completing an underwritten offering that results in net cash proceeds to the Company of at least $10.0 million, if such a transaction is completed before the end of the five-year term. Regarding the warrant granted to WVJITB in February 2016 and May 2016, the relative fair value at the issuance date, and the corresponding liability recorded for the warrant, was estimated at $2,478. In December 2016, the Company started negotiations with the lender to extended the notes maturity. A loan modification fee of $2,500 was paid along with accrued interest of $59,250. On January 17, 2017, the Company and WVJITB entered into another addendum whereby the maturity dates of both promissory notes were extended until December 31, 2017. In March 2017, all accrued unpaid interest is due in full and starting in April 2017 principal payments of $25,000 and interest is due monthly until maturity is reached. In return of the extension, the Company granted WVJITB another five-year warrant to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $0.10 and assigned the September 30, 2016 warrants exercise price at $0.10 per share. See Note 15 Evaluation of Subsequent Events and Note 9 Stock Warrants.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

8) Note Payable to the West Virginia Economic Development Authority (“WVEDA”)

In June 2012, the Company issued a 10-year note in the amount of $200,000 from the WVEDA. The note bears interest at 2% providing for 120 monthly principal and interest payments of $1,840 through June 2022, at which time the note was due and payable. The note was secured by 50% of equipment costing $447,320. On May 1, 2015, the Company and WVEDA entered into the First Amendment to Promissory Note; whereby, the original note was modified so that the remaining principal balance is payable in eight annual installments; the next payment of $26,673 will be due on December 31, 2015 with final payment due June 11, 2022. On December 17, 2015, the Company elected to defer the 2015 payment until December 2016. On January 31, 2017, the Company elected to defer the 2016 payment until December 2017 which increased the interest rate by 1.5%. If the Company fails to make any of remaining payments, the WVEDA shall increase the interest rate by 1.5% on each successive payment failure with all principal and unpaid interest due on June 11, 2022. See Note 15 Evaluation of Subsequent Events.

9) Short-Term Convertible Notes Issued in Second and Third Quarters 2016 and Related Exchange Notes

In the second quarter of 2016, the Company issued a series of 20% original issue discount unsecured convertible debentures (the “Second Quarter 2016 Convertible Debentures”) to 34 Accredited Investors pursuant to the terms and conditions of a Securities Purchase Agreement by between the Company and each Accredited Investor. The face amount of the underlying debentures issued was $1,950,000 and the aggregate gross cash proceeds to the Company were $1,560,000; each debenture has a six-month maturity from the date of issuance; maturities for the Second Quarter 2016 Convertible Debentures include $448,750, $415,000, $605,000, $481,250 in November 2016 and December 2016. In addition to the original issue discount on these debentures, which totaled $390,000, the debentures accrue additional interest at a rate of 10.0% per annum. At the Company’s option, assuming certain conditions are met, the Company can issue shares of Common Stock in lieu of making cash interest payments. In addition, for debentures that reach maturity (i.e., they are not converted to Common Stock), the Company has the option to pay the principal and any unpaid accrued interest in shares of Common Stock, assuming certain conditions are met. Each debenture may be converted into Common Stock voluntarily by the holder at any time after issuance and until the debenture is no longer outstanding. However, if the Company should complete a public offering of Common Stock (or any security convertible into or exercisable or exchangeable for shares of Common Stock) before maturity of any of the underlying debentures, on the date of closing of such offering any outstanding principal amount and accrued and unpaid interest automatically converts into shares of the Company’s Common Stock at the applicable conversion rate (“Automatic Conversion”). Each debenture is voluntarily convertible by the holder into shares of Common Stock at $0.25 per share and, for Automatic Conversion, the conversion rate is the lower of $0.25 per share or a per share rate that is equal to 85% of the price per share to the public of any Common Stock sold in a public stock offering (for either method of conversion, the conversion amount being the face amount of the note plus any accrued but unpaid interest at the conversion date). The debentures sold in September 2016 (the “September 2016 10% OID Secured Promissory Note”), which had a face amount of $156,250, were sold subject to the Company obtaining shareholder approval to increase the number of authorized shares of Common Stock; as discussed in Note 15 Evaluation of Subsequent Events, the Company obtained shareholder approval for the increase in October 2016. See Note 9 Stock Warrants related to warrants that were granted to the investors in the Second Quarter 2016 Convertible Debentures and the Placement Agent for these debentures.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

In addition, each of the investors received a three-year warrant to purchase a number of shares of Common Stock equal to 75% of the shares of Common Stock initially issuable upon conversion of the debenture, at an exercise price of $0.325 per share (as adjusted for forward or reverse stock splits, stock dividends or other similar proportionately-applied change and subject to customary weighted-average anti-dilution price adjustment). The relative fair value of these warrants was estimated to be $731, which was recorded as a discount to the Summer 2016 Convertible Debentures and is being accreted to interest expense over the six-month term of the related notes. See also Note 9 Stock Warrants.

In connection with the issuance of the Summer 2016 Convertible Debentures, the Company paid to a broker dealer registered with the Financial Industry Regulatory Authority (“FINRA”) that acted as the placement agent an aggregate of approximately $191,400 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 1,409,625 shares of Common Stock to the placement agent (or its designees) with an exercise price of $0.25 per share and a term of three (3) years. The relative fair value of these warrants was estimated to be $3,077 which was recorded as a discount to the Summer 2016 Convertible Debentures. See also Note 9 Stock Warrants.

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

In October and November 2016, the Company reached the same such agreement for the exchange of notes and warrants with three additional holders of the Summer 2016 Convertible Debentures. The Exchange Notes shall have a principal amount totaling $127,313 which represents the original principal amount plus accrued interest of 10% per annum for each of the Second Quarter 2016 Convertible Debentures. In addition, the Exchange Notes shall extend the maturity dates under the Second Quarter 2016 Convertible Debentures to a date no later than May 16, 2017. In addition to the Exchange Notes, the holders of the Second Quarter 2016 Convertible Debentures are exchanging their related warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants.

The relative fair value of the new warrants was estimated to be $306,231, which was recorded as a discount to the Exchange Notes and is being accreted to interest expense over the six-month term of the related notes. The unaccreted balance of the fair value of the warrants issued with Second Quarter 2016 Convertible Debentures was recorded as an adjustment to interest expense upon cancellation of the warrants. See also Note 9 Stock Warrants.

10) September 2016 10% OID Secured Promissory Note

On September 8, 2016, the Company entered into a Note Purchase Agreement with an Accredited Investor pursuant to which the investor purchased a 10% original issue discount secured promissory note of the Company in the principal face amount of $720,000 due October 15, 2016 for an aggregate purchase price of $650,000 (“September 2016 10% OID Secured Promissory Note”). The principal balance of $720,000 bears interest at a rate of 10% per annum on any unpaid principal balance as of October 15, 2016, maturity date. The Company used the proceeds from the offering to repay the March 2016 Short-Term Convertible Note (see below) that matured on September 4, 2016.

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

On November 22, 2016, a payment of $240,000 was made on the September 2016 10% OID Secured Promissory Note leaving an unpaid balance of $480,000 and accrued interest of $12,467. As of the date of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. If the Company is unable to successfully negotiate an extension to the note agreement, the Accredited Investor may assert all of its rights and remedies available under the Security Agreement and applicable law. On February 9, 2017 the Company made a $200,000 payment leaving the unpaid balance of $280,000. See Note 15 Evaluation of Subsequent events for related information.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

11) September 2016 20% OID Note

On September 26, 2016, the Company entered into a Subscription Agreement with an Accredited Investor pursuant to which the investor purchased a 20% original issue discount unsecured convertible debenture of the Company in the principal face amount of $156,250 due March 26, 2017 for an aggregate purchase price of $125,000 (the “September 2016 20% OID Note”). The principal balance of $156,250 bears interest at a rate of 10% per annum, payable on the March 26, 2017 maturity date. The debenture may be converted into Common Stock by the holder at any time after issuance and until the debenture is no longer outstanding, However, if the Company should complete a public offering of Common Stock (or any security convertible into or exercisable or exchangeable for shares of Common Stock) before maturity of any of the underlying debentures, on the date of closing of such offering any outstanding principal amount and accrued and unpaid interest automatically converts into shares of the Company’s Common Stock at the applicable conversion rate (“Automatic Conversion”). The debenture is voluntarily convertible by the holder into shares of Common Stock at $0.25 per share and, for Automatic Conversion, the conversion rate is the lower of $0.25 per share or a per share rate that is equal to 85% of the price per share to the public of any Common Stock sold in a public stock offering (for either method of conversion, the conversion amount being the face amount of the debenture plus any accrued but unpaid interest at the conversion date). In addition, the investor received a warrant to purchase 468,750 shares of the Company’s Common Stock at an exercise price of $0.325, subject to adjustment, for a period of three years from the date thereof. The relative fair value of these warrants was estimated to be $1,792, which was recorded as a discount to the September 2016 20% OID Notes and is being accreted to interest expense over the six-month term of the notes. See also Note 9 Stock Warrants.

In connection with such issuance, the Company paid to a broker dealer registered with FINRA that acted as the placement agent an aggregate of approximately $15,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of 109,375 shares of Common Stock to such placement agent. As of the date of this report, these warrants had not been issued to the placement agent. However, the relative fair value of these warrants was estimated to be $239, which was recorded as a discount to the September 2016 20% OID Note and is being accreted to interest expense over the six-month term of the notes. See also Note 9 Stock Warrants.

12) Short-Term Convertible Note issued in March 2016

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

In connection with the sale of the March 2016 Convertible Note, the Company paid to a Placement Agent an aggregate of approximately $60,000 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue warrants to purchase an aggregate of approximately 491,250 shares of Common Stock to the Placement Agent (or its designees) with an exercise price of $0.25 per share and a term of three (3) years. As of the date of this report, the warrants had not been issued the Placement Agent. However, the relative fair value of these warrants was estimated to be $2,456, which was recorded as additional paid-in capital. See Note 9 Stock Warrants below related to the triggering of an anti-dilution provision included in the St. George Investments Warrant in May 2016.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

5. Long-term Debt (continued)

13) Capital Leases

In June 2016, the Company entered into a new four-year capital lease for three pieces of equipment that had a total estimated fair value of $549,543. The equipment is used to generate services revenue.

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of December 31, 2016, the Company had seven capital lease obligations outstanding with imputed interest rates ranging from 5.86% to 9.45%. The leases require 24-60 monthly payments and begin to expire in December 2016 through October 2020. These leases are secured by equipment with an aggregate cost of $1,868,809. As of December 31, 2016, the Company was one month behind on one lease payment of $13,793.

Total outstanding debt, including capital lease obligations, are as follows (table excludes the outstanding balance of the bank line of credit because it was presented as a current liability, as discussed in Note 3 Bank Line of Credit; table also excludes obligations to stockholders, which are detailed in Note 4 Loans Payable to Stockholders and presented as a separate line item on the Company’s Consolidated Balance Sheets):

Total debts outstanding are as follows:

	December 31, 2016	December 31, 2015
1) Note Payable to the WVDO	$92,873	$100,656
2) Note Payable to the WVEDA	143,312	143,312
3) Note Payable to the WVIJDC	139,229	139,229
4) Note Payable to the WVEDA	572,148	572,148
5) Note Payable to the WVIJDC	581,987	581,987
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVEDA	168,362	168,362
9) Convertible Debenture 2nd & 3rd Quarters	2,114,438	-
10) September 10% OID Secured Promissory Note	480,000	-
11) September 2016 20% OID Note	156,250	-
12) Short-term Convertible Note in March 2016	-	-
13) Capital leases	928,530	754,058
Total	5,967,129	3,049,752
Less: current portion	(4,012,149)	(1,323,594)
Less: unamortized original issue discount	(22,001)	-
Less: unamortized debt issuance costs	(163,624)	-
Long-term portion	$1,769,355	$1,726,158

Future required minimum principal repayments over the next five years are as follows:

Year ending December 31:	Future required minimum principal repayments
2017	4,264,898
2018	539,235
2019	478,274
2020	333,970
2021 & Thereafter	350,752
Total	$5,967,129

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

6. Common Stock

The Company is authorized to issue a total of 510,000,000 of shares of stock, of which 500,000,000 shares are designated Common Stock and 10,000,000 shares are designated Preferred Stock.

Common Stock - par value of $.0001 per share with one vote in respect of each share held. Holders of Common Stock do not have cumulative voting rights. The members of the Board are elected by the affirmative vote of the holders of a majority of the Company’s outstanding Common Stock.

As of December 31, 2016, the Company was authorized to issue a total of 510,000,000 shares of stock, of which 500,000,000 shares were designated Common Stock, par value of $0.0001 per share with one vote in respect of each share held and no cumulative voting rights (“Common Stock”), and 10,000,000 are designated preferred stock, par value of $0.0001 per share with one vote in respect of each share held (“Preferred Stock”). There were no shares of Preferred Stock issued or outstanding as of December 31, 2015 and no such shares were issued during the year ended December 31, 2016. In January 2017, the Board of Directors agreed to increase the Company’s authorized shares to 750,000,000. See Note 15 Evaluation of Subsequent Events for additional information related to the authorized share increase.

On December 1, 2015, the Company’s stockholders approved a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of Common Stock, within a range of no less than one-for-fifteen (1:15) and no more than one-for-twenty-five (1:25), with such final ratio to be determined by the Board of Directors, in its sole discretion and with such reverse split to be effective at such time and date within one year after stockholder approval (the “Reverse Split”). In January 2017, the Board of Directors agreed to further the reverse stock split range to no less than one-for-fifteen (1:15) and no more than one-for-fifty (1:50), with such final ratio to be determined by the Board of Directors, in its sole discretion and with such reverse split to be effective at such time and date within one year after stockholder approval (the “Reverse Split”). See Note 15 Evaluation of Subsequent Events for additional information related to the expected ratio and timing for the Reverse Split.

As of the date of this report, the Company’s Board of Directors had not enacted the Reverse Split and, therefore, the information presented in this report does not include the effects of any such transaction.

See also Note 15 Evaluation of Subsequent Events related to the Company’s sale of Common Stock in first quarter 2017.

Sale of Common Stock

In November and December 2016 (the “Closing”), the Company received an aggregate of $1,407,430 in gross cash proceeds from 50 accredited investors (the “Purchasers”) in connection with the sale of approximately 140.74 units of securities (each a “Unit” and collectively, the “Units”) pursuant to the terms and conditions of Subscription Agreements (the “Subscription Agreements”) by and among the Company and each of the Purchasers.

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

The Company intends to consummate a 1-for-50 reverse stock split of its outstanding Common Stock following the termination date of the Offering, which reverse split has previously been authorized by the Company’s stockholders. Consummation of the Reverse Stock Split will require (a) the filing of an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State, and (b) obtaining the approval of FINRA.

In connection with the Closings, the Company paid to the placement agent an aggregate of $186,132 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to the placement agent to purchase an aggregate of 5,367,320 shares of Common Stock, with an exercise price of $0.075 per share and term of three years. The Company also issued one Unit to the placement agent’s legal counsel for services rendered in connection with the Closing.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

6. Common Stock (continued)

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

The sale of Common Stock in November and December 2016 (see above) was completed at a unit price of $0.075 per share, which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company is required to issue 85,724,996 shares of Common Stock, issue 25,244,333 Warrants to purchase shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share (See Note 5 Long-term Debt) and reduce the exercise price of 49,459,532 warrants.

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

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $5,000 of Loans Payable to Stockholders into 66,667 shares of Common Stock at the rate of $0.075 per share. The Stockholder was also issued an A Warrant and B Warrant with the same terms and agreement as the current offering. The relative fair value of these warrants at the issuance date, and the corresponding liability recorded for these warrants at that date, was estimated at $5,480. See Note 9 Stock Warrants and Note 4 Loans Payable to Stockholders.

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $50,000 of accounts payable to a vendor into 666,667 shares of Common Stock at the rate of $0.075 per share. The vendor was also issued an A Warrant and B Warrant with the same terms and agreement as the current offering. The relative fair value of these warrants at the issuance date, and the corresponding liability recorded for these warrants at that date, was estimated at $54,800. See Note 9 Stock Warrants.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

6. Common Stock (continued)

Consulting Agreements

In November 2016, the Company entered into a consulting agreement with a consulting firm for certain services to be rendered to the Company over a thirteen-month period (the “Agreement”). Besides cash compensation, the Agreement requires the Company to issue 500,000 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock at $0.11 per share to the consulting firm within 30 days of the Agreement. For each quarter thereafter, for the remainder of the consulting period, 250,00 shares of Common Stock and a Warrant to purchase 250,000 shares Common Stock shall be issued within 30 days of the commencement of the quarter. As of December 31, 2016, 250,000 shares have been issued to the consulting firm. The fair value of the shares issued was estimated at $27,500, which was recorded as consulting expense in the month of issuance. See Note 9 Stock Warrants.

On December 31 2016, the Company entered into a consulting agreement with a consultant to provide professional advisory and introductory services for a three-month period ending March 31, 2017, unless extend by mutual written agreement. In lieu of cash compensation, the Agreement requires the Company to issue the Consultant 250,000 shares of Common Stock. The fair value of the shares issued was estimated at $30,000, which was recorded as consulting expense in the month of issuance.

On December 31, 2016, the Company entered into a consulting agreement with a consultant to provide business advisory services for a six-month period ending June 30, 2017. Besides reimbursement of reasonable and documented expenses, the Agreement requires the Company to issue 250,000 shares of Common Stock within 30 days of the agreement and upon completion of the Company’s current private placement offering units of the Company’s security, the Company will issue an additional 200,000 shares of Common Stock. The fair value of the shares issued was estimated at $30,000, which was recorded as consulting expense in the month of issuance.

Directors Compensation

On December 31, 2016, the Company issued certain Board of Directors shares of Common Stock as compensation for their work in 2016. This form of compensation was approved at the February 17, 2015 Board of Directors meeting.

Common Stock issues during 2016 are as follows:

Common Stock	# Shares Issued	Par Value	Price Per Share		Gross Proceeds	Value of Services Obtained	Par Value	Additional Paid in Capital (1)
Balance at December 31, 2015	133,146,250	$.0001		Various	$58,393,786	$2,359,303	$13,315	$60,740,153
Issuance of stock (2)	18,765,730	.0001		$0.075	1,407,430	-	1,877	1,108,296
Issuance of stock (3)	371,364	.0001		$0.25	-	92,841	37	92,804
Issuance of stock (4)	3,567,666	.0001	$	Various	-	467,620	356	467,264
Issuance of stock (5)	108,696	.0001		0.25	-	27,174	11	27,163
Issuance of stock (6)	66,667	.0001		$0.075	-	5,000	6	4,994
Issuance of stock (7)	6,445,000	.0001		$0.07047	-	(645)	645	-
Balance at December 31, 2016	162,471,373				$59,801,216	$2,951,293	$16,247	$62,440,674

(1)	Balance does not include issuance costs, deferred financing, warrants portion of convertible debentures and stock options.
(2)	Shares issued under certain an anti-dilution provision per current offering provisions.
(3)	Shares issued for conversion of interest and accounts payment. Shares do not contain an anti-dilution provision.
(4)	Shares issued to directors for compensation for their service to the Company 1,417,666, consulting services 1,350,000, accounts payment conversion 666,667, and shares issued as for services rendered for an offering 133,333. Share do not contain anti-dilution provision.
(5)	Shares issued to as part of debt services. Shares do not contain anti-dilution provision.
(6)	Shares issued for conversion of debt. Shares do not contain anti-dilution provision.
(7)	Shares issued for cashless exercise of warrants. Shares do not contain anti-dilution provision.

PROTEA BIOSCIENCES GROUP, INC.

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

7. Preferred Stock

Preferred Stock - par value of $.0001 per share with one vote in respect of each share held. The Company is authorized to issue Preferred Stock in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board may, from time to time, determine. No shares of the Preferred Stock were issued during 2016.

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

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

7. Preferred Stock (continued)

During 2015, the Company sold units of Preferred Stock consisting of 50,000 shares of Series A convertible Preferred Stock and a three year warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.375 per share. Each share of Preferred Stock has a stated value equal to $2.00. The Preferred Stock automatically converted into shares of Common Stock determined by dividing the stated value by $0.25 per share on March 31, 2015. Under certain circumstances, the holders of the Preferred Stock had voluntary conversion rights, were entitled to receive stock dividends at the rate of 6.0% per annum and are entitled to certain anti-dilution protections.

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

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	7,019,750	$0.92	6.69
Granted	3,957,836	$0.33
Exercised	-
Cancelled or expired	(927,500)	$0.90
Outstanding at December 31, 2015	10,050,086	$0.69	7.26
Granted	3,350,000	$0.15
Exercised	-
Cancelled or expired	(2,620,000)	$0.52
Outstanding at December 31, 2016	10,780,086	$0.57	7.30

Exercisable at December 31, 2015	4,938,664	$1.01	5.59
Exercisable at December 31, 2016	5,680,899	$0.84	5.70

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

8. Stock Options and Stock-based Compensation (continued)

The following table summarizes information about stock options at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding	Weighted Average Remaining contractual life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.15	3,250,000			203,125
$0.25	1,573,336			774,586
$0.48	150,000			46,875
$0.50	79,000			79,000
$0.53	405,000			151,875
$0.55	3,312,000			2,414,688
$1.25	150,000			150,000
$1.50	1,646,000			1,646,000
$2.00	214,750			214,750
$0.25 - $2.00	10,780,086	7.30	$0.57	5,680,899	$0.84

At December 31, 2016, the total aggregate intrinsic value for options currently exercisable and options outstanding was $0. These values represent the total pre-tax intrinsic value based on the estimated fair value of the Company’s stock price of $0.12 as of December 31, 2016. During the year ended December 31, 2016 no shares were exercised.

The following table summarizes the activity of the Company’s stock options that have not vested for the year ended December 31, 2016:

	Shares	Weighted Average Grant-date Fair Value
Nonvested at December 31, 2014	2,423,283	$0.258
Granted	3,957,836	$0.155
Forfeited	(927,500)	$0.386
Vested	(342,197)	$0.283
Nonvested at December 31, 2015	5,111,422	$0.153
Granted	3,350,000	$0.153
Forfeited	(1,594,216)	$0.314
Vested	(1,526,519)	$0.076
Nonvested at December 31, 2016	5,340,687	$0.125

The fair value of non-vested options to be recognized in future periods is $612,632, which is expected to be recognized over a weighted average period of 2.52 years. The total fair value of options vested during the year ended December 31, 2016 was $235,965 compared to $267,638 for the year ended December 31, 2015.

Stock-based compensation expense is as follows:

	Year ended
	December 31, 2016	December 31, 2015
Selling, general, and administrative expense	$222,195	$230,016
Research and development expense	13,892	37,622
Total stock-based compensation expense	$236,087	$267,638

The weighted average grant-date fair value of options granted during the year ended December 31, 2016 was $0.0959 and for the year ended December 31, 2015 was $0.155 per option.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

8. Stock Options and Stock-based Compensation (continued)

The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended
	December 31, 2016	December 31, 2015
Risk-free interest rate	1.36%	1.82%
Volatility factor	66.26%	65.78%
Weighted average expected life (in years)	7	7
Dividend rate	0.0%	0.0%

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

9. Stock Warrants

From 2008 through 2016, the Company issued warrants to purchase shares of Common Stock. The warrants are exercisable for three to five years from date of issuance and are exercisable at exercise prices that range from $0.075 to $2.25 per share.

In connection with the issuance of the Summer 2016 Convertible Debentures and the September 2016 20% OID Note (see Note 5 Long-term Debt above), the Company granted each investor a three-year warrant to purchase shares of the Company’s Common Stock at an exercise price of $0.325 per share, as adjusted for forward or reverse stock splits, stock dividends or other similar proportionately-applied change and subject to customary weighted-average anti-dilution price adjustment. The total number of shares of Common Stock issuable upon exercise of these warrants is 6,510,001. The relative fair value of these warrants was estimated at $24,886, which was recorded as a discount to these debentures and is being accreted over the term of the underlying debentures. The Placement Agent compensated with cash and warrants. The total number of shares of Common Stock issuable upon exercise of these warrants is 1,519,000. The relative fair value of these warrants was estimated at $3,316, which was recorded as a discount to these debentures and is being accreted over the term of the underlying debentures. As noted below, a majority of the warrants issued in conjunction with the Summer Convertible Debentures are being cancelled in exchange for new warrants.

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

In October and November 2016, the Company reached an agreement with one holder of certain short-term convertible notes issued in May, the Second Quarter 2016 Convertible Debentures and an agreement with holders of certain short-term convertible notes issued in July 2016, the July 2016 Convertible Debentures, to exchange existing notes with new short-term convertible notes (the “Exchange Notes”). In addition to the Exchange Notes, such holders are exchanging their existing warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. The relative fair value of the new warrants was estimated at $14,950, which was recorded as a discount to the New Notes and is being accreted to interest expense over the six-month term of these notes. Related to the exchange transaction, the Placement Agent also exchanged their warrants for warrants that contain full-ratchet anti-dilution provisions. No additional changes are being made to such forms of warrants. The relative fair value of the new warrants issued to the Placement Agent was estimated at $3,488, which was also recorded as a discount to the Exchange Notes and is also being accreted to interest expense over the six-month term of the related notes.

The St. George Investments Warrant (see Note 5 Long-term Debt above for additional information related to this warrant and the related short-term convertible note) included an anti-dilution provision that required the Company to reduce the exercise price for the warrant for any subsequent issuances of Common Stock, or any instrument or securities that are convertible into or exercisable for shares of Common Stock, if the effective price for any such issuance was at an effective price per share that was less than the exercise price for the St. George Investments Warrant. Such a triggering event occurred upon issuance of the first of the Second and Third Quarter 2016

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

9. Stock Warrants (continued)

Convertible Debentures, each of which are convertible into shares of the Company’s Common Stock at $0.25 per share. Effective May 20, 2016, the exercise price of the St. George Investment Warrant was reduced to $0.25 per share thereby increasing the number of shares of Common Stock issuable upon exercise of this warrant to 4,912,500 shares from 1,637,500 shares (the adjustment was capped by a provision in the warrant agreement that limits any anti-dilution adjustment to three times the original number of shares issuable upon exercise of the warrant). The relative fair value of the adjustment was estimated to be $6,879, which was recorded as an additional discount to the March 2016 Convertible Debenture and was accreted over the remaining term of the obligation. As discussed above in Note 5 Long-term Debt, this debenture matured on September 6, 2016. The Company recognized accretion expense of $104,947 related to the adjustment.

In November 2016, St George Investments provided notice of exercise of warrant to the Company and the cashless exercise option. Exhibit A in the Warrant to purchase shares of Common Stock. Upon review of the cashless exercise, the Company contacted legal counsel who in turn collaborated with St George Investments counsel. A settlement of 6,445,000 shares was agreed upon by both parties and issued in December 2016 exhausting all warrants to purchase shares. This settlement agreement was approved by the Board of Directors on January 31, 2017. See Note 15 Evaluation of Subsequent Events

See Note 5 Long-term Debt and Note 6 Common Stock for information related to the issuance of warrants to Summit, WVJITB, and a placement agent for the purchase of 450,000, 1,180,000, and 6,841,569 shares of Common Stock, respectively during the year ended December 31, 2016. Note, the amount of warrants issued to the placement agent are net of warrants cancelled in September 2016.

In November and December 2016, pursuant to the “Closing”, issued 18-month Class A Warrants of 18,765,729 shares of Common Stock at an exercise price of $0.09 per share and issued five year Class B Warrants of 18,765,729 shares of Common Stock at an exercise price of $0.1125 per share. See Note 6 Common Stock for information regarding the “Closing.”

See also Note 15 Evaluation of Subsequent Events for information related to warrants issued in conjunction with the Company’s sale of Common Stock in January through March 2017.

The sale of Common Stock in November and December 2016 (see above) was completed at a unit price of $0.075 per share, which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company expects to issue 85,724,996 shares of Common Stock, issue 25,244,336 Warrants to purchase shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share (See Note 6 Common Stock) and reduce the exercise price of 49,459,532 warrants.

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $5,000 of Loans Payable to Stockholders into 66,667 shares of Common Stock at the rate of $0.075 per share. The Stockholder was also issued an 18-month Class A Warrant of 66,667 shares of Common Stock to purchase at an exercise price of $0.09 and a five-year Class B Warrant of 66,667 shares Common Stock to purchase at an exercise price of $0.1125 with the same terms and agreement as the current offering. The relative fair value of these warrants at the issuance date, and the corresponding liability recorded for these warrants at that date, was estimated at $5,480. See Note 6 Common Stock.

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $50,000 of accounts payable to a vendor into 666,667 shares of Common Stock at the rate of $0.075 per share. The Vendor was also issued an 18-month Class A Warrant of 66,667 shares of Common Stock to purchase at an exercise price of $0.09 and a five-year Class B Warrant of 66,667 shares Common Stock to purchase at an exercise price of $0.1125 with the same terms and agreement as the current offering. The relative fair value of these warrants at the issuance date, and the corresponding liability recorded for these warrants at that date, was estimated at $54,800. See Note 6 Common Stock.

As of December 31, 2016, warrants to purchase 122,475,881 shares of Common Stock were outstanding and exercisable. During the year ended December 31, 2016, the Company recognized a total of $202,982 in interest expense resulting from the accretion of the fair value of issued warrants.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

9. Stock Warrants (continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	71,342,894	$0.77	2.37
Granted	60,435,862	$0.21	2.65
Exercised	(4,912,500)	-
Cancelled or expired	(4,390,375)	$2.01
Outstanding at December 31, 2016	122,475,881	$0.43	2.13

The following table summarizes information about stock warrants at December 31, 2016:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.075	5,367,319
$0.09	19,632,396
$0.10	590,000
$0.1125	19,632,396
$0.25	4,808,145
$0.26	7,500,000
$0.30	2,845,000
$0.33	7,875,001
$0.35	14,831,098
$0.38	741,000
$0.40	1,040,000
$0.45	1,730,000
$0.50	2,250,523
$0.75	11,556,394
$0.80	1,602,500
$1.10	18,866,850
$1.12	263,750
$2.00	138,800
$2.20	98,320
$2.25	1,106,389
$0.075 - $2.25	122,475,881	2.13	$0.43

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

The Company provides for a full valuation allowance against the deferred tax asset. Net operating loss carryforwards start to expire beginning 2021 for both federal and state purposes. The net operating tax loss carryforward totals approximately $76,530,000 and $68,600,000 at December 31, 2016 and December 31, 2015, respectively.

We have recorded a full valuation allowance of $31,103,721 and $27,916,317 as of December 31, 2016 and 2015, respectively, due to uncertainties related to our ability to utilize the Company’s deferred tax assets, primarily consisting of certain net operating losses carried forward.

The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.

	December 31, 2016	December 31, 2015
Current deferred income tax asset:
Tax net operating loss carry forward	$29,846,911	$26,751,533
Tax-deferred stock option expense	1,256,810	1,164,784
Total current deferred income tax asset	31,103,721	27,916,317
Valuation Allowance	(31,103,721)	(27,916,317)
Net deferred income tax asset	$-	$-

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

Future minimum rental payments are as follows for the year ending December 31, 2015:

Year ending	Future minimum rental payments
2016 (payment in arrears)	$21,754
2017	185,317
2018	189,613
2019	188,813
2020	184,813
2021 & Thereafter	369,626

Rent expense totals $167,633 for the year ended December 2016 and $274,580 for 2015. As of September 30, 2015, the Company consolidated into one facility. As a result of the consolidation, rent expense declined from 2015 to 2016. The Company has notified the facility Leasing Company of the Company is exercising the renewal option within the leasing agreement.

On December 1, 2016, the Company executed the facility lease Renewal Option, Article IV-Possession, Renewal and Early Termination, 4.0.2 Renewal Option, for another five-year term starting April 1, 2017. On April 1, 2017, rent will increase $1,432 per a month, thus increasing annual rent to from $13,969 to $15,401 per a month.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

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

In 2016, the Company had received three court summons for past due accounts payables. The claims total $213,032 and are related to amounts the Company has properly accounted for in its accounting records, including late-payment fees and interest, if applicable. In December 2016, the Company entered into a confessed judgement with one of the vendor agreeing to make payment of $161,889.16 in full by January 31, 2017. Two payments of $25,000 each were made in December 2016 leaving a balance of $111,889.16 to pay by January 31, 2017.

Subsequent to December 31, 2016, the Company made full and final payment of $111,889.16 on the confessed judgement on January 31, 2017. As of the date of this report total claims are $37,000.00.

Indemnity of Directors and Officers

As permitted under Delaware law and required by corporate by-laws, the Company indemnifies and holds harmless its directors and officers for certain events or occurrences while the director or officer is or was serving in such capacity. The maximum potential amount of future payments that could be required under these indemnification obligations is unlimited; however, the Company maintains a Directors and Officers liability insurance policy that enables it to recover a portion of any future amounts paid with a limit of liability of $5,000,000.  The Company may incur an additional liability if indemnity for more than the limit of liability occurred, and such liability may have a material adverse effect on our financial position, cash flows and results of operations. As there were no known or pending claims, the Company has not accrued a liability for such claims as of December 31, 2016.

Agreement with Landlord

On November 4, 2016, the Company reached an agreement with the landlord for its Morgantown, West Virginia facility for payment of past-due rent. The agreement stipulates that the Company will pay the amount due as of October 31, 2016, $90,801, in four installments from November 4, 2016 through December 16, 2016. The Company has paid all installments, as scheduled.

Warranty Reserve

The Company provides for a one-year warranty with the sale of its LAESI instrument. Additionally, the Company sells extended warranties for an additional cost. During 2016, the Company sold no extended LAESI warranties. All other product warranties are 90 days from the date of delivery of the goods. As the Company does not currently have sufficient historical data on warranty claims, the Company's estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its product. During the year ended December 31, 2016 and 2015, the Company recorded accrued warranty expense of $45,000 and $50,000, respectively.

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

Under the terms of the license agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the year ended December 31, 2016, the Company recorded royalty expenses of approximately $24,319 compared to $41,500 as of December 31, 2015. As of December 31, 2016, the Company’s accounts payable balance includes approximately $85,883 to GWU, of which approximately $76,858 was in arrears, for royalties on LAESI sales compared to $54,693 as of December 31, 2015.

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

In January 2014, the Company became a subcontractor to GWU in a multi-year project with the Defense Advanced Research Projects Agency (“DARPA”) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within 30 days of exposure. During the year ended December 31, 2016, the Company recorded REDIchip royalty expense of $8,000 and $3,000 for December 31, 2015. As of December 31, 2016, the Company’s accounts payable balance includes approximately $41,000 to GWU, which includes the milestone commitment, of which $38,500 is in arears compared to $30,000 as of December 31, 2015. Subsequent to December 31, 2016, GWU has requested all past due payments be made. See Note 15 Evaluation of Subsequent Events for further information.

COAST Project

In 2014, the Company entered into an agreement with Omics2Image related to the “Next Generation Ambient Imaging Mass Spectrometry for (Bio)polymers and Smart Materials” (“COAST Project”). The Company has committed to fund €60,000 or $76,000 related to the COAST Project over the next twelve month period. Omics2Image agrees to evenly share the value gained from the efforts outlined within the scope of the COAST Project, which may include new intellectual property and the development of a commercial, integrated instrument system. As of December 31, 2015, the Company had made two payments of €40,000 or $46,600 to Omics2Image. On November 25, 2016, the Company paid the balance in full plus accrued interest of totaling $24,296. As of December 31, 2016, this commitment has been fully satisfied.

Engineering and Design Services

The Company has engaged Dynamic Manufacturing LLC, to produce ten LAESI units and of December 31, 2016, the Company has received ten LAESI units. As of December 31, 2016, the Company has payables of $53,063 of which $53,063 is in arears. In February 2017, this commitment has been paid in full and fully exhausted.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

15. Evaluation of Subsequent Events

Sale of Common Stock

In January through March 2017 (the “Closing”), the Company received an aggregate of $688,000 in gross cash proceeds from 21 accredited investors (the “Purchasers”) in connection with the sale of approximately 68.80 units of securities (each a “Unit” and collectively, the “Units”) pursuant to the terms and conditions of Subscription Agreements (the “Subscription Agreements”) by and among the Company and each of the Purchasers.

Pursuant to its private placement memorandum, dated as of October 31, 2016 (the “Memorandum”), the Company is offering, through a placement agent, a maximum of 500 Units of securities at a price of $10,000 per Unit for up to $5,000,000 in gross proceeds (the “Offering”). Each Unit consists of up to (a) 133,333.33 shares of Common Stock, par value $0.0001 (the “Common Stock”), (b) 18 month warrants to purchase 133,333.33 shares of Common Stock at an exercise price of $0.09 per share (the “Class A Warrants”), and (c) five year warrants to purchase 133,333.33 shares of Common Stock at an exercise price of $0.1125 per share (the “Class B Warrants” and together with the Class A Warrants, the “Investor Warrants”). If all 500 Units are sold, the Company will issue an aggregate of 66,666,667 shares of its Common Stock and Investor Warrants to purchase up to 133,333,334 shares of Common Stock. The Offering terminated on March 31, 2017.

In connection with the Closings, the Company paid to the placement agent an aggregate of $71,960 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to the placement agent to purchase an aggregate of 2,328,001 shares of Common Stock, with an exercise price of $0.075 per share and term of three years. The Company also issued one Unit to the placement agent’s legal counsel for services rendered in connection with the Closing.

Stock Warrants

Subsequent to December 31, 2016, the Company issued warrants to purchase 750,000 shares of Common Stock to West Virginia Jobs Investment Trust Board as consideration for modifying the terms of the loan agreement. The warrants are exercisable at an exercise price of $0.10 per share for a five-year term. In connection with this loan modification, a price of $0.10 was set to the September 30, 2016 warrant to purchase 590,000 shares of Common Stock.

Consultant Agreements

Subsequent to December 31, 2016, the Board of Directors approved payment of $50,000 to a certain Consultant for Consulting Services of which is to be paid as units of our securities consisting of (a) 666,667 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 666,667 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 666,667 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

Subsequent to December 31, 2016, the Company issued warrants to purchase 1,720,000 shares of Common Stock to Consultants pursuant to their Consulting Agreements.

Subsequent to December 31, 2016, the Company has issued an aggregate of 750,000 in Common Stock for consulting services. The consulting agreement required 500,000 shares of Common Stock to be issued upon execution of the Consulting Agreement. The aggregate of 250,000 shares of Commons Stock were issued as upon execution of the Consulting Agreement, in 2016, leaving an aggregate of 250,000 shares of Common Stock to be issued for execution of the agreement. In addition to the 500,000 shares of Common Stock to be issued upon execution of the Consulting Agreement, and for each quarter thereafter for the remainder of the Consulting Period, Common Stock and warrants to purchase Common Stock will be issued 250,000 shares of Common Stock and a warrant to purchase 250,000 shares of Common Stock to the Consultant on the first day of each quarter. The issuance of 750,000 comprised of 250,000 shares of Common Stock due upon execution of the Consulting Agreement, 250,000 shares of Common Stock for the first quarter in 2017 and 250,000 shares of Common Stock for the second quarter of 2017. On January 31, 2017 the Board of Directors approved the request to accelerate the issuance of 250,000 shares of Common Stock for the second quarter of 2017.

Subsequent to December 31, 2016, the Company has entered into a consulting agreement with a firm for professional financial advisory and introductory services for a period is from March 8, 2017 through December 31, 2017. Besides a one-time $10,000 retainer payment the consulting agreement requires payment of 1,200,000 shares of the Company’s Common Stock.

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

15. Evaluation of Subsequent Events (continued)

Advances from Stockholders

Subsequent to December 31, 2016, the Company received advances equal to an aggregate of $522,148 from certain current directors and related parties. A total of 131,319 was converted into current units of security (see subsequent event below) and no terms of repayment have been specified on the balance of aforementioned advances as of the filing date.

Conversion of Advances from Stockholders

Subsequent to December 31, 2016, Related Parties agreed to convert $2,521,719 of such Stockholder Notes and accrued interest of $92,319 into units of our securities consisting of (a) 34,853,829 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 34,853,829 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 34,853,829 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 29, 2017.

Payment on Debt

Subsequent to December 31, 2016, the Company made a $200,000 payment on the September 2016 10% OID Secured Promissory Note. As of the date of this report the balance of the note is $280,000.

Stock Options Granted

Subsequent to December 31, 2016, the Board of Directors approved 560,000 Stock Option awards to certain key personnel with an $0.11 exercise price. Stock Options vest over four years and expire no later than ten years from the date of grant.

Appointment of Principal Officer

Subsequent to December 31, 2016, the Board of Directors approved the appointment of Haddon Goodman to the Chief Business Officer, which was previously held by the Company’s President David Halverson.

Obligations to Vendors

Subsequent to December 31, 2016, the Company had fulfilled their obligation to MPR of $111,889 and such judgement has been cancelled.

License Agreements with The George Washington University (“GWU”)

Subsequent to December 31, 2016, the Company had received two Payment on Demand letters from George Washington University regarding the patent license agreement for “LISMA/NAPA License” and exclusive license agreement for the “LAESI License” along with the patent license agreement for the “Protein Microscope License.” As these letters relate to such agreements and past due payments they allow the Company to make payment or release their rights of the each of such license agreements by specified amount of days for each agreement or provide requested plans.

The Protein Microscope License request is to deliver the University an updated Development Plan per article 2.1, achieving first commercial sale of the Licensed Product per article 2.3, and either demonstrating expenditures of agreed diligence minimums or paying any shortfall per article 2.4 within forty-five (45) days of the letter. The due date of this request is March 13, 2017. As of the date of this report the Company has complied with the request and is currently working with GWU.

The LAESI License request is that all past due royalties are paid within sixty (60) days of the letter. George Washington University is preserving their rights under article 10.9 and 7.3(b) of the LAESI License agreement. The Company has made payment in full on March 28, 2017, this request has been fulfilled.

The LISMA/NAPA License request is that all past due royalties are paid within ten (10) days of the letter. As of the date of this report, the Company has relinquished all rights to the LISMA/NAPA License and Patents. George Washington University has accepted this relinquishment and has started the process of removing Protea from all rights.

Proxy

Subsequent to December 31, 2016, our definitive proxy statement on Schedule 14A, filed as of March 2, 2017 with the SEC. We submitted a ratification of appointment of Schneider Downs & Co., Inc. as our auditors for the 2016 fiscal year, is being submitted to our stockholders for ratification as a matter of good corporate practice. If our stockholders fail to ratify the appointment, the Board of Directors will reconsider whether to appoint Schneider Downs & Co., Inc. Even if the appointment is ratified, the Board of Directors in its discretion may direct the appointment of a different independent registered public accounting firm if the Board of Directors determines that a new appointment would be in our best interests and the best interests of our stockholders.

On January 31, 2017, at a special meeting of the Board of Directors, our Board of Directors approved by unanimous vote to seek shareholder approval of certain proposals by written consent that, to adopt and effectuate, will require the majority consent of our stockholders. As of the date of this filing on Form 10-K, we have submitted these proposals to our stockholders pursuant to our definitive proxy statement on Schedule 14A, filed on March 2, 2017 with the Securities and Exchange Commission ("SEC"). Under the proposals

PROTEA BIOSCIENCES GROUP, INC.

Notes to Consolidated Financial Statements

15. Evaluation of Subsequent Events (continued)

we are soliciting our stockholders written consent to approve the filing of an amended and restated certificate of incorporation in Delaware (“Restated Charter”), to increase the number of authorizes shares of our Common Stock, $0.0001 par value per share (“Common Stock”) from 500,000,000 shares of Common Stock to 750,000,000 shares of Common Stock (the “Authorized Common Stock Increase”), and with such Authorized Common Stock Increase to be effective at such time and date within one year after the date such action is approved by the Majority Stockholders, if at all, as determined by the Board of Directors in its sole discretion (the “Authorized Common Stock Increase Proposal”).

Included within our definitive proxy statement on Schedule 14A, filed as of March 2, 2017 with the SEC, we submitted a proposal to our stockholders for written consent to approve the filing of an amended and restated certificate of incorporation in Delaware (the “Restated Charter”) or in a subsequent amendment to the Restated Charter, provisions to effect a reverse split of our issued and outstanding Common Stock, within a range of not less than one-for-fifteen (1:15) and not more than one-for-fifty (1:50), with such ratio to be determined by the Board of Directors, in its sole discretion (the “Reverse Split”), and with such Reverse Split to be effective at such time and date within one year after the date such action is approved by the stockholders, if at all, as determined by the Board of Directors in its sole discretion (the “Reverse Split Proposal”).

The Reverse Split proposal, including the final reduced number of shares of Common Stock into which our currently outstanding shares will be converted (within the stockholder-approved range referred to above), if approved by the consent of a majority of our stockholders, will be determined by our Board of Directors in order to list our Common Stock on the Nasdaq Capital Market which, in any event, shall become effective only (a) upon the approved filing of the Restated Charter to consummate the Reverse Split with the Secretary of State of the State of Delaware, including the final reduced number of shares of Common Stock into which our currently outstanding shares will be converted; and (b) upon announcement of the Reverse Split by FINRA.

In the event that we receive written consent from a majority of our stockholders entitled to vote thereunder approving the Reverse Split and, subsequently, our Board of Directors elects to consummate the Reverse Split on or prior to March 31, 2017, the Board of Directors will not effectuate the filing of the Restated Charter to consummate the Authorized Common Stock Increase. However, in the event that we do not consummate the Reverse Split on or prior to March 31, 2017, we will consummate the Authorized Common Stock Increase by filing the Restated Charter with the Secretary of State of the State of Delaware as soon as practicable following March 31, 2017. Even if we do consummate the Authorized Common Stock Increase on or about March 31, 2017, our Board of Directors will still reserve and maintain the right to consummate the Reverse Split at such time and date within one year after the date such action is approved by our stockholders, if at all, and as determined by the Board of Directors in its sole discretion (the “Reverse Split Proposal”).

If implemented, the Reverse Stock Split will only effect our outstanding Common Stock and shares of Common Stock issuable upon conversion of convertible securities and exercise of warrants and options. It will not effect the number of shares of Common Stock we are authorized to issue under our Restated Charter.

The purpose of the Reverse Split is to enable us to qualify our Common Stock for listing on a national stock exchange such as The Nasdaq Capital Market or the NYSE AMEX. Our Common Stock is currently traded on the OTC Markets OTCQB marketplace. Such trading market is considered to be less efficient than that provided by a stock exchange such as The Nasdaq Stock Market or NYSE AMEX. In order for us to list our Common Stock on The Nasdaq Stock Market or NYSE MKT, we must fulfill certain listing requirements, including minimum bid price requirements for our Common Stock.

On April 4, 2017, the Company’s board of directors approved the Company’s decision to exercise such discretionary right by extending the deadline to receive written consents under the Consent Solicitation from the original date of March 30, 2017 to April 28, 2017.

Convertible Note

Subsequent to December 31, 2016, we issued our legal counsel, CKR Law LLP a $308,439 convertible note due September 30, 2017, representing accrued and unpaid legal fees through December 31, 2016 and in connection with the preparation and filing of our recent proxy statement. Such note will, at the option of the holder, either be paid out of the net proceeds of any public offering of our Common Stock we consummate prior to the maturity date of such note, or be convertible into shares of our common stock at a price equal to 85% of the initial per share offering price of our Common Stock we may offer in connection with such public offering. We have agreed to register the shares of Common Stock issuable upon conversion of the note in the registration statement relating to such public offering.

Senior Secured Convertible Note

On April 7, 2017, we received a loan of $1,750,000 from Summit Resources, Inc., one of our principal stockholders and an affiliate of Steve Antoline, one of our directors. The loaned amount includes $200,000 previously advanced by Summit and an additional $1,550,000 will be advanced to us from April 2017 through July 2017. We issued to Summit our senior secured promissory note in the principal amount of up to $1,750,000 that is payable in monthly installments over a period of 36 months.

Of the loan proceeds, $1,250,000 will be used to purchase the new state-of-the-art mass spectrometer we recently ordered and the balance of the loan will be used for working capital. We have agreed to apply 30% of the net proceeds (after commissions and offering expenses) we receive from any equity or equity type financing to reduce and prepay the $500,000 working capital portion of the loan. In addition, the entire loan is subject to mandatory prepayment in the event and to the extent that we receive gross proceeds of $5,000,000 or more from any subsequent public offering of our securities.

Commencing 30 days after installation of the Instrument we will pay monthly installments of principal and accrued interest in the amount equal to the greater of (a) $62,030.86 (representing 36 monthly installments of principal and accrued interest at the rate of 15% per annum), or (b) 20% of the cash proceeds we receive from customers who request services from the Company using the new mass spectrometer equipment. We also agreed to establish a special lock box to deposit cash proceeds we receive from use of such equipment.

The Note is convertible into shares of our Common Stock, at the option of the holder at a conversion price equal to the lower of $0.075 per share (as adjusted by the contemplated the reverse stock split), or (b) 85% of the offering price per share of the Common Stock in any subsequent public offering of our Common Stock.

The loan is secured by a first lien and security interest on all of our assets and properties, including the purchased equipment and all purchase orders we receive in connection therewith.

