Form 10-Q
period 2017-03-31
Protea Biosciences Group, Inc.
filed 2017-05-19
CIK 1335103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of May 18, 2017, the number of shares of the registrant’s classes of Common Stock issued and outstanding was 215,148,532. In addition, the registrant is obligated to issue an additional 85,724,996 shares of Common Stock under anti-dilution provisions of various outstanding securities.

PROTEA BIOSCIENCES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,532	$78,720
Accounts receivable, less allowance for doubtful accounts of $1,200 and $7,000 as of March 31, 2017 and December 31, 2016, respectively	88,791	436,933
Inventory	40,618	92,244
Prepaid expenses	150,735	121,027
Total current assets	295,676	728,924

Property and equipment, net	2,338,801	2,466,125
Deposits and other noncurrent assets	19,041	19,041
Total Assets	$2,653,518	$3,214,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities on short and long-term debt, net of discount	$3,798,276	$4,012,149
Accounts payable	1,712,272	1,796,416
Bank line of credit	3,000,000	3,000,000
Obligations to stockholders, net of discount	1,191,386	3,087,956
Derivative liabilities	6,924,124	3,097,921
Other current liabilities	617,518	556,047
Total current liabilities	17,243,576	15,550,489

Long-term debt, net of current maturities	1,834,251	1,769,355

Stockholders’ Deficit
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of March 31, 2017 and December 31, 2016)	–	–
Common stock ($0.0001 par value; 500,000,000 shares authorized; 209,848,532 and 162,471,373 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	20,985	16,247
Additional paid-in capital	84,664,764	81,123,483
Accumulated deficit	(101,110,159)	(95,245,530)
Accumulated other comprehensive income	101	46
Total Stockholders’ Deficit	(16,424,309)	(14,105,754)
Total Liabilities and Stockholders’ Deficit	$2,653,518	$3,214,090

See accompanying Notes to Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Gross revenue	$354,836	$475,338
Cost of revenue	(287,396)	(204,375)
Gross profit	67,440	270,963

Selling, general and administrative expenses	(1,497,306)	(1,604,404)
Research and development expenses	(128,940)	(232,610)
Loss from operations	(1,558,806)	(1,566,051)

Other income (expense)
Gains from sales of investment	–	637,100
Gain (loss) on disposal of assets	(15,387)	(182)
Interest expense	(460,318)	(150,329)
Debt conversion inducement cost	(5,000)	–
Change in fair value of derivative liabilities	(3,826,203)	(7,468)
Other income (expense)	1,085	1,386
Total other income (expense)	(4,305,823)	480,507
Loss before income taxes	(5,864,629)	(1,085,544)
Provision for income taxes	–	–
Net loss	(5,864,629)	(1,085,544)
Foreign currency translation adjustment	55	48
Total comprehensive loss	$(5,864,574)	$(1,085,496)

Weighted average number of shares of Common stock outstanding – basic and diluted	168,961,931	133,299,471

Net loss per share – basic and diluted	$(0.03)	$(0.01)

See accompanying Notes to Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

							Accumulated
	Preferred stock		Common stock				other	Total
	par value $0.0001		par value $0.0001		Additional	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	Deficit

December 31, 2016	–	$–	162,471,373	$16,247	$81,123,483	$(95,245,530)	$46	$(14,105,754)

Issuance of common stock, net issuance costs $124,492	–	–	9,173,330	917	562,591	–	–	563,508
Issuance of stock for services	–	–	3,416,667	342	229,658	–	–	230,000
Issuance of common stock upon conversion of related party debt	–	–	34,787,162	3,479	2,605,558	–	–	2,609,037
Stock warrants issued for services	–	–	–	–	102,267	–	–	102,267
Stock warrants issued as part of debt conversion inducement cost	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	41,207	–	–	41,207
Net loss	–	–	–	–	–	(5,864,629)	–	(5,864,629)
Foreign currency translation adj.	–	–	–	–	–	–	55	55

March 31, 2017	–	$–	209,848,532	$20,985	$84,664,764	$(101,110,159)	$101	$(16,424,309)

See accompanying Notes to Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,864,629)	$(1,085,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,345	158,993
Stock-based compensation	41,207	63,800
Issuance of common stock and warrants for services	332,267	38,445
Issuance of common stock for accrued interest	–	–
Accretion of original issue discount on short-term convertible notes	14,785	27,618
Accretion of debt issue costs on short-term convertible notes	228,790	–
Issuance of common stock with convertible debt	–	27,174
(Gain) loss on disposal of assets	42,933	182
Gains from sales of investment	–	(637,100)
Change in fair value of derivative liabilities	3,826,203	7,468
Net changes in certain assets and liabilities:	–	–
Accounts receivable	348,142	(122,639)
Prepaid expenses	(29,708)	55,111
Inventory	(1,437)	44,648
Other noncurrent assets
Accounts payable	(84,146)	(59,862)
Other current liabilities	153,790	185,201
Net cash used in operating activities	(834,458)	(1,296,505)

Cash flows from investing activities:
Purchase of and deposits on equipment	(19,890)	–
Proceeds from sale of equipment	–	25
Proceeds from sale of investment	–	637,100
Net cash (used in) provided by investing activities	(19,890)	637,125

Cash flows from financing activities:
Proceeds from advances from stockholders	537,148	109,500
Payments on advances from stockholders	–	(57,500)
Proceeds from issuances of debt	–	500,000
Payments of debt issuance costs	–	(60,000)
Payments on debt	(200,000)	(7,783)
Payments on capital leases	(109,551)	(95,996)
Bank Overdraft	–	264,661
Proceeds from sale of common stock	563,508	–
Net cash provided by financing activities	791,105	652,882
Effect of exchange rate changes on cash	55	48
Net decrease in cash	(63,188)	(6,450)
Cash, beginning of period	78,720	6,450
Cash, end of period	$15,532	$–

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

Basis of Presentation

The unaudited Consolidated Financial Statements include the accounts of Protea Biosciences Group, Inc. and its wholly-owned subsidiary, Protea Biosciences, Inc. In the opinion of management, these statements have been prepared on a basis consistent with the December 31, 2016 audited Consolidated Financial Statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of material intercompany transactions and balances, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. These unaudited, interim, Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations for the full fiscal year. These Consolidated Financial Statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 14, 2017 (“2016 Form 10-K”).

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes are the most important to the portrayal of the Company’s reported results of operations and financial condition and that require management’s most difficult, subjective or complex judgements, often as the result of the need to make estimates about the effects of matters that are inherently uncertain, is contained in Part II, Item 7 of our 2016 Form 10-K.

Recently Issued Accounting Pronouncements

There were no changes to the recently issued accounting pronouncements as described in the consolidated financial statements included in our 2016 Form 10-K.

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

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers. As of March 31, 2017, the Company’s accounts payable balance of $1,712,272 included $1,558,698 that was overdue by terms, $1,290,244 of which that was more than 90 days past due. Included in the $1,290,244 balance are amounts the Company owes for lab supplies, temporary employees, legal fees, interest and consulting. On April 7, 2017, we received a loan of $1,750,000 from Summit Resources, Inc., one of our principal stockholders and an affiliate of Steve Antoline, one of our directors that is payable in monthly installments over a period of 36 months, see Note 18 Evaluation of Subsequent Events for more information. The Company is in arrears on scheduled interest and principal payments on certain other debt obligations, as discussed in more detail Note 12 Debt. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by or advances from stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

The bank line of credit has been presented as a currently liability as the Company was in arrears with its interest at March 31, 2017. The line of credit of $3,000,000 has a due date of July 2018. See Note 9 Bank Line of Credit for more details.

As of the date of this report, the Company is in default with all but one short-term convertible notes with the principal amount totaling $2,384,222. The Company is working on an agreement with the holders of certain short-term convertible notes exchanged in September through November 2016 (the “Exchange Notes”) to extend the maturity date to September 30, 2017. The Exchange Notes shall have a principal amount totaling $2,384,222 which represents the Original Principal Amount plus accrued interest of 10% per annum for each of the Exchange Notes. In addition, the notes shall extend the maturity dates under the Exchange Notes to September 30, 2017. As mentioned above, one element of the Company’s strategy to manage its liquidity and capital resources and otherwise continue as a going concern is to obtain extensions and modifications to outstanding debt.

In March 2017, the Company’s debt obligation to stockholders decreased $2,516,719 and issued 34,787,162 shares of its Common Stock and warrants to purchase an aggregate of 69,574,324 shares of Common Stock as part of the Company’s “Insider Debt Conversion Agreement”. See Note 10 Obligations to Shareholders and Note 13 Common Stock for additional information about these transactions.

In the first quarter of 2017, the Company issued 9,173,332 shares of its Common Stock and warrants to purchase an aggregate of 18,346,662 shares of Common Stock resulting in gross proceeds of $688,000 associated with the 2016/17 Offering. See Note 13 Common Stock and Note 15 Warrants for additional information about these transactions.

We have sold most our investment in AzurRx BioPharma, Inc. (“AzurRx”) as a means of obtaining additional cash in prior periods. As of March 31, 2017, our ownership interest in AzurRx was 1.7% on a fully-diluted basis. As of the date of this report, the Company holds 125,757 shares of AzurRx common stock, 100,000 of which is subject to an option agreement under which a counterparty, who is the CEO of AzurRx and a former board of director of the Company, has an option to purchase these shares from the Company for $1.00 per share from January 4, 2016 through January 4, 2021. Subsequent to March 31, 2017 the Company sold 25,000 shares of Common Stock on the open market. See Note 18 Subsequent Events for more information.

Certain of the Company’s outstanding financial instruments contain anti-dilution provisions that may be triggered by the issuance of Common Stock or financial instruments such as Preferred Stock and warrants that are convertible or otherwise exchangeable for shares of the Company’s Common Stock. As a result of the 2016/17 Offering anti-dilution provisions under certain outstanding financial instruments have been triggered. Under such provisions the Company shall issue 85,724,996 shares of Common Stock resulting in significant dilution to investors without such protection. See Note 4 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments for additional information. See also Note 3 Derivative Liabilities for additional information related to the estimated fair value of the anti-dilution provisions included in the Company’s financial instruments that were outstanding as of March 31, 2017.

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

2.	Gross Revenue

The Company recognizes revenue from three major components: molecular information services, LAESI® instrument platform and research products.

	Three Months Ended
	March 31,
	2017	2016
Molecular information services	$257,753	$217,052
LAESI® instrument platform	6,883	179,795
Research products	90,200	78,791
Gross revenue	$354,836	$475,338

3.	Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. However, the Company has certain financial instruments that are embedded derivatives associated with certain capital raises and common stock purchase warrants. The Company evaluates all of its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB Accounting Standards Codification 815-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. If the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity. See also Note 4 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments.

4.	Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments

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

As of March 31, 2017, a range of key quantitative assumptions related to the Common Stock and warrants that include “down round protection” are as follows:

	Expected life (years)	Risk-free rate	Volatility	Probability of a capital raise
Derivative liabilities	0.50 – 5.00	0.91% and 1.27%	81.05%	100%

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

The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements as of March 31, 2017
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – Common Stock	$2,581,090	$–	$–	$2,581,090
Derivative liabilities – Warrants	3,710,217	–	–	3,710,217
Derivative liabilities – Convertible debentures	632,817	–	–	632,817
Total	$6,924,124	$–	$–	$6,924,124

	Fair value measurements as of December 31, 2016
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – Common Stock	$2,016,370	$–	$–	$2,016,370
Derivative liabilities – Warrants	854,553	–	–	854,553
Derivative liabilities – Convertible debentures	226,998	–	–	226,998
Total	$3,097,921	$–	$–	$3,097,921

The Company’s assessment of the probability of future capital raises is considered to be high. Such capital raise activities are estimated to take place at levels that could possibly result in anti-dilution triggers—currently at $0.075 per share, based on the 2016/17 Offering unit sales of Common Shares—especially considering the current market price for the Company’s Common Stock (which is currently less than $0.09 per share). The assumptions used for estimating future capital raises could be materially different from the actual results. Any such differences could materially impact the derivative liabilities and have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

As a result of the 2016/17 Offering unit share issuances, anti-dilution provisions under certain outstanding financial instruments have been triggered, which was considered in the assumptions for future capital raise activity at March 31, 2017.

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2017
				Total fair value
	Derivative liabilities			measurements
	Common		Convertible	using Level 3
	stock	Warrants	debt	inputs
Balance as of December 31, 2016	$2,016,370	$854,553	$226,998	$3,097,921
Unrealized loss on derivative liabilities outstanding as of December 31, 2016	564,720	1,725,474	–	2,290,194
Fair value of variable conversion rate for convertible debentures issued in 2017	–	–	405,819	405,819
Fair value of derivative liabilities associated with other financial instruments issued in 2017	–	1,130,190	–	1,130,190
Balance as of March 31, 2017	$2,581,090	$3,710,217	$632,817	$6,924,124

5.	Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of shares of Common Stock outstanding, or 168,999,709 for the three months ended March 31, 2017; for the comparative periods in 2016, weighted average number of shares of Common Stock outstanding was 133,299,471. Common share equivalents (which may consist of stock options, warrants and convertible debt) are excluded from the computation of diluted loss per share for all periods presented because including them would be anti-dilutive. Common share equivalents that could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, were 278,374,047 and 80,102,519 shares as of March 31, 2017 and March 31, 2016, respectively.

6.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	March 31, 2017	December 31, 2016
Finished goods	$10,307	$8,725
Work-in progress	30,311	83,519
Total inventory	$40,618	$92,244

7.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 – 10 years
Vehicles	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
Lab equipment	$5,701,039	$5,698,009
Computer equipment	552,423	552,423
Office equipment	191,248	191,248
Leasehold improvements	212,730	212,730
	6,657,440	6,654,410
Accumulated depreciation	(4,318,639)	(4,188,285)
Property and equipment, net	$2,338,801	$2,466,125

For the three months ended March 31, 2017, depreciation expense was $157,345. For the three months ended March 31, 2016, depreciation expense was $158,993.

8.	Trade Accounts Receivable and Other Noncurrent Assets

Trade accounts receivable, net includes a bad debt allowance of $1,200 and $7,000 for March 31, 2017 and December 31, 2016, respectively.

Other noncurrent assets consisted of deposits totaling $19,041 of March 31, 2017 and December 31, 2016.

9.	Bank Line of Credit

The Company has a line of credit with a bank that is authorized to $3,000,000. The interest rate is variable and equal to 0.75% plus prime with a minimum rate of 5.87% per annum. The line of credit is subject to an annual review and certain covenants. Borrowings under the line are secured by the personal guarantee of three board members and the estate of a former board member. On June 20, 2016, the Company and the bank entered into an agreement that established July 12, 2018 as the maturity date for the outstanding balance of the line of credit, which was $3,000,000 as of March 31, 2017 and December 31, 2016.

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

As of the date of this report, the Company is one month in arrears with scheduled payments to the bank. The bank has not issued any notice to the Company regarding any default or possible default under the line of credit; however, this has caused the Company to classify the line of credit as a current liability.

10.	Obligations to Stockholders

During the three months ended March 31, 2017, the Company received advances equal to an aggregate of $537,148 from various directors and current stockholders of the Company increasing the advance obligation to $3,625,104 including promissory notes. The advances have no terms of repayment and do not bear interest. Certain Stockholders have converted some of their 2017 advances into Common Stock and warrants. See below.

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit. In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of Common Stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement cost related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015. As of December 31, 2016, the outstanding balance was $1,000,000 or $917,000, net of discount. On March 14, 2017, Summit agreed to convert the balance of this note and accrued interest into securities, see below. Accretion expense of $83,000 was recognized in March 2017 due to the note being converted.

In March 2017, certain related parties agreed to convert $2,320,400 of such Stockholder advances received on or before December 31, 2016 and $196,319 of such Stockholder advanced received in 2017 along with accrued interest of $92,319 into units of our securities consisting of (a) 34,787,162 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 34,787,162 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 34,787,162 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

The $200,000 interest-bearing promissory note with a stockholder has reached maturity. This obligation has a current principal amount of $194,556. In February 2017, the Company and the stockholder discussed the possibility of converting the unpaid principal balance into units of our securities containing identical terms of the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017 only when the accrued and unpaid interest of $15,047, as of March 31, 2017, is paid in cash. As of the date of this report, the Company is still in discussions with the related party regarding timing of the conversion.

On March 14, 2017, the Company received an extension of maturity on the $255,000 related party note. This note was obtained from a bank and the Company is responsible for repaying the related party note directly to the bank by August 28, 2017.

See Note 13 Common Stock related to the conversion of advances and interest into shares of Common Stock.

See also Note 18 Evaluation of Subsequent Events for activity related to advances and other loans payable to stockholders after March 31, 2017.

11.	Other Current Liabilities

Other current liabilities consist of the following at:

	March 31, 2017	December 31, 2016
Accrued expenses	$33,358	$68,411
Accrued interest	304,266	264,507
Accrued warranty expense	35,000	45,000
Accrued payroll and benefits	189,322	119,619
Accrued sales tax	–	103
Unearned revenue	55,572	58,407
Other payables and accrued expenses	$617,518	$556,047

12.	Debt

Convertible Promissory Notes with WVJITB

The Company has outstanding two convertible promissory notes with the West Virginia Jobs Investment Trust Board (“WVJITB”). One is an 18-month note issued in March 2012 with a principal amount of $290,000 (“March 2012 Promissory Note”) and the second a 3-month note issued in April 2012 with principal amount of $400,000 (“April 2012 Promissory Note”). As of March 31, 2017, the principal balance of the March 2012 Promissory Note was $290,000 with the principal balance of the April 2012 Promissory Note having been reduced to $300,000 as the result of a payment made by the Company in 2013. Since the issuance of these notes, the Company and WVJITB have enacted several addendums to both notes, including extending the maturity dates and reducing the rate at which the notes are convertible into shares of Common Stock.

On January 17, 2017, the Company and WVJITB entered into another addendum, loan modification, whereby the maturity date of the promissory note was extended until December 31, 2017. The loan modification requires the Company to pay all accrued unpaid interest is due in full on March 1, 2017. Starting in April 2017 principal payments of $50,000 to be split evenly between the two notes and interest is due monthly until maturity is reached. In return of the extension, the Company paid a $5,000 loan modification fee and granted WVJITB another five-year warrant to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $0.10.

As of March 31, 2017, the principal balance of each note has been offset with the fair value of the warrant. The relative fair value of the warrant at the issuance date was estimated at $30,825 and $7,322 has been accreted for the three months ending March 31, 2017.

Promissory Note with WVDO

As of January 31, 2017, the Company was eleven months is arrears on scheduled principal and interest payments on an outstanding note payable to the West Virginia Development Office (“WVDO”). The deferral amount totaled $92,873. The promissory note matured on January 31, 2017. In February 2017, the Company and WVDO reached an agreement whereby the Company would defer payment for another year.

Convertible Debentures and September 2016 OID Note

As of March 31, 2017, the Company is in default under approximately $2,250,544 of outstanding debt securities owed to various investors and may not be able to obtain extension of the maturity. The Company is offering to the holder(s) of all $2,384,222 of OID Debentures, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange their debentures for a new 20% OID convertible debenture due September 30, 2017, plus one share of our Common Stock for each $1.00 outstanding principal amount of the new 20% OID convertible debenture issued to them. As proposed, the contemplated restated 20% OID convertible debenture would be in face amount equal to 100% of the outstanding principal of and accrued interest on the earlier convertible debentures and, upon consummation of any subsequent public offering of our Common Stock that is registered under the Securities Act prior to the new maturity date, would be subject to mandatory conversion at a 20% discount to the initial public offering price of our Common Stock (the “OID Convertible Debenture Exchange Offer”). The OID Convertible Debenture Exchange Offering will be offered for a period expiring on the earlier of June 30, 2017 or acceptance of the OID Convertible Debenture Exchange Offer by 100% of the holders of such OID Debentures.

September 2016 10% OID Secured Promissory Note

As of March 31, 2017, the Company is in negotiations with the holder of the note to extend the maturity date. The current balance of the note is $280,000. See Note 18 Evaluation of Subsequent Events for information relating to the extension of this note.

Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of March 31, 2017, the Company had six capital lease obligations outstanding with imputed interest rates ranging from 5.04% to 9.45%. The capital leases require 24 – 60 monthly payments and expire in June 2017 – June 2020. These leases are secured by equipment with an aggregate cost of $1,783,676. As of March 31, 2017, the Company was two months in arears on two capital lease payments.

See Note 18 Evaluation of Subsequent Events for additional activity and information regarding debt.

Total outstanding debt, including capital lease obligations, are as follows (table excludes the outstanding balance of the bank line of credit because it was presented as a current liability, as discussed in Note 9 Bank Line of Credit; table also excludes obligations to stockholders, which are detailed in Note 10 Obligations to Stockholders and presented as a separate line item on the Company’s Consolidated Balance Sheets):

	March 31, 2017	December 31, 2016
1) Note Payable to the WVDO	$92,873	$92,873
2) Note Payable to the WVEDA (a)	143,312	143,312
3) Note Payable to the WVIJDC (b)	139,229	139,229
4) Note Payable to the WVEDA (a)	572,148	572,148
5) Note Payable to the WVIJDC (b)	581,987	581,987
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVEDA (a)	168,362	168,362
9) Convertible Debenture 2nd & 3rd Quarters 2016	2,114,438	2,114,438
10) September 2016 10% OID Secured Promissory Note	280,000	480,000
11) September 2016 20% OID Note	156,250	156,250
12) Short-term Convertible Note in March 2016	–	-
13) Capital leases	818,979	928,530
Total	5,657,578	5,967,129
Less: current portion	(3,798,276)	(4,012,149)
Less: unamortized original issue discount	–	(22,001)
Less: unamortized debt issuance costs	(25,051)	(163,624)
Long-term portion	$1,834,251	$1,769,355

(a)       West Virginia Economic Development Authority

(b)       West Virginia Infrastructure and Jobs Development Council

Future required minimum principal repayments over the next five years are as follows (same exclusions as noted for the table above):

Future required minimum
Year Ended December 31:	principal payments
2017	$3,733,206
2018	534,352
2019	500,357
2020	495,353
2021 and thereafter	394,310
Total	$5,657,578

13.	Common Stock

The Company was authorized to issue a total of 510,000,000 shares of stock, of which 500,000,000 shares were designated Common Stock, par value of $0.0001 per share with one vote in respect of each share held and no cumulative voting rights (“Common Stock”), and 10,000,000 are designated preferred stock, par value of $0.0001 per share with one vote in respect of each share held (“Preferred Stock”). There were no shares of Preferred Stock issued or outstanding as of December 31, 2016 and no such shares were issued during the three months ended March 31, 2017. In January 2017, the Board of Directors agreed to increase the Company’s authorized shares to 750,000,000.

The Company filed the Restated Charter with the Secretary of State of the State of Delaware on April 25, 2017 to increase the Company’s authorized shares to 760,000,000, of which 750,000,000 shares were designated Common Stock, par value of $0.0001 per share and 10,000,000 designated preferred stock, par value of $0.0001 per share.

Proxy

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

As of April 24, 2017, the Company has received the written consent of more than a majority of the voting power of its Common Stock outstanding as of the Record Date in favor of the Proposals and terminated the Consent Solicitation period.

See Note 18 Evaluations of Subsequent Events for additional information related to the proxy.

Conversion of Obligations to Stockholder

In March 2017, related parties converted $2,516,719 of such Stockholder Notes and accrued interest of $92,319 into units of our securities consisting of (a) 34,787,162 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 34,787,162 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 34,787,162 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

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

In connection with the Closing, the Company issued an aggregate of 9,173,331 shares of Common Stock at $0.075, Class A Warrants to purchase 9,173,331 shares of Common Stock at an exercise price of $0.09 per share and Class B Warrants to purchase 9,173,331 shares of Common Stock at an exercise price of $0.1125 per share. See Note 15 Warrants for additional information.

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

In connection with the Closing, the Company paid to the placement agent an aggregate of $88,040 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to the placement agent to purchase an aggregate of 2,222,000 shares of Common Stock, with an exercise price of $0.075 per share and term of three years. The Company also issued one Unit to the placement agent’s legal counsel for services rendered in connection with the Closing.

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

The sale of Common Stock from November through March 2017 (see above) was completed at a unit price of $0.075 per share, which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company is required to issue 85,724,996 shares of Common Stock, issue 25,244,336 Warrants to purchase shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share (See Note 12 Debt) and reduce the exercise price of 49,459,532 warrants.

Consultant Agreements

On January 31, 2017, the Board of Directors approved payment of $50,000 to a certain Consultant for Consulting Services of which is to be paid as units of our securities consisting of (a) 666,667 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 666,667 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 666,667 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

On January 31, 2017, the Board of Directors approved payment of 2,000,000 shares of Common Stock to a certain Consultant for Consulting Services which were issued in February 2017.

In February 2017, the Company has issued an aggregate of 750,000 in Common Stock for consulting services. The consulting agreement required 500,000 shares of Common Stock to be issued upon execution of the Consulting Agreement. The aggregate of 250,000 shares of Commons Stock were issued as upon execution of the Consulting Agreement, in 2016, leaving an aggregate of 250,000 shares of Common Stock to be issued for execution of the agreement. In addition to the 500,000 shares of Common Stock to be issued upon execution of the Consulting Agreement, and for each quarter thereafter for the remainder of the Consulting Period, Common Stock and warrants to purchase Common Stock will be issued 250,000 shares of Common Stock and a warrant to purchase 250,000 shares of Common Stock to the Consultant on the first day of each quarter. The issuance of 750,000 comprised of 250,000 shares of Common Stock due upon execution of the Consulting Agreement, 250,000 shares of Common Stock for the first quarter in 2017 and 250,000 shares of Common Stock for the second quarter of 2017. On January 31, 2017, the Board of Directors approved the request to accelerate the issuance of 250,000 shares of Common Stock for the second quarter of 2017.

In March 2017, the Company entered into a consulting agreement with a firm for professional financial advisory and introductory services for a period is from March 8, 2017 through December 31, 2017. Besides a one-time $10,000 retainer payment the consulting agreement requires payment of 1,200,000 shares of the Company’s Common Stock. As of the date of this report, the shares associated with this agreement haven’t been issued.

Anti-Dilution Triggering Event

The sale of Common Stock in the 2016/17 Offering was completed at a unit price of $0.075 per share, which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company expects to issue 85,724,996 shares of Common Stock, issue 25,244,336 Warrants to purchase shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share and reduce the exercise price of 49,459,532 warrants.

Common Stock issued and outstanding is as follows:

	Shares		Price		Estimated
	issued and		per	Gross	fair value at	Par	Additional
	outstanding		share	proceeds	issuance	value	paid-in capital
Balance as of December 31, 2016	162,471,373		Various	$59,801,216	$2,951,293	$16,247	$62,440,674
Issuance (a)	9,173,330		$0.075	688,000	–	917	563,508
Issuance (b)	3,416,667		$ various	–	230,000	342	229,658
Issuance (c)	34,787,162		$0.075	–	2,609,037	3,479	2,605,558
Balance as of March 31, 2017	209,848,532	(d)		$60,489,216	$5,790,330	$20,985	$65,839,398

(a)	Shares issued in conjunction with the 2016/17 Offering and contains no anti-dilution provisions
(b)	Shares issued in conjunction with certain Consultant Agreements
(c)	Shares issued for conversion of debt and interests. Shares do not contain anti-dilution provisions
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

		Weighted average	Weighted ave. remaining
	Stock options	exercise price	contractual life (years)
Outstanding as of December 31, 2016	10,780,086	$0.57	7.30
Granted	560,000	$0.15
Exercised	–	$–
Cancelled or expired	(430,000)	$0.48
Outstanding as of March 31, 2017	10,910,086	$0.55	7.20

Exercisable as of December 31, 2016	5,680,899	$0.84	5.70
Exercisable as of March 31, 2017	5,871,656	$0.81	5.72

The following table summarizes information about stock options at March 31, 2017:

Stock options outstanding				Stock options exercisable
			Weighted		Weighted
		Weighted average	average		average
		remaining contractual	exercise		exercise
Exercise price	Outstanding	life (in years)	price	Exercisable	price
$0.15	3,560,000			375,000
$0.25	1,573,336			839,592
$0.48	150,000			56,250
$0.50	79,000			79,000
$0.53	325,000			142,188
$0.55	3,312,000			2,468,876
$1.25	50,000			50,000
$1.50	1,646,000			1,646,000
$2.00	214,750			214,750
$0.15 – $2.00	10,910,086	7.20	$0.55	5,871,656	$0.81

As of March 31, 2017, the total aggregate intrinsic value for stock options currently exercisable and stock options outstanding was estimated to be $0.  This value represents the total pre-tax, intrinsic value based on the estimated fair value of the Company’s Common Stock price of $0.08 per share as of March 31, 2017.

The following table summarizes the activity of the Company’s stock options that have not yet vested:

		Weighted average
		grant-date fair
	Stock options	value (per option)
Non-vested as of December 31, 2016	5,340,687	$0.12
Granted	560,000	$0.15
Forfeited	(279,375)	$0.21
Vested	(582,882)	$0.07
Non-vested as of March 31, 2017	5,038,430	$0.24

The fair value of non-vested stock options to be recognized in future periods is $588,548, which is expected to be recognized over a weighted average period of 2.57 years. The total fair value of stock options vested during the three months ended March 31, 2017 was $41,208 compared to $63,800 for the three months ended March 31, 2016.

Stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2017	2016
Selling, general, and administrative expense	$37,822	$58,018
Research and development expense	3,386	5,782
Total stock-based compensation	$41,208	$63,800

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2017 was $0.097 per stock option and for the three months ended March 31, 2016 it was $0 per stock option.

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016
Weighted average risk-free interest rate	2.12%	N/A	%
Volatility factor	66.32%	N/A	%
Weighted average expected life (in years)	7	N/A
Dividend rate	0%	N/A	%

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

See Note 12 Debt and Note 13 Common Stock for information related to the issuance of warrants to related parties, WVJITB, Consultants, Investors and a placement agent for the purchase of 69,574,324, 750,000, 1,720,000, 18,346,662 and 2,222,000 shares of Common Stock, respectively during the three months ended March 31, 2017.

As of March 31, 2017, warrants to purchase 214,206,968 shares of Common Stock were outstanding and exercisable. During the three months ended March 31, 2017, the Company recognized a total of 150,158 in interest expense resulting from the accretion of the fair value of issued warrants.

The following table summarizes the activity of the Company’s warrants:

			Weighted	Weighted
			average	average remaining
			exercise	contractual life
	Warrants		price	(in years)
Outstanding as of December 31, 2016	122,475,881		$0.43	2.13
Granted	92,612,986		$0.10	3.83
Exercised	–		$
Cancelled or expired	(881,899)		$1.90
Outstanding as of March 31, 2017	214,206,968	(a)	$0.25	2.81

(a) includes 57,488,533 warrants that contain an anti-dilution provision

The following table summarizes information about warrants as of March 31, 2017:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.075	7,463,720
$0.090	63,592,889
$0.100	1,810,000
$0.110	1,250,000
$0.1125	63,592,889
$0.190	4,654,145
$0.240	7,500,000
$0.270	14,831,098
$0.280	2,845,000
$0.325	8,029,001
$0.375	741,000
$0.400	1,040,000
$0.450	1,730,000
$0.500	13,315,667
$0.740	7,309,395
$0.750	491,250
$0.800	1,415,000
$1.100	11,773,275
$1.120	263,750
$2.200	70,000
$2.250	488,889
$0.075 - $2.250	214,206,968	2.81	$0.25

16.	Commitments and Contingencies

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

In 2016, the Company had received three court summons for past due accounts payables. The claims total $213,032 and are related to amounts the Company has properly accounted for in its accounting records, including late-payment fees and interest, if applicable. In December 2016, the Company entered into a confessed judgement with one of the vendor agreeing to make payment of $161,889.16 in full by January 31, 2017. Two payments of $25,000 each were made in December 2016 leaving a balance of $111,889.16 to pay by January 31, 2017. The Company made full and final payment of $111,889.16 on the confessed judgement on January 31, 2017. As of the date of this report total claims are $37,000.

Warranty Reserve

The Company provides for a one-year warranty with the sale of its LAESI® instruments. As the Company does not currently have sufficient historical data on warranty claims, the Company’s estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its products. As of March 31, 2017, and December 31, 2016, the Company had accrued warranty expense of $35,000 and $45,000, respectively.

University License Agreements

The Company has agreements with West Virginia University (“WVU”) and George Washington University (GWU) related to in-licensed technologies as follows:

WVU	The Company has entered into a License and Exclusive Option to License Agreement with the West Virginia University Research Corporation (“WVURC”), a nonprofit West Virginia corporation acting for and on behalf of WVU. Under the terms of this agreement, the WVURC has granted the Company an exclusive option to license technology from the laboratories of certain WVU principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide. Under the terms of this Agreement, the Company pays expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenue resulting from the sale of products and services that utilize the WVU subject technology.

GWU	In March 2009, the Company entered into an Exclusive License Agreement with GWU for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is laser ablation electrospray ionization, or “LAESI”, a new method of bioanalytical analysis that enables high throughput biomolecule characterization. Under the terms of this agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company has obtained a registered trademark for “LAESI®”. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company pays royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the three months ended March 31, 2017, the Company recorded royalty expenses of $699. During the three months ended March 31, 2016, the Company recorded royalty expenses of $1,257.

In January 2017, the Company had received a Payment on Demand letters from George Washington University regarding exclusive license agreement for the “LAESI License” along with the patent license agreement for the “Protein Microscope License.” As these letters relate to such agreements and past due payments they allow the Company to make payment or release their rights of the each of such license agreements by specified amount of days for each agreement or provide requested plans.

George Washington University requests that all LAESI License past due royalties and interest of $110,374 be paid within sixty (60) days of the letter dated January 27, 2017. George Washington University is preserving their rights under article 10.9 and 7.3(b) of the LAESI License agreement. The Company has made payment in full on March 28, 2017, this request has been fulfilled.

As of March 31, 2017, the Company’s accounts payable balance included $47,700 payable to GWU, of which $0, for royalties on sales of the LAESI® instrument platform and $699 royalties on Imaging Services work using the LAESI® instrument. Under the terms of the Company’s Exclusive License Agreement with GWU, as amended, the Company is required to pay interest on amounts that are more than five (5) business days overdue. In addition, the Company’s agreement with GWU allows GWU to terminate the agreement under certain circumstances, including related to late payments.

In January 2014, the Company became a subcontractor to GWU in a multi-year project with the Defense Advanced Research Projects Agency (“DARPA”) to develop new tools and methods to elucidate the mechanism of action of a threat agent, drug, biologic or chemical on living cells within thirty (30) days of exposure. This product is called REDIchip™ (an acronym for Resonance-Enhanced Desorption Ionization).

Yale	In April 2016, we entered into an exclusive license agreement for technology with Yale University related to the differential diagnosis of melanoma, specifically designated as a "Method of Differentiating Benign Melanocytic Nevi from Malignant Melanoma." The technology was co-invented by Dr. Rossitza Lazova, of the Department of Dermatology at Yale School of Medicine, and Dr. Erin Seeley our Principal Investigator. Under the terms of the license agreement, we have been granted the exclusive worldwide rights to commercialize the technology. We are obligated to pay expenses for the preparation, filing and prosecution of future related patent applications governed by the license agreement and related license fees. We are obligated to pay a non-refundable royalty of $5,000 payable to Yale University in May 2016, and an annual license maintenance royalty of $2,500 in April 2017 and an annual license maintenance royalty of $5,000 in each anniversary year thereafter. We also pay a non-refundable royalty of $5,000 upon our making our first sale of a licensed product, $7,500 when we file for an approval for commercial sale with a government regulatory agency and $10,000 upon our “first sale” of a licensed product that is approved by such governmental agency. In addition, we will pay Yale an earned royalty of 2.5% on worldwide cumulative net sales of licensed products by our company or under any sub-license or affiliate arrangements, to accrue within thirty (30) days from the end of each calendar quarter, subject to the payment of minimum annual royalties of $10,000, payable on the first day of January in the year following our first sale of licensed products (the “Minimum Royalty Effective Date”), and increasing to $15,000 on the first anniversary of the Minimum Royalty Effective Date, $20,000 on the second anniversary of the Minimum Royalty Effective Date, $30,000 on the third anniversary of the Minimum Royalty Effective Date, $40,000 on the fourth anniversary of the Minimum Royalty Effective Date and $50,000 on the fifth anniversary of the Minimum Royalty Effective Date and each subsequent anniversary year thereafter. Unless earlier terminated in accordance with its terms, the Yale license agreement expires upon the later of 20 years from the effective date or the end of the term of the last underlying patent to expire.

17.	Supplemental Cash Flow Information

Cash paid for interest and income taxes

During the three months ended March 31, 2017, cash paid for interest totaled $104,566. Cash paid for interest for the three months ended March 31, 2016 was $47,459.

The Company did not pay any income taxes during 2016 or the three months ended March 31, 2017.

Non-cash investing and financing activities

	Three Months Ended March 31,
	2017	2016

Equipment acquired under capital leases	$–	$18,344
Issuance of common stock upon conversion of accrued interest	$–	$41,393
Issuance of common stock upon conversion of related party debt and interest	$2,614,037	$–
Issuance costs for short-term debt	$–	$5,000
Fair value of warrant committed to placement agent	$–	$2,456

18.	Evaluation of Subsequent Events

Convertible Note

Subsequent to March 31, 2017, we issued our legal counsel, CKR Law LLP a $308,439 convertible note due September 30, 2017, representing accrued and unpaid legal fees through December 31, 2016 and in connection with the preparation and filing of our recent proxy statement. Such note will, at the option of the holder, either be paid out of the net proceeds of any public offering of our Common Stock we consummate prior to the maturity date of such note, or be convertible into shares of our common stock at a price equal to 85% of the initial per share offering price of our Common Stock we may offer in connection with such public offering. We have agreed to register the shares of Common Stock issuable upon conversion of the note in the registration statement relating to such public offering.

Senior Secured Convertible Note

On April 7, 2017, we received a loan of $1,750,000 from Summit Resources, Inc., one of our principal stockholders and an affiliate of Steve Antoline, one of our directors. The loaned amount includes $300,000 previously advanced by Summit and an additional $1,250,000 will be advanced to us from April 2017 through July 2017. We issued to Summit our senior secured promissory note in the principal amount of up to $1,750,000 that is payable in monthly installments over a period of 36 months.

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

In a related development on April 21, 2017, we entered into an agreement with Summit under which Summit:

•	Consented to the exchange agreement with GRQ and waived any defaults on our part under the Summit loan agreement; and
•	agreed to waive its security interest in the GRQ Collateral until such time as we pay the $301,577.79 obligation to GRQ.

The Company and our subsidiary reaffirmed Summit’s senior priority lien and security interest on all of our assets and properties, other than the specific GRQ Collateral.

Proxy

As of April 24, 2017, the Company has received the written consent of more than a majority of the voting power of its Common Stock outstanding as of the Record Date in favor of the Proposals and terminated the Consent Solicitation period.

The Company filed the Restated Charter with the Secretary of State of the State of Delaware on April 25, 2017.

September 2016 10% OID Secured Promissory Note

On April 20, 2017, we entered into an exchange agreement with GRQ Consulting Inc. 401k (‘GRQ”) under Section 3(a)(9) of the Securities Act of 1933, as amended. Under the terms of the exchange agreement, GRQ exchanged the Original GRQ Note for a new Company note that requires the Borrowers to pay in full the overdue $301,577.79 amount by not later than June 30, 2017, plus an additional unsecured amount of $375,000 by September 30, 2017 (the “Final Maturity Date”); which latter amount is convertible by the holder at any time at a conversion price $0.075 per share or may be paid at our option at any time prior to the Final Maturity Date by delivering to the note holder 5,000,000 shares of our Common Stock. On April 21, 2017, GRQ exercised its conversion right and converted the $375,000 balance of the note into 5,000,000 shares of our common stock.

The guaranty of our Protea subsidiary and GRQ’s security interest in the GRQ collateral remain in full force and effect pending our payment of the $301,577.79 amount due on June 30, 2017.

In a related development on April 21, 2017, we entered into an agreement with Summit under which Summit:

•	Consented to the exchange agreement with GRQ and waived any defaults on our part under the Summit loan agreement; and
•	Agreed to waive its security interest in the GRQ Collateral until such time as we pay the $301,577.79 obligation to GRQ.

The Company and our subsidiary reaffirmed Summit’s senior priority lien and security interest on all of our assets and properties, other than the specific GRQ Collateral.

Obligations to Stockholders

Subsequent to March 31, 2017, the Company received advances totaling $415,000 from certain related parties. Some of these obligations may convert into the terms of the previous 2016-17 Offering. All advances that do not convert have no terms of repayment and do not bear interest.

Executed Consulting Agreements

Subsequent to March 31, 2017 the Company has entered into one (1) consulting agreement. This agreement was entered into for business advisory services and has a term period from April 24, 2017 through December 31, 2017. The Company will compensate the Consultant by issuing 250,000 shares of Common Stock no later than 30 days from the effective date. These compensation shares have not been issued to date.

Sale of Investment

Subsequent to March 31, 2017 the Company sold 25,000 shares of AzurRx common stock as means for obtaining additional cash. The shares were sold on the open market and the Company received $85,355. As of the date of this report the Company’s ownership interest in AzurRx is 1.36% on a fully diluted basis and holds 100,757 shares of AzurRx common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of Protea Biosciences Group, Inc. (“we,” “us,” “our,” “Protea” or the “Company”) Annual Report to the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 14, 2017 (the “2016 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2016 Form 10-K.

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

For a comprehensive discussion of the Company’s business, its strategy, products and services, competitive environment and related information please see Part I, Item 1 of the Company’s 2016 Form 10-K.

RESULTS OF OPERATIONS

The following section pertains to activity included in the Company’s Consolidated Statements of Operations and Comprehensive Loss, which are contained in Part I, Item 1 of this report.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The Company recorded a net loss of $5,864,629 for the three months ended March 31, 2017. This result is an increased loss of $4,779,085 over the $1,085,544 net loss recorded for the three months ended March 31, 2016. The change reflects a $3,818,735 increase in the Company’s estimate of the fair value of the anti-dilutive provisions included in certain of the Company’s outstanding financial instruments compared to March 31, 2016. See Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments for additional information. Other quarter-over-quarter changes include an increase in interest expense of $309,989.

Gross revenue for the three months ended March 31, 2017 decreased by 25% over the gross revenue recognized for the three months ended March 31, 2016. Traditionally the first quarter of the year tends lower than other quarters throughout the year due to the nature of the business. Revenue from molecular information services increased by 19%. The revenue component reflects an increase the number of services projects completed in the quarter offset by the actual dollar amount of the service projects. At the end of the three months ended March 31, 2017, there was a back log of projects due to customers unable to provide samples to process. Molecular information service customers include pharmaceutical, biotechnology, chemical and medical device companies.

In the three months ending March 31, 2017, we did not sell any LAESI® devices; however, we sold one of these devices during the three months ended March 31, 2016. As a result, revenue from this component decreased by 96% quarter-over-quarter. The decrease in LAESI sales is due a strategic decision by management to change focus from instrument sales to molecular information and imaging services.

Revenue from research products increased by 15%. The increase reflects an increase in revenue from the sales of research products due to our customer base expanding.

For the three months ended March 31, 2017 versus the three months ended March 31, 2016, cost of revenue as presented in the Statement of Operations and Comprehensive Loss increased by $83,021 or 41% primarily as a result of the Company implementing a new methodology to estimate cost of revenue for molecular information services during the three months ended June 30, 2016.

Selling, general and administrative (“SG&A”) expenses recognized during the three months ended March 31, 2017 were $1,497,306 or 7% less than the SG&A expenses recorded during the comparable period in 2016. The change reflects both the Company’s adoption of a new methodology to estimate cost of revenue during the three months ended June 30, 2016, as noted above, and efforts to reduce personnel costs, outside services, consulting expenses, and other activity recorded as SG&A expenses.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, research and development expenses decreased 45% primarily due to a decrease in costs associated with the development of the LAESI® instrument platform. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the Defense Advanced Research Projects Agency (“DARPA”) program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $63,364 for the three months ended March 31, 2017 versus $40,678 for the three months ended March 31, 2016. The amount and timing of future expenses and expense recovery related to our participation in this program are difficult to forecast considering the research and development nature of the collaboration.

For the three months ended March 31, 2017, interest expense increased 206% versus the three months ended March 31, 2016 reflecting both an overall increase in outstanding debt and the interest rates, debt issuance costs and original issue discount associated with those obligations (i.e., the amortization of debt issuance costs and accretion of original issue discount to interest expense over the term of the underlying obligation). As of March 31, 2017, total interest-bearing indebtedness was $8,852,134 versus $7,736,317 as of March 31, 2016. As of December 31, 2016, interest-bearing indebtedness was $10,329,070. See also Note 9 Bank Line of Credit, Note 10 Obligations to Stockholders, Note 12 Debt, and Note 18 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s short and long-term debt and advances and loans from stockholders.

The Company recorded an expense of $3,826,203 for the net increase in the fair value of derivative liabilities during the three months ended March 31, 2017. These derivative liabilities are certain anti-dilution provisions contained in various financial instruments issued by the Company, in particular convertible notes and warrants. There have been no changes in the assumptions underlying the calculation of estimated fair value of these liabilities in 2017. The amount recorded in this line item for the three months ended March 31, 2017 reflects an increase in the estimated fair value of anti-dilution provisions contained in certain of the Company’s outstanding financial instruments. Detailed information regarding the fair value of these liabilities, including the assumptions used to estimate the fair value of these liabilities, can be found in Note 4 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company did not recognize a provision for income taxes for the three months ended March 31, 2017 or for the comparable periods in 2016. The Company has evaluated its income tax position in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740, Income Taxes, and determined that a full valuation allowance against its deferred tax asset was appropriate as of March 31, 2017 and December 31, 2016, the two balance sheet dates included in the Consolidated Balance Sheets included in this report. As of March 31, 2017, the Company had a deferred tax asset of $32,000,000 with a full, offsetting valuation allowance. Net operating loss (“NOL”) carryforwards totaled approximately $82,000,000 as of March 31, 2017. These NOLs begin to expire in 2021 for both federal and state income tax purposes.

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

As of March 31, 2017, the Company’s current assets totaled $295,676, current liabilities $17,243,576, and working capital was a deficit of $16,947,900. As of December 31, 2016, current assets totaled $728,924, current liabilities $15,550,4989, and working capital was a deficit of $14,821,565. Current assets decreased as accounts receivable, net, decreased due primarily to a decrease in sales for March 2017 as compared to December 2016 and the Company held a lower investment in inventory related to reclassifying LAESI inventory to fixed asset. The 11% increase in current liabilities is due primarily to the increase of derivative liabilities offset by the decrease in related party notes, a decrease in accounts payables, and no change in the liability established for the fair value of derivative liabilities.

As detailed in Note 10 Obligations to Stockholders and Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company continues to have a substantial amount of indebtedness outstanding that is payable within twelve months. As discussed in additional detail in Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company is in discussions with the investor regarding terms to extend the maturity date of the note and such investor has acknowledged that the Company is not currently in default under the note. As of the date of this report through July 31, 2017, scheduled interest and principal payments on outstanding debt (including capital leases) and payments related to debt obligations reaching maturity, total $3,292,443, excluding the balance of the line of credit, which the Company has reclassified as a current liability, but for which, by terms, does not mature until July 2018. As discussed under Cash Requirements below, the Company is in arrears on certain scheduled interest and principal payments on outstanding debt and has deferred payments to certain vendors and suppliers past stated terms. The Company also expects cash flows from operating activities to be a deficit during this period putting an additional burden on the Company to raise additional financial resources in order to meet its obligations and otherwise sustain operations.

Net cash used in operating activities for the three months ended March 31, 2017 totaled $834,458, which represents a decrease of $462,047 or 36% from the net cash used in operating activities of $1,296,505 for the three months ended March 31, 2016. The largest factors for the improvement include a lower overall cost structure in 2017 and delaying payment of certain accounts payable and other current liabilities (see related discussion below under Cash Requirements).

Net cash used in investing activities increased 103% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase is due to using cash of $19,890 to purchase equipment for the lab in the three months ended March 31, 2017 while no cash was used by investing activities in the three months ended March 31, 2016. However, cash was received of $637,100 from sale of investment and $25 from gain on the sale of equipment in the three months ended March 31, 2016.

Net cash provided by financing activities for the three months ended March 31, 2017 was $791,105, which represents a increase of $138,223 or 21% from the net cash provided by financing activities of $652,882 for the three months ended March 31, 2016. The first three months of 2017 include payments on debt and capital leases of $309,551 with payments of $103,779 in the comparable period in 2016. However, net activity involving stockholder advances and debt was $427,648 higher during the first three months of 2016. In addition, the first three months of 2017 included proceeds of $563,508 from the sale of common stock. Additional information regarding the Company’s issuance of debt to third parties during the first three months of 2017 can be found in Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. Additional information regarding activity involving stockholder advances and debt can be found in Note 10 Obligation to Stockholders in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. As discussed below, the Company requires additional capital resources to fund future operations, service outstanding debt, and continue as a going concern.

Cash Requirements

The Company’s Consolidated Financial Statements included in Part I, Item 1 of this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has funded its activities to date almost exclusively from debt and equity financings as well as sales of certain assets. Substantially all of the Company’s property and equipment are security for outstanding indebtedness. We will continue to require substantial funds to support our molecular information services business and service outstanding debt obligations, including scheduled interest and principal payments, and fulfilling payment obligations related to debt that has reached maturity.

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

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers–as of March 31, 2017 the Company’s accounts payable balance of $1,712,272 included $1,558,698 that was overdue by terms, which includes $1,290,244 that was more than 90 days past due (see Note 16 Commitments and Contingencies included in Part I, Item 1 of this report for related information). The Company is also in arrears on scheduled interest and principal payments on certain other debt obligations, as discussed in more detail in Note 10 Obligations to Stockholders and Note 12 Debt, both of which are included in Part I, Item 1 of this report. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by or advances from stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

In January 2017 through March 2017, the Company sold Common Stock and accompanying warrants resulting in gross proceeds of $688,000; the Company received $563,508 after transaction costs. See Note 18 Evaluation of Subsequent Events included in Part I, Item 1 of this report for additional information about the transaction.

Certain of the Company’s outstanding financial instruments contain anti-dilution provisions that may be triggered by the issuance of Common Stock or financial instruments such as Preferred Stock and warrants that are convertible or otherwise exchangeable or exercisable for shares of the Company’s Common Stock. As detailed in Note 13 Common Stock included in Part I, Item 1 of this report, the Company’s sale of Common Stock in the 2016/17 Offering triggered anti-dilution provisions included in certain outstanding financial instruments and resulted in substantial dilution to the Company’s existing investors that did not have such protection. See also Note 4 Derivative Liabilities included in Part I, Item 1 of this report for additional information related to the estimated fair value of the anti-dilution provisions included in the Company’s financial instruments that were outstanding as of March 31, 2017.

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

The Company continues to have an immediate need for additional working capital to sustain its current level of operations. Based on our current projections, management estimates that the Company will need in approximately $8.5 – $10 million in additional working capital to maintain the current level of operations, meet scheduled interest and principal payments on outstanding debt, and meet payment obligations related to debt reaching maturity, for the next twelve calendar months. As discussed above, the Company has recently raised additional funds through the issuance of and Common Stock; however, the Company must raise additional capital resources to sustain operations and meet existing obligations.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer on the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2017. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses of our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weaknesses above, we believe that the Consolidated Financial Statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm business.

In 2016, the Company had received three court summons for past due accounts payables. The claims total $213,032 and are related to amounts the Company has properly accounted for in its accounting records, including late-payment fees and interest, if applicable. In December 2016, the Company entered into a confessed judgement with one of the vendor agreeing to make payment of $161,889.16 in full by January 31, 2017. Two payments of $25,000 each were made in December 2016 leaving a balance of $111,889.16 to pay by January 31, 2017. The Company made full and final payment of $111,889.16 on the confessed judgement on January 31, 2017. As of the date of this report total claims are $37,000.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the 2016 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as reported in our Current Reports on Form 8-K filed with the SEC, and as set forth below, we have not sold any of our equity securities during the period covered by this Report.

Conversion of Obligations to Stockholder

In March 2017, related parties converted $2,516,719 of such Stockholder Notes and accrued interest of $92,319 into units of our securities consisting of (a) 34,787,162 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 34,787,162 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 34,787,162 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

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

Pursuant to its private placement memorandum, dated as of October 31, 2016 (the “Memorandum”), the Company is offered, through a placement agent, a maximum of 500 Units of securities at a price of $10,000 per Unit for up to $5,000,000 in gross proceeds (the “Offering”). Each Unit consisted of up to (a) 133,333.33 shares of Common Stock, par value $0.0001 (the “Common Stock”), (b) 18 month warrants to purchase 133,333.33 shares of Common Stock at an exercise price of $0.09 per share (the “Class A Warrants”), and (c) five year warrants to purchase 133,333.33 shares of Common Stock at an exercise price of $0.1125 per share (the “Class B Warrants” and together with the Class A Warrants, the “Investor Warrants”). If the Company had been able to sell all 500 Unit, the Company would have issued an aggregate of 66,666,667 shares of its Common Stock and Investor Warrants to purchase up to 133,333,334 shares of Common Stock.

The Offering of the Units of Common Stock and Investor Warrants terminated on March 31, 2017. In connection with the Offering, the Company sold a total of 68.8 units and issued an aggregate of 9,173,331 shares of Common Stock at $0.075, Class A Warrants to purchase 9,173,331 shares of Common Stock at an exercise price of $0.09 per share and Class B Warrants to purchase 9,173,331 shares of Common Stock at an exercise price of $0.1125 per share. See Note 15 Warrants for additional information.

The Company has recently amended its Certificate of Incorporation to increase the number of shares of its outstanding Common Stock from 500,000,000 shares of Common Stock to 750,000,000 shares of Common Stock. The Company intends to consummate a 1-for-50 reverse stock split of its outstanding Common Stock, which reverse split has previously been authorized by the Company’s stockholders. Consummation of the Reverse Stock Split will require (a) the filing of a further amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State, and (b) obtaining the approval of FINRA.

In connection with the Offering, the Company paid to the placement agent an aggregate of $88,040 in cash compensation, representing fees and an expense allowance. In addition, the Company agreed to issue a warrant to the placement agent to purchase an aggregate of 2,222,000 shares of Common Stock, with an exercise price of $0.075 per share and term of three years. The Company also issued one Unit to the placement agent’s legal counsel for services rendered in connection with the Offering.

The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with each of the purchasers of Common Stock and Investor Warrants, which requires the Company to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “Commission”) registering for resale (i) all Common Stock issued to the purchasers as part of the Units, (ii) all shares of Common Stock issuable upon exercise of the Investor Warrants and the warrants issued to the placement agent, and (iii) all shares of Common Stock issued to legal counsel for services rendered in connection with the Offering.

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

The sale of Common Stock from November through March 2017 (see above) was completed at a unit price of $0.075 per share, which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company is required to issue 85,724,996 shares of Common Stock, issue 25,244,336 Warrants to purchase shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share (See Note 12 Debt) and reduce the exercise price of 49,459,532 warrants.

Consultant Agreements

On January 31, 2017, the Board of Directors approved payment of $50,000 to a certain Consultant for Consulting Services of which is to be paid as units of our securities consisting of (a) 666,667 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 666,667 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 666,667 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017.

On January 31, 2017, the Board of Directors approved payment of 2,000,000 shares of Common Stock to a certain Consultant for Consulting Services which were issued in February 2017.

In February 2017, the Company has issued an aggregate of 750,000 in Common Stock for consulting services. The consulting agreement required 500,000 shares of Common Stock to be issued upon execution of the Consulting Agreement. The aggregate of 250,000 shares of Commons Stock were issued as upon execution of the Consulting Agreement, in 2016, leaving an aggregate of 250,000 shares of Common Stock to be issued for execution of the agreement. In addition to the 500,000 shares of Common Stock to be issued upon execution of the Consulting Agreement, and for each quarter thereafter for the remainder of the Consulting Period, Common Stock and warrants to purchase Common Stock will be issued 250,000 shares of Common Stock and a warrant to purchase 250,000 shares of Common Stock to the Consultant on the first day of each quarter. The issuance of 750,000 comprised of 250,000 shares of Common Stock due upon execution of the Consulting Agreement, 250,000 shares of Common Stock for the first quarter in 2017 and 250,000 shares of Common Stock for the second quarter of 2017. On January 31, 2017, the Board of Directors approved the request to accelerate the issuance of 250,000 shares of Common Stock for the second quarter of 2017.

In March 2017, the Company entered into a consulting agreement with a firm for professional financial advisory and introductory services for a period is from March 8, 2017 through December 31, 2017. Besides a one-time $10,000 retainer payment the consulting agreement requires payment of 1,200,000 shares of the Company’s Common Stock. As of the date of this report, the shares associated with this agreement haven’t been issued.

Anti-Dilution Triggering Event

The sale of Common Stock in the 2016/17 Offering was completed at a unit price of $0.075 per share, which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company expects to issue 85,724,996 shares of Common Stock, issue 25,244,336 Warrants to purchase shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share and reduce the exercise price of 49,459,532 warrants.

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

Item 3.  Defaults upon Senior Securities.

September 2016 10% OID Secured Promissory Note

On September 8, 2016, the Company entered into a Note Purchase Agreement with an Accredited Investor pursuant to which the investor purchased a 10% original issue discount secured promissory note of the Company in the principal face amount of $720,000 due October 15, 2016 for an aggregate purchase price of $650,000 (the 10% OID Note”). The principal balance of $720,000 bears interest at a rate of 10% per annum, and was payable on the October 15, 2016 maturity date.

The Company’s obligations to repay and otherwise perform its obligations under the 10% OID Note are secured by a continuing first priority lien and security interest in the accounts receivable and inventory of the Company and its subsidiary, Protea Biosciences, Inc. (the “Subsidiary”) pursuant to the terms of a Security Agreement among the Company, the Subsidiary, and the Lender (the “Security Agreement”) and include the accounts receivable, inventory and contract rights now owned or hereafter acquired of the Company and the Subsidiary. The Subsidiary also provided the Lender with a full recourse guaranty for the prompt performance of all obligations of the Company, pursuant to the terms of a guaranty agreement.

As of March 31, 2017, the Company paid all but $280,000 of the principal amount of the 10% OID Note and owed the 10% OID Note holder a total $301,577.79, inclusive of $21,577.79 of accrued and unpaid interest.

On April 20, 2017, the Company entered into an exchange agreement with the 10% OID Note holder under Section 3(a)(9) of the Securities Act of 1933, as amended. Under the terms of the exchange agreement, the 10% OID Note holder exchanged the Original 10% OID Note for a new Company note that requires the Company and its Subsidiary to pay in full the overdue $301,577.79 amount by not later than June 30, 2017, plus an additional unsecured amount of $375,000 by September 30, 2017 (the “Final Maturity Date”); which latter amount is convertible by the 10% OID Note holder at any time at a conversion price $0.075 per share or may be paid at our option at any time prior to the Final Maturity Date by delivering to the note holder 5,000,000 shares of our Common Stock. On April 21, 2017, the 10% OID Note holder exercised its conversion right and converted the $375,000 balance of the note into 5,000,000 shares of our common stock.

The guaranty of our Protea subsidiary and the security interest in the OID Note holder collateral remain in full force and effect pending our payment of the $301,577.79 amount due on June 30, 2017.

On April 7, 2017, the Company and our subsidiary Protea Biosciences, Inc. (as “Borrowers”) entered into a loan agreement with Summit Resources, Inc., a West Virginia corporation (“Summit”) that is owned by Stephen Antoline, one of the members of the Board of Directors of the Company. Summit is also a major stockholder of the Company.

Under the terms of the Summit loan agreement, the Borrowers will receive loan proceeds from Summit of up to $1,750,000. The loan amount includes $500,000 previously advanced by Summit and an additional $1,250,000 that will be advanced to us from April 2017 through July 2017. The Borrowers issued to Summit a 15% senior secured promissory note in the principal amount of up to $1,750,000 that is payable in monthly installments over a period of 36 months.

Of the loan proceeds, $1,250,000 will be used to purchase a new state-of-the-art mass spectrometer we recently ordered and the balance of the loan will be used for working capital. We have agreed to apply 30% of the net proceeds (after commissions and offering expenses) we receive from any future equity or equity type financing to reduce and prepay the $500,000 working capital portion of the loan. In addition, the entire loan is subject to mandatory prepayment in the event and to the extent that we receive gross proceeds of $5,000,000 or more from any subsequent public offering of our securities.

Commencing 30 days after installation of the instrument the Borrowers will pay monthly installments of principal and accrued interest in the amount equal to the greater of (a) $62,030.86 (representing 36 monthly installments of principal and accrued interest at the rate of 15% per annum), or (b) 20% of the cash proceeds we receive from customers who may request services from the Company using the new mass spectrometer equipment. We also agreed to establish a special lock box to deposit customer cash proceeds we receive from our use of such equipment.

The Summit note is convertible into shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at the option of the holder at a conversion price equal to the lower of $0.075 per share (as adjusted by the contemplated the reverse stock split), or (b) 85% of the offering price per share of the Common Stock in any subsequent public offering of the Company’s Common Stock.

The loan is secured by a first lien and security interest on all of the Borrowers. assets and properties, including the purchased equipment and all purchase orders we receive in connection therewith. However, Summit has agreed to waive its lien and security interest on our accounts receivable and inventories (other than those relating to the used of the mass spectrometer equipment purchased with the proceeds of the Summit loan) until such time as the Company pays the $301,577.79 installment due to the holder of the 10% OID Note.

In consideration for the loan we issued to Summit a 7 year warrant to purchase 20,000,000 shares of Company Common Stock at an exercise price of $0.075 per share.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 25, 2017 (filed herewith)
10.145	Form of $1,750,000 senior secured convertible note issued by the Registrant to Summit Resources, Inc. (incorporated by reference to Form 8-K filed with the SEC on April 24, 2017)
10.146	Form of Guaranty of Summit Note by Protea Biosciences, Inc. (incorporated by reference to Form 8-K filed with the SEC on April 24, 2017)
10.147	Form of Security Agreement among Registrant and subsidiary as debtors and Summit Resources, Inc. as secured party (incorporated by reference to Form 8-K filed with the SEC on April 24, 2017)
10.148	Form of Warrant issued to Summit entitling Summit to purchase 20,000,000 shares of Registrant’s Common Stock (incorporated by reference to Form 8-K filed with the SEC on April 24, 2017)
10.149	Form of Exchange Agreement between GRQ Consulting, Inc. 401k (“GRQ”) and the Registrant (incorporated by reference to Form 8-K filed with the SEC on April 24, 2017)
10.150	Form of Restated OID convertible note of the Registrant issued to GRQ (incorporated by reference to Form 8-K filed with the SEC on April 24, 2017)
10.151	Form of Summit collateral waiver letter agreement between Summit and the Registrant (incorporated by reference to Form 8-K filed with the SEC on April 24, 2017)
31.1	Certification of the Company’s Chief Executive Officer (principal executive and principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (filed herewith)
32.1	Certification of the Company’s Chief Executive Officer (principal executive and principal financial officer) pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

EX-101.INS	XBRL Instance Document (filed herewith)
EX-101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protea Bioscience Group, Inc. (Registrant)

Dated: May 18, 2017	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer, President and Director
(Principal Executive Officer, Interim Principal Financial and Accounting Officer)

