Form 10-Q
period 2017-06-30
Protea Biosciences Group, Inc.
filed 2017-08-18
CIK 1335103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

☐ Yes ☑ No

As of August 17, 2017, the number of shares of the registrant’s classes of Common Stock issued and outstanding was 397,066,287. In addition, the registrant is obligated to issue an additional 1,567,653 shares of Common Stock under anti-dilution provisions of various outstanding securities.

PROTEA BIOSCIENCES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$82,652	$78,720
Accounts receivable, less allowance for doubtful accounts of $3,000 and $7,000 as of June 30, 2017 and December 31, 2016, respectively	202,540	436,933
Inventory	38,281	92,244
Prepaid expenses	176,975	121,027
Total current assets	500,448	728,924

Property and equipment, net	2,305,745	2,466,125
Deposits and other noncurrent assets	19,166	19,041
Total Assets	$2,825,359	$3,214,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities on short and long-term debt, net of discount	$4,496,239	$4,012,149
Accounts payable	1,143,007	1,796,416
Bank line of credit	3,000,000	3,000,000
Obligations to stockholders, net of discount	1,662,144	3,087,956
Derivative liabilities	1,752,222	3,097,921
Other current liabilities	801,643	556,047
Total current liabilities	12,855,255	15,550,489

Long-term debt, net of current maturities	1,776,185	1,769,355

Stockholders’ Deficit
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of June 30, 2017 and December 31, 2016)	–	–
Common stock ($0.0001 par value; 750,000,000 shares authorized; 394,538,316 and 162,471,373 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	39,454	16,247
Additional paid-in capital	94,765,824	81,123,483
Accumulated deficit	(106,611,507)	(95,245,530)
Accumulated other comprehensive income	148	46
Total Stockholders’ Deficit	(11,806,081)	(14,105,754)
Total Liabilities and Stockholders’ Deficit	$2,825,359	$3,214,090

See accompanying Notes to Consolidated Financial Statements.

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Gross revenue	$328,092	$581,764	$682,928	$1,057,102
Cost of revenue	(389,518)	(489,605)	(676,914)	(693,980)
Gross profit	(61,426)	92,159	6,014	363,122

Selling, general and administrative expenses	(1,110,475)	(1,388,139)	(2,607,781)	(2,992,542)
Research and development expenses	(198,551)	(139,502)	(327,491)	(372,112)
Loss from operations	(1,370,452)	(1,435,482)	(2,929,258)	(3,001,532)

Other income (expense)
Gains from sales of investment	85,355	675,000	85,355	1,312,100
Gain (loss) on disposal of assets	(58,544)	(329)	(73,931)	(511)
Gain from insurance recovery	–	45,952	–	45,952
Interest expense	(1,191,154)	(373,345)	(1,651,472)	(523,674)
Exchange conversion costs	(8,138,109)	–	(8,143,109)	–
Change in fair value of derivative liabilities	5,171,902	(719,349)	1,345,699	(726,817)
Other income (expense)	(346)	(45)	739	1,341
Total other income (expense)	(4,130,896)	(372,116)	(8,436,719)	108,391
Loss before income taxes	(5,501,348)	(1,807,598)	(11,365,977)	(2,893,141)
Provision for income taxes	–	–	–	–
Net loss	(5,501,348)	(1,807,598)	(11,365,977)	(2,893,141)
Foreign currency translation adjustment	47	(272)	102	(224)
Total comprehensive loss	$(5,501,301)	$(1,807,870)	$(11,365,875)	$(2,893,365)

Weighted average number of shares of Common stock outstanding – basic and diluted	305,163,939	133,687,552	237,439,183	133,494,583

Net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)

See accompanying Notes to Consolidated Financial Statements.

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

							Accumulated
	Preferred stock		Common stock				other	Total
	par value $0.0001		par value $0.0001		Additional	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	income (loss)	Deficit

December 31, 2016	–	$–	162,471,373	$16,247	$81,123,483	$(95,245,530)	$46	$(14,105,754)
Issuance of common stock, net issuance costs of $133,742	–	–	9,173,330	917	553,341	–	–	554,258
Issuance of stock per exchange offers, net of issuance costs of $4,150	–	–	103,508,126	10,351	7,748,609	–	–	7,758,960
Issuance of stock for services	–	–	5,416,667	542	355,808	–	–	356,350
Issuance of stock for short-term convertible note	–	–	5,000,000	500	374,500	–	–	375,000
Issuance of stock upon conversion of related party debt	–	–	36,520,495	3,652	2,735,385	–	–	2,739,037
Issuance of stock under anti-dilution provision	–	–	72,448,325	7,245	(7,245)	–	–	–
Stock warrants issued for services and debt	–	–	–	–	1,757,067	–	–	1,757,067
Stock-based compensation expense	–	–	–	–	124,876	–	–	124,876
Net loss	–	–	–	–	–	(11,365,977)		(11,365,977)
Foreign currency translation adjustment	–	–	–	–	–	–	102	102

June 30, 2017			394,538,316	39,454	94,765,824	(106,611,507)	148	(11,806,081)

See accompanying Notes to Consolidated Financial Statements.

PROTEA BIOSCIENCES GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,365,977)	$(2,893,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,359	319,128
Stock-based compensation	124,876	122,223
Issuance of common stock and warrants for services	2,113,417	75,000
Issuance of preferred and common stock for accrued interest	–	–
Accretion of original issue discount on short-term convertible notes	42,563	145,681
Accretion of warrants and debt issue costs on short-term convertible notes	(578,947)	105,255
Exchange conversion costs	8,143,109	–
(Gains) losses from disposal of assets	101,477	511
Gains from sales of investment	(85,355)	(1,312,100)
Gain from insurance recovery	–	(45,952)
Bad debt expense	–	–
Expense from the change in fair value of derivative liabilities	(1,345,699)	726,817
Net changes in certain assets and liabilities:
Accounts receivable	234,393	(179,258)
Prepaid expenses	(55,948)	(23,816)
Inventory	900	521
Other noncurrent assets	(125)	–
Accounts payable	(349,120)	(39,164)
Other current liabilities	443,528	157,604
Net cash used in operating activities	(2,270,549)	(2,840,691)

Cash flows from investing activities:
Purchase of and deposits on equipment	(69,890)	(7,817)
Proceeds from sale of equipment	–	75
Proceeds from sale of investment	85,355	1,312,100
Proceeds from insurance recovery	–	45,952
Net cash provided by investing activities	15,465	1,350,310

Cash flows from financing activities:
Proceeds from advances from stockholders	1,424,148	176,375
Payments on advances from stockholders	(6,200)	(74,376)
Proceeds from issuances of debt	1,000,000	2,060,000
Payments of debt issuance costs	–	(302,707)
Payments on debt	(501,577)	(7,783)
Payments on capital leases	(206,715)	(193,349)
Payment on loan modification fee	(5,000)	–
Proceeds from sale of common stock, net	554,258	–
Net cash provided by financing activities	2,258,914	1,658,160
Effect of exchange rate changes on cash	102	(224)
Net increase (decrease) in cash	3,932	167,555
Cash, beginning of period	78,720	6,450
Cash, end of period	$82,652	$174,005

See Accompanying Notes to Consolidated Financial Statements.

PROTEA BIOSCIENCE GROUP, INC.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

The Company’s commercial development is centered on three lines of business:

•	Molecular information services – We believe that we are the commercial leader in providing multi-modal Mass Spectrometry Imaging (“MSI”), combining Laser Ablation Electrospray Ionization (“LAESI®”), Matrix Assisted Laser Desorption Ionization (“MALDI”) and optical microscopy. Our proprietary services enable the identification and quantitation of both small molecules (e.g., lipids and metabolites) and large molecules (e.g., proteins) and our services portfolio, inclusive of MSI, proteomics, metabolomics, lipidomics and bioinformatics is unique in the industry. Our clients include major pharmaceutical, chemical and biotechnology companies;

•	LAESI® instrument platform – We offer our proprietary LAESI® DP-1000 instrument, software and bioanalytical consumables to corporate and academic research laboratories; and

•	Molecular diagnostics and clinical research – We apply our multi-modal MSI technologies and workflows in partnership with top-tier medical research institutions to co-develop new molecular diagnostic tests that the company believes can be used to improve the diagnosis and prognosis of cancer and provide requisite information useful in predicting the outcome of cancer treatment. Our current test development programs target the differential diagnosis and prognosis of malignant melanoma and the molecular profiling of subpopulations of cells in lung adenocarcinoma.

Basis of Presentation

The unaudited consolidated financial statements (the “Consolidated Financial Statements”) include the accounts of Protea Biosciences Group, Inc. and its wholly-owned subsidiary, Protea Biosciences, Inc. In the opinion of management, these statements have been prepared on a basis consistent with the December 31, 2016 audited Consolidated Financial Statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of material intercompany transactions and balances, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods presented. These unaudited, interim, Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The consolidated results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations for the full fiscal year. These Consolidated Financial Statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 14, 2017 (the “2016 Form 10-K”).

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

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our consolidated financial statements may not be comparable to companies that are required to comply with revised dates.

We will remain an “emerging growth company” for up to five years following our initial public offering, that is, until February 2019, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any period ending June 30.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, even after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosure requirements, and; (3) the requirement to provide only two years of audited financial statements instead of three years of audited financial statements in our annual report.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies which management believes are the most important to the portrayal of the Company’s reported results of operations and financial condition and that require management’s most difficult, subjective or complex judgements, often as the result of the need to make estimates about the effects of matters that are inherently uncertain, is contained in Part II, Item 7, of our 2016 Form 10-K.

Recently Issued Accounting Pronouncements

There were no changes, except as described below to the recently issued accounting pronouncements as described in the consolidated financial statements included in our 2016 Form 10-K.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). Part I of this Update addresses the complexity of accounting for certain financial instruments with down-round features. The amendments sin Part I of this update change the classification analysis of certain equity-lined financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liability or equity instruments, a down-round feature no longer precludes equity classification when assessing wither the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. For public business entities, the amendments in Part I for this update are effective for fiscal years and interim periods with those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company is evaluating the impact of the revised guidance and believes that this will have a significant impact on its consolidated financial statements.

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

The Company has experienced negative cash flows from operations since inception. Since inception, our operations have been funded primarily through proceeds received from the issuance of debt, the sale of equity securities in private placement offerings and from time-to-time, sales of certain assets. Management intends to continue to meet the Company’s operating cash flow requirements by raising additional funds from the sale of equity or debt securities, the sale of certain assets, and possibly through developing corporate development partnerships to advance our molecular information technology development activities by sharing the costs of development and commercialization. For example, we could also enter into a transaction such as a merger with a business that is complimentary to ours.

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, two members of the Company’s Board of Directors and the estate of two former board members guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers. As of June 30, 2017, the Company’s accounts payable balance of $1,143,007 included $1,112,900 that was overdue by its terms, $988,985 of which that was more than 90 days past due. Included in the $988,985 balance are amounts the Company owes for lab supplies, temporary employees, legal fees, interest payments and consulting. In April 2017, we received $500,000 in working capital from the loan of $1,750,000 from Summit Resources, Inc. (the “Summit Resources Loan”), one of our principal stockholders and an affiliate of Steve Antoline, one of our directors that was executed on April 7, 2017, see Note 12 Debt for more information. In June 2017, we received a original issue discount note (or OID Note) of $1,000,000 with a face value of $1,200,000, see Note 12 Debt for more information. The Company is in arrears on scheduled interest and principal payments on certain other debt obligations, as discussed in more detail Note 12 Debt. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by or advances from stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

The bank line of credit has been presented as a currently liability as the Company was in arrears with its interest at June 30, 2017. The line of credit of $3,000,000 has a due date of July 2018. See Note 9 Bank Line of Credit for more details.

As of the date of this report, the Company is in default on three (3) short-term convertible notes with the principal amount totaling $337,969. The Company is working on an agreement with the holders of certain short-term convertible notes exchanged in September through November 2016 (the “Exchange Notes”) to extend the maturity date to September 30, 2017. The Exchange Notes shall have a principal amount totaling $2,384,222, which represents the Original Principal Amount plus accrued interest of 10% per annum for each of the Exchange Notes. In addition, the notes shall extend the maturity dates under the Exchange Notes to September 30, 2017. As mentioned above, one element of the Company’s strategy to manage its liquidity and capital resources and otherwise continue as a going concern is to obtain extensions and modifications to outstanding debt.

During the six months ended June 30, 2017, the Company’s debt obligation to stockholders decreased by $2,646,719 due to the Company issuing 36,520,494 shares of its Common Stock and warrants to purchase an aggregate of 73,040,988 shares of Common Stock as part of the Company’s “Insider Debt Conversion Agreement.” In June 2017, the Class A and Class B warrants that had been issued with the same terms as the 2016/17 Offering, were exchanged for 54,880,744 shares of Common Stock. See Note 10 Obligations to Shareholders and Note 13 Common Stock for additional information about these transactions.

In the first quarter of 2017, the Company issued 9,173,332 shares of its Common Stock and warrants to purchase an aggregate of 18,346,662 shares of Common Stock resulting in gross proceeds of $688,000 associated with the 2016-17 Offering. See Note 13 Common Stock and Note 15 Warrants for additional information about these transactions.

We have sold most our investment in AzurRx BioPharma, Inc. (“AzurRx”) as a means of obtaining additional cash in prior periods. As of June 30, 2017, our ownership interest in AzurRx was 1.36% on a fully-diluted basis. As of the date of this report, the Company holds 100,757 shares of AzurRx common stock, 100,000 of which is subject to an option agreement under which a counterparty, who is the CEO of AzurRx and a former board of director of the Company, has an option to purchase these shares from the Company for $1.00 per share from January 4, 2016 through January 4, 2021. In May 2017, as a means of obtaining additional cash, the Company sold 25,000 shares of its AzurRx common stock for $85,355 on the open market.

Certain of the Company’s outstanding financial instruments contain anti-dilution provisions that may be triggered by the issuance of Common Stock or financial instruments such as Preferred Stock and warrants that are convertible or otherwise exchangeable for shares of the Company’s Common Stock. As a result of the 2016/17 Offering anti-dilution provisions under certain outstanding financial instruments have been triggered and 72,448,325 shares of Common Stock were issued to the 2013 investors with anti-dilutuion protection. Under such provisions the Company shall issue 1,567,653 shares of Common Stock to the 2015 investors with anti-dilution protection. The amount of anti-dilution shares relating to this trigger results in significant dilution to investors without such protection. See Note 4 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments for additional information. See also Note 3 Derivative Liabilities for additional information related to the estimated fair value of the anti-dilution provisions included in the Company’s financial instruments that were outstanding as of June 30, 2017.

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

2.	Gross Revenue

The Company recognizes revenue from three major components: molecular information services, LAESI® instrument platform and research products.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Molecular information services	$256,947	$494,821	$514,700	$711,873
LAESI® instrument platform	24,361	7,126	31,243	186,921
Research products	46,784	79,817	136,985	158,308
Gross revenue	$328,092	$581,764	$682,928	$1,057,102

3.	Derivative Liabilities

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

As of June 30, 2017, a range of key quantitative assumptions related to the Common Stock and warrants that include “down round protection” are as follows:

	Expected life (years)	Risk-free rate	Volatility	Probability of a capital raise
Derivative liabilities	0.25 – 4.75	1.03% and 1.31%	86.55%	100%

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

The derivative liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements as of June 30, 2017
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – Common Stock	$524,736	$–	$–	$524,736
Derivative liabilities – Warrants	670,752	–	–	670,752
Derivative liabilities – Convertible debentures	556,734	–	–	556,734
Total	$1,752,222	$–	$–	$1,752,222

	Fair value measurements as of December 31, 2016
	Carrying value	Level 1	Level 2	Level 3
Derivative liabilities – Common Stock	$2,016,370	$–	$–	$2,016,370
Derivative liabilities – Warrants	854,553	–	–	854,553
Derivative liabilities – Convertible debentures	226,998	–	–	226,998
Total	$3,097,921	$–	$–	$3,097,921

The Company’s assessment of the probability of future capital raises is considered to be high. Such capital raise activities are estimated to take place at levels that could possibly result in anti-dilution triggers—currently at $0.075 per share, based on the 2016/17 Offering unit sales of Common Shares—especially considering the current market price for the Company’s Common Stock (which currently trades at $0.07 per share). The assumptions used for estimating future capital raises could be materially different from the actual results. Any such differences could materially impact the derivative liabilities and have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

As a result of the 2016/17 Offering unit share issuances, anti-dilution provisions under certain outstanding financial instruments have been triggered, which was considered in the assumptions for future capital raise activities at June 30, 2017.

The table below provides a summary of the changes in fair value of the derivative liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2017
				Total fair value
	Derivative liabilities			measurements
	Common		Convertible	using Level 3
	stock	Warrants	debt	inputs
Balance as of December 31, 2016	$2,016,370	$854,553	$226,998	$3,097,921
Unrealized gain on derivative liabilities from the conversion of certain instruments of June 30, 2017	(1,491,634)	(1,447,002)		(2,938,636)
Fair value of variable conversion rate for convertible debentures issued in 2017			329,736	329,736
Fair value of derivative liabilities associated with other financial instruments issued in 2017		1,263,201		1,263,201
Balance as of June 30, 2017	$524,736	$670,752	$556,734	$1,752,222

5.	Net Loss per Share

Basic and diluted loss per common share is computed based on the weighted average number of shares of Common Stock outstanding, or 305,163,939 and 237,439,183 for the three and six months ended June 30, 2017, respectively; for the comparative periods in 2016, weighted average number of shares of Common Stock outstanding was 133,687,522 and 133,494,583, respectively. Common share equivalents (which may consist of stock options, warrants and convertible debt) are excluded from the computation of diluted loss per share for all periods presented because including them would be anti-dilutive. Common share equivalents that could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, were 261,188,100 and 103,624,925 shares as of June 30, 2017 and June 30, 2016, respectively.

6.	Inventory

Inventory represents finished goods and work in progress. Finished goods and work in progress consist primarily of specifically identifiable items that are valued at the lower of cost or fair market value using the first-in, first-out (FIFO) method. Inventory consists of the following at:

	June 30, 2017	December 31, 2016
Finished goods	$9,564	$8,725
Work-in progress	28,717	83,519
Total inventory	$38,281	$92,244

7.	Property and Equipment

Property and equipment and leasehold improvements are capitalized at cost and depreciated using the straight-line method (however, the Company used the double-declining balance method for property and equipment placed in service prior to January 2011) over estimated lives as follows:

Equipment	5 – 10 years
Vehicles	5 years
Leasehold improvements	Life of lease
Software	3 years

Property and equipment consists of the following:

	June 30, 2017	December 31, 2016
Lab equipment	$5,775,541	$5,698,009
Computer equipment	538,705	552,423
Office equipment	191,248	191,248
Leasehold improvements	212,730	212,730
	6,718,224	6,654,410
Accumulated depreciation	(4,412,479)	(4,188,285)
Property and equipment, net	$2,305,745	$2,466,125

For the three and six months ended June 30, 2017, depreciation expense was $149,015 and $306,359, respectively. For the three and six months ended June 30, 2016, depreciation expense was $160,135 and $319,128, respectively.

8.	Trade Accounts Receivable and Other Noncurrent Assets

Trade accounts receivable, net, includes a bad debt allowance of $3,000 and $7,000 for June 30, 2017 and December 31, 2016, respectively.

Other noncurrent assets consisted of deposits totaling $19,166 of June 30, 2017 and $19,041 December 31, 2016.

9.	Bank Line of Credit

The Company has a line of credit with United Bank (the “Bank”) that is authorized to $3,000,000. The interest rate is variable and equal to 0.75% plus prime with a minimum rate of 5.87% per annum. This line of credit is subject to an annual review and certain covenants. Borrowings under the line of credit are secured by the personal guarantee of two board members and the estate of two former board members. On June 20, 2016, the Company and the Bank entered into an agreement that established July 12, 2018 as the maturity date for the outstanding balance of the line of credit, which was $3,000,000 as of June 30, 2017 and December 31, 2016.

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

During the six months ended June 30, 2017, the Company received advances equal to an aggregate of 1,424,148 from various directors and current stockholders of the Company increasing the advance obligation to $1,942,185 including promissory notes, less a discount of $280,042. The advances have no terms of repayment and do not bear interest. Certain Stockholders have converted some of their 2017 advances into Common Stock and warrants. See below.

During 2014, the Company received advances equal to an aggregate of $1,415,000 from Summit Resources Inc. (“Summit). In exchange for a portion of the advances received, the Company entered into Note and Warrant Purchase Agreements and issued (a) one-year promissory notes bearing simple interest at the rate of 10% per annum to Summit in an aggregate principal amount of $1,415,000 and (b) five-year warrants to purchase up to 1,415,000 shares of Common Stock at an exercise price of $0.80 per share. On June 3, 2014, the Board approved an increase in the total offering amount of the promissory notes issuable to $1,500,000 from $900,000. The fair value of these warrants was estimated to be $101,177, which was recorded as a discount to the promissory note, and will be accreted based on the repayment of the obligation. The Company repaid $250,000 as of December 31, 2014. Accretion expense of $10,950 was recognized during the year ended December 31, 2014. On March 20, 2015, the Company converted the $165,000 of outstanding principal and unpaid accrued interest of $105,078, and issued Summit 1,080,312 shares of Common Stock at a conversion price of $0.25 per share and as an inducement to convert, warrants in aggregate of 540,156 to purchase shares of Common Stock at an exercise price of $0.50 per share. The Company recognized accretion expense of $7,227 during the three months ended March 31, 2015. In addition, the Company recognized debt conversion inducement costs related to the fair value of the warrants issued to Summit of $31,455 during the three months ended March 31, 2015. As of December 31, 2016, the outstanding balance was $1,000,000 or $917,000, net of discount. On March 14, 2017, Summit agreed to convert the balance of this note and accrued interest into securities, as further discussed below. Accretion expense of $83,000 was recognized in March 2017 due to the note being converted.

During the six months ending June 2017, certain related parties agreed to convert $2,320,400 of such Stockholder advances received on or before December 31, 2016 and $326,319 of such Stockholder advanced received in 2017 along with accrued interest of $92,319 into units of our securities consisting of (a) 36,520,494 shares of our Common Stock (at a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 36,520,494 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 36,520,494 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017. In May 2017, the related parties agreed to exchange their Class A and Class B warrants for Common Stock. They would receive 1.5 shares of Common Stock for one (1) Class A warrant and one (1) Class B warrant. See Note 13 Common Stock for more information relating to this exchange.

The $200,000 interest-bearing promissory note, dated July 2015, with a stockholder has reached maturity. This obligation has a current principal amount of $194,556. In February 2017, the Company and the stockholder discussed the possibility of converting the unpaid principal balance into units of our securities containing identical terms of the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017 only when the accrued and unpaid interest of $15,047, as of March 31, 2017, is paid in cash. As of June 30, 2017, accrued interest on this note was $19,911 and the Company is still in discussions with the related party regarding timing of the conversion.

On March 14, 2017, the Company received an extension of maturity on its $255,000 related party note. This note was obtained from a bank and the Company is responsible for repaying the related party note directly to the Bank on or before August 28, 2017.

On April 7, 2017, we received a loan for proceeds of up to $1,750,000 from Summit Resources, Inc. (“Summit”), one of our principal stockholders and an affiliate of Steve Antoline, one of our directors. The loaned amount includes $500,000 advanced as of June 30, 2017 by Summit and an additional $1,250,000 will be advanced to us from April 2017 through August 2017 for the purchase of a new mass spectrometer. In August 2017, the Company decided to not purchase the new mass spectrometer and is working with Summit Resources, Inc. to amend the note agreement. We issued to Summit our senior secured promissory note in the principal amount of up to $1,750,000 that is payable in monthly installments over a period of 36 months. In addition, the Company granted a seven year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The relative fair value of the warrants at the issuance date was $305,500, which was recorded as a discount against the note and will be accreted over the life of the note. The Company recognized accretion expense of $25,458 relating to the warrant for the three and six months ending June 30, 2017.

We have agreed to apply 30% of the net proceeds (after commissions and offering expenses) we receive from any equity or equity type financing to reduce and prepay the $500,000 working capital portion of the loan. In addition, the entire loan is subject to mandatory prepayment in the event and to the extent that we receive gross proceeds of $5,000,000 or more from any subsequent public offering of our securities. We are currently in default of this agreement for which proceeds were received, from an original issued discounted note, at the end of June and the Company was unable to made the required 30% of net proceeds payment on the loan.

10.	Obligations to Stockholders (Continued)

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

The Note is convertible into shares of our Common Stock, at the option of the holder at a conversion price equal to the lower of $0.075 per share (as adjusted by the contemplated reverse stock split), or (b) 85% of the offering price per share of the Common Stock in any subsequent public offering of our Common Stock.

The loan is secured by a first lien and security interest on all of our assets and properties, including the purchased equipment and all purchase orders we receive in connection therewith.

In a related development on April 21, 2017, we entered into an agreement with Summit under which Summit:

•	Consented to the exchange agreement with GRQ Consultants Inc. 401K (“GRQ”) and waived any defaults on our part under the Summit loan agreement; and

•	agreed to waive its security interest in the GRQ Collateral until such time as we pay the $301,578 obligation to GRQ.

The Company and our subsidiary reaffirmed Summit’s senior priority lien and security interest on all of our assets and properties, other than the specific GRQ Collateral. On June 28, 2017, the Company has paid the GRQ note in full and such security interest has been reinstated.

See also Note 18 Evaluation of Subsequent Events for activity related to advances and other loans payable to stockholders after June 30, 2017.

11.	Other Current Liabilities

Other current liabilities consist of the following at:

	June 30, 2017	December 31, 2016
Accrued expenses	$227,849	$68,411
Accrued interest	299,278	264,507
Accrued warranty expense	35,000	45,000
Accrued payroll and benefits	191,944	119,619
Accrued sales tax	–	103
Unearned revenue	47,572	58,407
Other payables and accrued expenses	$801,643	$556,047

12.	Debt

Convertible Promissory Notes with WVJITB

The Company has outstanding two convertible promissory notes with the West Virginia Jobs Investment Trust Board (“WVJITB”). One is an 18-month note issued in March 2012 with a principal amount of $290,000 (“March 2012 Promissory Note”) and the second a 3-month note issued in April 2012 with principal amount of $400,000 (“April 2012 Promissory Note”). As of June 30, 2017, the principal balance of the March 2012 Promissory Note was $290,000 with the principal balance of the April 2012 Promissory Note having been reduced to $300,000 as the result of a payment made by the Company in 2013. Since the issuance of these notes, the Company and WVJITB have enacted several addendums to both notes, including extending the maturity dates and reducing the rate at which the notes are convertible into shares of Common Stock.

On January 17, 2017, the Company and WVJITB entered into another addendum, loan modification, whereby the maturity date of the promissory note was extended until December 31, 2017. The loan modification requires the Company to pay all accrued unpaid interest is due in full on March 1, 2017. Starting in April 2017 principal payments of $50,000 are owed, which payments will be split evenly between the two notes and interest is due monthly until the notes reach maturity. In return for the extension, the Company paid a $5,000 loan modification fee and granted WVJITB another five-year warrant to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share. As of June 30, 2017, the Company is four months in arears on principal payments and three months in arears on interest payments. As of the date of this report, the Company has not been placed in default with these notes.

As of June 30, 2017, the principal balance of each note has been offset with the fair value of the warrant. The relative fair value of the warrant at the issuance date was estimated at $30,825 and $15,028 has been accreted for the six months ending June 30, 2017.

12.	Debt (Continued)

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

Convertible Debentures and September 2016 OID Note

As of June 30, 2017, the Company was in default under approximately $589,969 of outstanding debt securities owed to six investors and was unable to obtain an extension of the maturity at this time. The Company is offering to the holder(s) of all $2,270,688 of OID Debentures plus accrued interest of $113,534, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange their debentures for a new 20% OID convertible debenture due September 30, 2017, plus one share of our Common Stock for each $1.00 outstanding principal amount of the new 20% OID convertible debenture issued to them. As proposed, the contemplated restated 20% OID convertible debenture would be in face amount equal to 100% of the outstanding principal of and accrued interest on the earlier convertible debentures and, upon consummation of any subsequent public offering of our Common Stock that is registered under the Securities Act prior to the new maturity date, would be subject to mandatory conversion at a 20% discount to the initial public offering price of our Common Stock (the “OID Convertible Debenture Exchange Offer”). The OID Convertible Debenture Exchange Offering was offered for a period expiring on the earlier of June 30, 2017 or acceptance of the OID Convertible Debenture Exchange Offer by 100% of the holders of such OID Debentures.

As of June 30, 2017, an aggregate of $1,680,719 of the 2016 20% OID Debentures were exchanged for $1,764,755 of new 20% OID Debentures due September 30, 2017, and the parties to the exchange offer received an additional 1,764,755 shares of our common stock.

September 2016 10% OID Secured Promissory Note

On April 20, 2017, we entered into an exchange agreement with GRQ Consulting Inc. 401k (“GRQ”) under Section 3(a)(9) of the Securities Act of 1933, as amended. Under the terms of the exchange agreement, GRQ exchanged the Original GRQ Note for a new Company note that requires the Borrowers to pay in full the overdue $301,578 amount by not later than June 30, 2017, plus an additional unsecured amount of $375,000 by September 30, 2017 (the “Final Maturity Date”); which latter amount is convertible by the holder at any time at a conversion price $0.075 per share or may be paid at our option at any time prior to the Final Maturity Date by delivering to the note holder 5,000,000 shares of our Common Stock. On April 21, 2017, GRQ exercised its conversion right and converted the $375,000 balance of the note into 5,000,000 shares of our common stock.

The guaranty of our Protea subsidiary and GRQ’s security interest in the GRQ collateral remain in full force and effect pending our payment of the $301,578 amount due on June 30, 2017.

In a related development on April 21, 2017, we entered into an agreement with Summit under which Summit:

•	Consented to the exchange agreement with GRQ and waived any defaults on our part under the Summit loan agreement; and
•	Agreed to waive its security interest in the GRQ Collateral until such time as we pay the $301,578 obligation to GRQ.

The Company and our subsidiary reaffirmed Summit’s senior priority lien and security interest on all of our assets and properties, other than the specific GRQ Collateral.

On June 28, 2017, the Company had made payment of $311,305 which included the then principal balance of $301,578 and $9,727 of accrued interest, thus the Company’s obligation to GRQ has been satisfied.

CKR Convertible Note

In June 2017, we issued to our legal counsel, CKR Law LLP, a $308,439 convertible note due September 30, 2017, representing accrued and unpaid legal fees through December 31, 2016 and in connection with the preparation and filing of our recent proxy statement. Such note will, at the option of the holder, either be paid out of the net proceeds of any public offering of our common stock we consummate prior to the maturity date of such note, or be convertible into shares of our common stock at a price equal to 85% of the initial per share offering price of our common stock we may offer in connection with such public offering. We have agreed to register the shares of common stock issuable upon conversion of the note in the registration statement relating to such public offering.

12.	Debt (Continued)

June 2017 20% OID Note

In June 2017, we received the sum of $1,000,000 from the issuance of a 20% original issue discount debenture in $1,200,000 face amount to a 5% shareholder. The debenture is due and payable on the earlier of November 30, 2017 or from the net proceeds of our sale of $5,000,000 or more of our securities in any public or private offering. The debenture is convertible into our common stock at a conversion price of $0.075 per share. We also issued to the debenture holder a three-year warrant to purchase additional shares of our common stock equal to 100% of the shares issuable upon conversion of the debenture at an exercise price of $0.075 per share.

Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of June 30, 2017, the Company had six capital lease obligations outstanding with imputed interest rates ranging from 5.04% to 9.45%. The capital leases require 24 – 60 monthly payments and expire in June 2017 – June 2020. These leases are secured by equipment with an aggregate cost of $1,868,809. As of June 30, 2017, the Company was two and a half months in arears on two capital lease payments.

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

	June 30, 2017	December 31, 2016
1) Note Payable to the WVDO	$92,873	$92,873
2) Note Payable to the WVEDA (a)	143,312	143,312
3) Note Payable to the WVIJDC (b)	139,229	139,229
4) Note Payable to the WVEDA (a)	572,148	572,148
5) Note Payable to the WVIJDC (b)	581,987	581,987
6) Note Payable to the WVJITB	290,000	290,000
7) Note Payable to the WVJITB	300,000	300,000
8) Note Payable to the WVEDA (a)	168,362	168,362
9) Convertible Debenture 2nd & 3rd Quarters 2016	2,190,661	2,114,438
10) September 2016 10% OID Secured Promissory Note	–	480,000
11) September 2016 20% OID Note	164,063	156,250
12) June 2017 20% OID Note	1,200,000	–
13) CKR Convertible Note	308,439	–
14) Capital leases	846,318	928,530
Total	6,997,392	5,967,129
Less: current portion	(4,496,239)	(4,012,149)
Less: unamortized original issue discount	(172,222)	(22,001)
Less: unamortized debt issuance costs	(552,746)	(163,624)
Long-term portion	$1,776,185	$1,769,355

(a)	West Virginia Economic Development Authority
(b)	West Virginia Infrastructure and Jobs Development Council

Future required minimum principal repayments over the next five years are as follows (same exclusions as noted for the table above):

Future required minimum
Year Ended December 31:	principal payments
2017	$4,985,174
2018	622,198
2019	500,357
2020	495,353
2021 and thereafter	394,310
Total	$6,997,392

13.	Common Stock

The Company was authorized to issue a total of 510,000,000 shares of stock, of which 500,000,000 shares were designated Common Stock, par value of $0.0001 per share with one vote in respect of each share held and no cumulative voting rights (“Common Stock”), and 10,000,000 are designated preferred stock, par value of $0.0001 per share with one vote in respect of each share held (“Preferred Stock”). There were no shares of Preferred Stock issued or outstanding as of December 31, 2016 and no such shares were issued during the three months ended March 31, 2017. In January 2017, the Board of Directors agreed to increase the Company’s authorized shares of common stock to 750,000,000.

The Company filed the Restated Charter with the Secretary of State of the State of Delaware on April 25, 2017 to increase the Company’s authorized shares to 760,000,000, of which 750,000,000 shares were designated common stock, par value of $0.0001 per share and 10,000,000 designated preferred stock, par value of $0.0001 per share.

Proxy

On January 31, 2017, at a special meeting of the Board of Directors, our Board of Directors approved by unanimous vote to seek shareholder approval of certain proposals by written consent that, to adopt and effectuate, will require the majority consent of our stockholders. These proposals were submitted to our stockholders pursuant to our definitive proxy statement on Schedule 14A, filed on March 2, 2017 with the Securities and Exchange Commission (“SEC”). On April 24, 2017, the Company received the written consent of more than a majority of the voting power of its common stock outstanding as of the record date in favor of the proposals. Under the proposals we were soliciting our stockholders’ written consent to approve the filing of an amended and restated certificate of incorporation in Delaware (“Restated Charter”), to increase the number of authorizes shares of our Common Stock, $0.0001 par value per share (“Common Stock”) from 500,000,000 shares of Common Stock to 750,000,000 shares of Common Stock (the “Authorized Common Stock Increase”), and with such Authorized Common Stock Increase to be effective at such time and date within one year after the date such action is approved by the Majority Stockholders, if at all, as determined by the Board of Directors in its sole discretion (the “Authorized Common Stock Increase Proposal”).

Included within our definitive proxy statement on Schedule 14A, filed as of March 2, 2017 with the SEC, we submitted a proposal to our stockholders seeking written consent to approve the filing of an amended and restated certificate of incorporation in Delaware (the “Restated Charter”), or in a subsequent amendment to the Restated Charter, provisions to effect a reverse split of our issued and outstanding Common Stock, within a range of not less than one-for-fifteen (1:15) and not more than one-for-fifty (1:50), with such ratio to be determined by the Board of Directors, in its sole discretion (the “Reverse Split”), and with such Reverse Split to be effective at such time and date within one year after the date such action is approved by the stockholders, if at all, as determined by the Board of Directors in its sole discretion (the “Reverse Split Proposal”).

We obtained stockholder consent to the Reverse Split Proposal, but have yet to effectuate the Reverse Split. Any decision to effectuate the Reverse Split will be determined by our Board of Directors based on the requirements to list our Common Stock on the Nasdaq Capital Market and shall become effective only (a) upon the approved filing of the Restated Charter to consummate the Reverse Split with the Secretary of State of the State of Delaware, including the final reduced number of shares of Common Stock into which our currently outstanding shares will be converted; and (b) upon announcement of the Reverse Split by FINRA.

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

13.	Common Stock (Continued)

Conversion of Obligations to Stockholder

During the six months ended June 30, 2017, certain related parties agreed to convert $2,320,400 of such Stockholder advances received on or before December 31, 2016 and $326,319 of such Stockholder advanced received in 2017 along with accrued interest of $92,319 into units of our securities consisting of (a) 36,520,494 shares of our Common Stock (at a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 36,520,494 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 36,520,494 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017. In May 2017, the related parties agreed to exchange one Class A warrant and one Class B warrants for 1.5 shares of Common Stock. Upon exchange, the holders will receive 54,680,744 shares of Common Stock.

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

Pursuant to its private placement memorandum, dated as of October 31, 2016 (the “Memorandum”), the Company is offering, through a placement agent, a maximum of 500 Units of securities at a purchase price of $10,000 per Unit for up to $5,000,000 in gross proceeds (the “Offering”). Each Unit consists of up to (a) 133,333.33 shares of Common Stock, par value $0.0001 (the “Common Stock”), (b) 18 month warrants to purchase 133,333.33 shares of Common Stock at an exercise price of $0.09 per share (the “Class A Warrants”), and (c) five year warrants to purchase 133,333.33 shares of Common Stock at an exercise price of $0.1125 per share (the “Class B Warrants” and together with the Class A Warrants, the “Investor Warrants”). If all 500 Units are sold, the Company will issue an aggregate of 66,666,667 shares of its Common Stock and Investor Warrants to purchase up to 133,333,334 shares of Common Stock. The Offering terminated on March 31, 2017.

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

If the Registration Statement is not declared effective by the SEC within the specified deadlines set forth in the Registration Rights Agreement, the Company will be required to pay to each Purchaser an amount in cash, as partial liquidated damages, equal to 1.0% of the aggregate purchase price paid by such Purchaser per 30-day period that such failure continues, up to the maximum of 6% of the aggregate Purchase Price. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum. As of the date of this filing, the Company is in negotiations with the placement agent to amend the Registration Rights Agreement and with filing the Registration Statement.

13.	Common Stock (Continued)

Exchange Agreements

In addition, the anti-dilution provisions contained in many of our outstanding securities between 2013 and 2017 has created significant derivative liabilities for our Company. As of December 31, 2016, such derivative liability has been calculated to be in excess of $3,100,000 and increases as we sell additional warrants. Such derivative liability directly impacts and reduces our stockholders equity which could materially and adversely affect our ability in the future to qualify to list our common stock for trading on the Nasdaq Capital Market or other comparable national securities exchange.

In order to cure our defaults in payment of our debt securities and to reduce, if not eliminate, the derivative liability, we:

Offered to the holder(s) of all $2,270,688 of 20% original issue discount debentures issued in 2016, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange their debentures for a new 20% original issued discount convertible debenture due September 30, 2017, plus one share of our Common Stock for each $1.00 outstanding principal amount of the new 20% OID convertible debenture issued to them. As proposed, the contemplated restated 20% OID convertible debenture would be in face amount equal to 100% of the outstanding principal of and accrued interest on the earlier convertible debentures and, upon consummation of any subsequent public offering of our common stock that is registered under the Securities Act prior to the new maturity date, would be subject to mandatory conversion at a 20% discount to the initial public offering price of our Common Stock (the “OID Convertible Debenture Exchange Offer”). As of the date of this report, an aggregate of $1,680,719 of the 2016 20% OID Debentures were exchanged for $1,764,755 of new 20% OID Debentures due September 30, 2017, and the parties to the exchange offer received an additional 1,856,196 shares of our common stock.

Offered to the 156 holders of our common stock and warrants issued in the 2013 offering, an opportunity under Section 3(a)(9) of the Securities Act, to (a) waive for all purposes the “make whole” provisions in their subscription agreement in exchange for one-quarter of a warrant exercisable at $0.09 per share for each of the 103,497,609 shares of Common Stock issued and issuable to them in the 2013 Offering (approximately 25,874,399 additional warrants) which would contain no weighted average or full ratchet anti-dilution provisions, plus (b) exchange all of the outstanding 2013 B Warrants issued in the 2013 offering (approximately 7,762,321 warrants) for one additional share of our common stock (the “2013 Exchange Offer”). As of the date of this report, 116 of the purchasers of our securities in the 2013 offering accepted the exchange offer resulting in 6,162,570 shares of common stock and warrants to purchase 20,541,895 shares of common stock being issued.

Offered to the 72 holders of our common stock and warrants issued in the 2016-17 offering, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange all of their 2016-17 Class A Warrants and 2016-17 Class B Warrants for 1.5 shares of Common Stock for each 2016-17 Class A Warrant and 2016-17 Class B Warrant (the “2016-17 Exchange Offer”). Accordingly, each $10,000 Unit that represented 13,333.33 shares of common stock, plus 13,333.33 of 2016-17 Class A Warrants and 13,333.33 of 2016-17 Class B Warrants would be exchanged for 70,180,982 shares of Common Stock, representing (a) 28,072,393 shares of Common Stock, plus (ii) 42,108,589 additional shares of common stock issued in lieu of the 2016-17 Class A Warrants and 2016-17 Class B Warrants. As of the date of this report, 69 of the purchasers of our securities in the 2016-17 offering accepted the exchange offer resulting in 38,608,616 additional shares of common stock being issued.

Consultant Agreements

On January 31, 2017, the Board of Directors approved payment of $50,000 to a certain Consultant for Consulting Services of which is to be paid as units of our securities consisting of (a) 666,667 shares of our Common Stock (a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 666,667 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 666,667 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017. In June 2017, the consultant was offered an opportunity to exchange every two warrants for 1.5 shares of common stock. As of the date of this report the consultant was issued an additional 1,000,000 shares of common stock pursuant to this exchange.

On January 31, 2017, the Board of Directors approved payment of 2,000,000 shares of Common Stock to one Consultants for Consulting Services.

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

13.	Common Stock (Continued)

On February 28, 2017, the Company entered into a consulting agreement for business advisory services and has term period from February 28, 2017 through January 31, 2018. The Company will compensate the Consultant by issuing 100,000 shares of Common Stock.

On March 8, 2017, the Company entered into a consulting agreement with a firm for professional financial advisory and introductory services for a period is from March 8, 2017 through December 31, 2017. Besides a one-time $10,000 retainer payment the consulting agreement requires payment of 1,200,000 shares of the Company’s Common Stock which were issued in May 2017.

On April 25, 2017, the Company entered into one (1) consulting agreement. This agreement was entered into for business advisory services and has a term period from April 25, 2017 through December 31, 2017. The Company will compensate the Consultant by issuing 250,000 shares of Common Stock no later than 30 days from the effective date. These shares were issued in May 2017.

On June 30, 2017, the Company issued 250,000 shares of Common Stock to a certain consultant as part of his consulting agreement dated December 2016. The agreement states the Company is to pay 250,000 shares of Common Stock upon completion of the 2016-17 Unit Offering which was completed on March 31, 2017.

Conversion of Accounts Payable

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $50,000 of accounts payable to a vendor into 666,667 shares of Common Stock at the rate of $0.075 per share. The vendor was also issued an A Warrant and B Warrant with the same terms and agreement as the 2016-17 offering. In June 2017, the vendor was offered an opportunity to exchange one (1) Class A warrant and one (1) Class B warrant for 1.5 shares of common stock. In June 2017, the vendor was issued an additional 1,000,000 shares of common stock pursuant to this exchange.

Anti-Dilution Triggering Event

The sale of Common Stock in the 2016/17 Offering was completed at a unit price of $0.075 per share, which triggered the anti-dilution provisions contained in certain outstanding financial instruments. As a result, to satisfy the Company’s obligations under such provisions, the Company expects to issue 1,567,653 shares of Common Stock and has already issued 72,448,325 shares of Common Stock, issue 25,244,336 Warrants to purchase shares of Common Stock, reduce the conversion rate for the Exchange Notes to $0.075 per share and has reduced the exercise price of 49,459,532 warrants.

Common Stock issued and outstanding is as follows:

	Shares		Price
	issued and		per	Gross	Par	Additional
	outstanding		share	proceeds	value	paid-in capital
Balance as of December 31, 2016	162,471,373		Various	$59,801,216	$16,247	$62,440,674
Issuance (a)	9,173,330		$0.075	688,000	917	687,083
Issuance (b)	103,508,126		$0.075	–	10,351	7,752,758
Issuance (c)	5,416,667		$ various	–	542	355,808
Issuance (d)	5,000,000		$0.075	–	500	374,500
Issuance (e)	36,520,495		$0.075	–	3,652	2,735,385
Issuance (f)	72,448,325		$0.075	–	7,245	–
Balance as of June 30, 2017	394,538,316	(g)		$60,489,216	$39,454	$74,346,208

(a)	Shares issued in conjunction with the 2016/17 Offering and contains no anti-dilution provisions
(b)	Shares issued in conjunction with exchange offers
(c)	Shares issued in conjunction with certain Consultant Agreements
(d)	Shares issued in conjunction with short-term convertible note
(e)	Shares issued for conversion of debt and interests. Shares do not contain anti-dilution provisions
(f)	Shares issued in conjunction with trigger of anti-dilution provision, previously recognized in 2016
(g)	Includes 8,889,503 shares that contain an anti-dilution provision

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

		Weighted average	Weighted avg. remaining
	Stock options	exercise price	contractual life (years)
Outstanding as of December 31, 2016	10,780,086	$0.57	7.30
Granted	2,435,000	$0.13
Exercised	–	$–
Cancelled or expired	(480,000)	$0.56
Outstanding as of March 31, 2017	12,735,086	$0.48	7.41

Exercisable as of December 31, 2016	5,680,899	$0.84	5.70
Exercisable as of June 30, 2017	7,271,024	$0.67	6.34

14.	Stock Options and Stock-Based Compensation (Continued)

The following table summarizes information about stock options at June 30, 2017:

Stock options outstanding				Stock options exercisable
			Weighted		Weighted
		Weighted average	average		average
		remaining contractual	exercise		exercise
Exercise price	Outstanding	life (in years)	price	Exercisable	price
$0.11	1,100,000			1,100,000
$0.12	350,000			65,625
$0.15	3,985,000			531,875
$0.25	1,573,336			904,586
$0.48	150,000			65,625
$0.50	79,000			79,000
$0.53	325,000			162,500
$0.55	3,312,000			2,501,063
$1.50	1,646,000			1,646,000
$2.00	214,750			214,750
$0.11 – $2.00	12,735,086	7.41	$0.48	7,271,024	$0.67

As of June 30, 2017, the total aggregate intrinsic value for stock options currently exercisable and stock options outstanding was estimated to be $0.  This value represents the total pre-tax, intrinsic value based on the estimated fair value of the Company’s Common Stock price of $0.09 per share as of June 30, 2017.

The following table summarizes the activity of the Company’s stock options that have not yet vested:

		Weighted average
		grant-date fair
	Stock options	value (per option)
Non-vested as of December 31, 2016	5,340,687	$0.12
Granted	2,435,000	$0.13
Forfeited	(480,000)	$0.56
Vested	(1,831,625)	$0.05
Non-vested as of June 30, 2017	5,464,062	$0.21

The fair value of non-vested stock options to be recognized in future periods is $498,247, which is expected to be recognized over a weighted average period of 2.25 years. The total fair value of stock options vested during the six months ended June 30, 2017 was $124,877 compared to $122,223 for the six months ended June 30, 2016.

Stock-based compensation expense is as follows:

	Six Months Ended June 30,
	2017	2016
Selling, general, and administrative expense	$118,840	$113,741
Research and development expense	6,036	8,482
Total stock-based compensation	$124,876	$122,223

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2017 was $0.05 per stock option and for the six months ended June 30, 2016 it was $0 per stock option.

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2017	2016
Weighted average risk-free interest rate	2.06%	N/A	%
Volatility factor	66.32%	N/A	%
Weighted average expected life (in years)	7	N/A
Dividend rate	0%	N/A	%

14.	Stock Options and Stock-Based Compensation (Continued)

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

See Note 12 Debt and Note 13 Common Stock for information related to the issuance of warrants to related parties, WVJITB, Consultants, Investors of 2016-17 Offering, Placement Agent, Wawrla, Anti-Dilution and Exchange Offer for the purchase of 114,040,998, 750,000, 3,053,334, 18,346,662, 2,222,000, 13,333,334, 21,700,003 and 25,366,271 shares of Common Stock, respectively during the six months ended June 30, 2017.

As part of the Exchange Offers, certain investors and related parties exchanged 138,306,056 of their warrants for shares of Common Stock thus reducing the total number of outstanding warrants to purchase shares of Common Stock. See Note 13 Common Stock for more information relating to the Exchange Offers.

As of June 30, 2017, warrants to purchase 181,749,129 shares of Common Stock were outstanding and exercisable. During the six months ended June 30, 2017, the Company recognized a total of 42,563 in interest expense resulting from the accretion of the fair value of issued warrants.

The following table summarizes the activity of the Company’s warrants:

			Weighted	Weighted
			average	average remaining
			exercise	contractual life
	Warrants		price	(in years)
Outstanding as of December 31, 2016	122,475,881		$0.43	2.13
Granted	198,812,592		$0.04	2.88
Exercised	–		$
Cancelled or expired	(139,539,344)		$0.14
Outstanding as of June 30, 2017	181,749,129	(a)	$0.24	3.64

(a) includes 71,942,807 warrants that contain an anti-dilution provision

The following table summarizes information about warrants as of June 30, 2017:

Warrants Outstanding
Exercise Price	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.075	82,702,683
$0.080	5,618,750
$0.090	22,875,228
$0.100	1,810,000
$0.110	1,250,000
$0.1125	2,333,333
$0.190	4,654,145
$0.200	2,751,250
$0.240	7,500,000
$0.270	14,831,098
$0.280	2,845,000
$0.325	1,685,625
$0.400	1,040,000
$0.450	1,730,000
$0.500	7,153,097
$0.740	7,309,395
$0.800	1,415,000
$1.100	11,773,275
$1.120	263,750
$2.200	70,000
$2.250	137,500
$0.075 - $2.250	181,749,129	3.64	$0.24

16.	Commitments and Contingencies

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

In 2016, the Company received three court summonses for past due accounts payables. The claims totaled $213,032 and are related to amounts the Company has properly accounted for in its accounting records, including late-payment fees and interest, if applicable. In December 2016, the Company entered into a confessed judgement with one of the vendor agreeing to make payment of $161,889.16 in full by January 31, 2017. Two payments of $25,000 each were made in December 2016 leaving a balance of $111,889.16 to pay by January 31, 2017. The Company made full and final payment of $111,889.16 on the confessed judgement on January 31, 2017.

In July 2017, the Company received a Request for Entry of Judgement from Johns Hopkins University dated June 14, 2017. The judgement against the Company is in excess of $93,664 ($74,359 in fees plus $19,305 in interest) pursuant to the Agreement between Johns Hopkins University and the Company. As of the date of this report total claims are $130,455.

Warranty Reserve

The Company provides for a one-year warranty with the sale of its LAESI® instruments. As the Company does not currently have sufficient historical data on warranty claims, the Company’s estimates of anticipated rates of warranty claims and costs are primarily based on comparable industry metrics. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its products. As of June 30, 2017 and December 31, 2016, the Company had accrued warranty expense of $35,000 and $45,000, respectively.

University License Agreements

The Company has agreements with West Virginia University (“WVU”) and George Washington University (“GWU”) related to in-licensed technologies as follows:

WVU	The Company has entered into a License and Exclusive Option to License Agreement with the West Virginia University Research Corporation (“WVURC”), a nonprofit West Virginia corporation acting for and on behalf of WVU. Under the terms of this agreement, the WVURC has granted the Company an exclusive option to license technology from the laboratories of certain WVU principal investigators in the field of protein discovery, for therapeutic, diagnostic and all other commercial fields worldwide. Under the terms of this Agreement, the Company pays expenses for the preparation, filing and prosecution of related patent applications, and the Company will pay royalties on the net revenue resulting from the sale of products and services that utilize the WVU subject technology.

GWU	In March 2009, the Company entered into an Exclusive License Agreement with GWU for technology developed in the laboratory of Dr. Akos Vertes Ph.D., Professor of Chemistry, Professor of Biochemistry & Molecular Biology, Founder and Co-Director of the W.M. Keck Institute for Proteomics Technology and Applications, the Department of Chemistry, who is a science advisor to the Company. The technology field is laser ablation electrospray ionization, or “LAESI”, a new method of bioanalytical analysis that enables high throughput biomolecule characterization. Under the terms of this agreement, the Company has the exclusive, worldwide rights to commercialize the technology. The Company has obtained a registered trademark for “LAESI®”. The Company is obligated to pay expenses for the preparation, filing and prosecution of related patent applications, and the Company pays royalties on the net revenues resulting from the sale of products and services that utilize the GWU subject technology. During the six months ended June 30, 2017, the Company recorded royalty expenses of $2,199. During the six months ended June 30, 2016, the Company recorded royalty expenses of $4,538.

In January 2017, the Company had received a payment on demand letter from GWU regarding the exclusive license agreement for the “LAESI License” along with the patent license agreement for the “Protein Microscope License.” As these letters relate to such agreements and past due payments, they allow the Company to make payment or release their rights to each of such license agreement by a specified amount of days for each agreement or provide requested plans.

16.	Commitments and Contingencies (Continued)

GWU requested that all LAESI License past due royalties and interest of $110,374 be paid within sixty (60) days of the letter dated January 27, 2017. GWU is preserving itsrights under article 10.9 and 7.3(b) of the LAESI License agreement. The Company has made payment in full on March 28, 2017, and this request has been fulfilled.

As of June 30, 2017, the Company’s accounts payable balance included $50,800 payable to GWU, of which $0, for royalties on sales of the LAESI® instrument platform and $2,199 was owed for royalties on Imaging Services work using the LAESI® instrument. Under the terms of the Company’s Exclusive License Agreement with GWU, as amended, the Company is required to pay interest on amounts that are more than five (5) business days overdue. In addition, the Company’s agreement with GWU allows GWU to terminate the agreement under certain circumstances, including related to late payments.

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

Yale	In April 2016, we entered into an exclusive license agreement for technology with Yale University related to the differential diagnosis of melanoma, specifically designated as a "Method of Differentiating Benign Melanocytic Nevi from Malignant Melanoma." The technology was co-invented by Dr. Rossitza Lazova, of the Department of Dermatology at Yale School of Medicine, and Dr. Erin Seeley, our Principal Investigator. Under the terms of the license agreement, we have been granted the exclusive worldwide rights to commercialize the technology. We are obligated to pay expenses for the preparation, filing and prosecution of future related patent applications governed by the license agreement and related license fees. We are obligated to pay a non-refundable royalty of $5,000 payable to Yale University in May 2016, and an annual license maintenance royalty of $2,500 in April 2017, and an annual license maintenance royalty of $5,000 in each anniversary year thereafter. We are also obligated to pay a non-refundable royalty of $5,000 upon our making our first sale of a licensed product, $7,500 when we file for an approval for commercial sale with a government regulatory agency and $10,000 upon our “first sale” of a licensed product that is approved by such governmental agency. In addition, we will pay Yale an earned royalty of 2.5% on worldwide cumulative net sales of licensed products by our company or under any sub-license or affiliate arrangements, to accrue within thirty (30) days from the end of each calendar quarter, subject to the payment of minimum annual royalties of $10,000, payable on the first day of January in the year following our first sale of licensed products (the “Minimum Royalty Effective Date”), and increasing to $15,000 on the first anniversary of the Minimum Royalty Effective Date, $20,000 on the second anniversary of the Minimum Royalty Effective Date, $30,000 on the third anniversary of the Minimum Royalty Effective Date, $40,000 on the fourth anniversary of the Minimum Royalty Effective Date and $50,000 on the fifth anniversary of the Minimum Royalty Effective Date and each subsequent anniversary year thereafter. Unless earlier terminated in accordance with its terms, the Yale license agreement expires upon the later of 20 years from the effective date or the end of the term of the last underlying patent to expire.

17.	Supplemental Cash Flow Information

Cash paid for interest and income taxes

During the six months ended June 30, 2017, cash paid for interest totaled $233,226. Cash paid for interest for the six months ended June 30, 2016 was $122,354.

The Company did not pay any income taxes during 2016 or the six months ended June 30, 2017.

Non-cash investing and financing activities

	Six Months Ended June 30,
	2017	2016

Equipment acquired under capital leases	$124,503	$567,888
Issuance of common stock upon conversion of accrued interest	$–	$41,393
Issuance of common stock upon conversion of related party debt and interest	$2,739,037	$–
Issuance costs for short-term debt	$–	$5,000
Issuance of common stock for short-term convertible note	$375,000	$–
Anti-dilution warrants to be issued	$–	$6,878
Fair value of warrant committed to placement agent	$–	$5,436

18.	Evaluation of Subsequent Events

Convertible Promissory Note

Subsequent to June 30, 2017, we were able to obtain the collaboration agreement with Massachusetts General Hospital (“Mass General”) through the efforts of certain members of PPLL, LLC. In July 2017, we entered into a two year advisory agreement with PPLL under which they have agreed, in addition to the services previously rendered to us, to finance a portion of our financial obligations to Mass General under the collaboration agreement and continue to assist our Company in obtaining additional collaboration agreements and other business initiatives. We have valued the prior and ongoing services of PPLL at $360,000 and issued to PPLL our 4% promissory note due June 30, 2019 which we can pay at our option after July 15, 2018 by issuing to PPLL or its members an aggregate of 36,000,000 shares of our common stock. Conversely, PPLL may, at any time on or after January 1, 2018, convert the note at any times into all or a portion of such 36,000,000 shares.

Common Stock

Subsequent to June 30, 2017, the Company issued 250,000 shares of Common Stock in lieu of cash as partial payment to a certain vendor. The issuance doesn’t fulfill the entire amount due to the vendor.

Subsequent to June 30, 2017, the Board of Directors approved issuing 2,000,000 shares of Common Stock to a certain consultant for his services to the company.

Obligations to Stockholders

Subsequent to June 30, 2017, the Company received advances totaling $406,850 from certain related parties. Advances have no terms of repayment and do not bear interest. The related party received two warrants to purchase 60,000,000 shares of common stock at a purchase price of $0.075 per share in exchange for the advances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of Protea Biosciences Group, Inc. (“we,” “us,” “our,” “Protea” or the “Company”) Annual Report to the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 14, 2017 (the “2016 Form 10-K”). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2016 Form 10-K.

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

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The Company recorded a net loss of $5,501,348 for the three months ended June 30, 2017. This result represents an increased loss of $3,693,751 over the $1,807,598 net loss recorded for the three months ended June 30, 2016. The change reflects a $5,891,250 decrease in the Company’s estimate of the fair value of the anti-dilutive provisions included in certain of the Company’s outstanding financial instruments compared to June 30, 2016. See Note 5 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments for additional information. Other quarter-over-quarter changes include an increase in interest expense of $817,810 due to the expensing of the estimated fair value of warrants associated with related party advances which have no terms.

Gross revenue for the three months ended June 30, 2017 decreased by 44% over the gross revenue recognized for the three months ended June 30, 2016. Traditionally the second quarter of the year trends higher than the first quarter due to the nature of the business. However, a major customer changed from outsourcing to insourcing which has led to a decrease in revenue, along with a turnover in our sales force. Revenue from molecular information services decreased by 48%. The revenue component reflects a decrease the number of services projects completed in the quarter offset by the actual dollar amount of the service projects. At the end of the three months ended June 30, 2017, there was a back log of projects due to customers that were unable to provide samples to process. This is a continuation of the back log known as of the three months ending March 31, 2017. Molecular information service customers include pharmaceutical, biotechnology, chemical and medical device companies.

In the three months ending June 30, 2017, we did not sell any LAESI® devices and didn’t sell any devices during the three months ended June 30, 2016. The revenue for LAESI Instrument Platform has increased by 242% quarter-over-quarter. This is due to income from warranty plans and spare parts for the units has increased compared to the three months ending June 30, 2016.

Revenue from research products decreased by 41%. The decrease reflects fewer bulk sales from one significant customer, items on backorder thus missing sales opportunities and from discontinuing certain products.

For the three months ended June 30, 2017 versus the three months ended June 30, 2016, cost of revenue as presented in the Statement of Operations and Comprehensive Loss decreased by $100,087 or 20% primarily as a result of the Company not having significant ongoing revenue generating projects.

Selling, general and administrative (“SG&A”) expenses recognized during the three months ended June 30, 2017 were $1,110,475 or 20% less than the SG&A expenses recorded during the comparable period in 2016. This decrease is due to a decrease in outside services, legal expense and merchant service fees with an offset of an increase in executed consulting agreements.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, research and development expenses increased 42% primarily due to an increase in lab supplies offset with a decrease in consulting fees and salaries, wages and benefits. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the Defense Advanced Research Projects Agency (“DARPA”) program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $57,314 for the three months ended June 30, 2017 versus $63,364 for the three months ended June 30, 2016. The amount and timing of future expenses and expense recovery related to our participation in this program are difficult to forecast considering the research and development nature of the collaboration.

For the three months ended June 30, 2017, interest expense increased 219% versus the three months ended June 30, 2016 reflecting both an overall increase in debt issuance costs and original issue discount associated with those obligations (i.e., the amortization of debt issuance costs and accretion of original issue discount to interest expense over the term of the underlying obligation). As of June 30, 2017, total interest-bearing indebtedness was $10,946,948 versus $9,473,024 as of June 30, 2016. As of December 31, 2016, interest-bearing indebtedness was $10,329,070. See also Note 9 Bank Line of Credit, Note 10 Obligations to Stockholders, Note 12 Debt, and Note 18 Evaluation of Subsequent Events in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s short and long-term debt and advances and loans from stockholders.

The Company recorded other income of $5,171,902 for the net decrease in the fair value of derivative liabilities during the three months ended June 30, 2017. The decrease in the expense is due to the Exchange Offers accepted by investors, which eliminated down-round anti-dilution provisions that were causing certain instruments to be accounted for as derivatives. These derivative liabilities include certain anti-dilution provisions contained in various financial instruments issued by the Company, in particular convertible notes and warrants. There have been no changes in the assumptions underlying the calculation of estimated fair value of these liabilities in 2017. Detailed information regarding the fair value of these liabilities, including the assumptions used to estimate the fair value of these liabilities, can be found in Note 4 Fair Value of Financial Assets and Liabilities – Derivative Financial Instruments in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

In connection with the Exchange Offers, the Company recognized a one-time non-cash inducement expense of $8,138,109 related to the fair value of the additional shares of common stock and additional stock warrants that were issued to shareholders holding the original shares that contained down-round anti-dilution provisions. Detailed information regarding the Exchange Offers can be found in Note 13 Common Stock in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company did not recognize a provision for income taxes for the three months ended June 30, 2017 or for the comparable periods in 2016. The Company has evaluated its income tax position in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740, Income Taxes, and determined that a full valuation allowance against its deferred tax asset was appropriate as of June 30, 2017 and December 31, 2016, the two balance sheet dates included in the Consolidated Balance Sheets included in this report. As of June 30, 2017, the Company had a deferred tax asset of $32,000,000 with a full, offsetting valuation allowance. Net operating loss (“NOL”) carryforwards totaled approximately $81,200,000 as of June 30, 2017. These NOLs begin to expire in 2021 for both federal and state income tax purposes.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The Company recorded a net loss for the six months ended June 30, 2017 of $11,365,977, a 293% increased loss over the comparable six months ended June 30, 2016 of $2,893,141. The increase in net loss is related to the exchange agreements contributing $8,143,109 of expense associated with the issuance of stock related to the exchange offers and debt inducement costs, stock warrant expense increasing $70,497 and loss on asset disposal increased $73,420 over the comparable period in 2016. See Note 13 Common Stock in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the exchange agreements.

Gross revenue for the six months ended June 30, 2017 decreased by 35% over the gross revenue recognized for the six months ended June 30, 2016. Revenue from molecular information services decreased by 28%. The decrease reflects decreases in both the number of customers for whom we performed services and the number of services projects completed in the period. The major contributor to our decrease in revenues is one of our major customers, who contributed to 30% of overall molecular information services in 2016, has changed from outsourcing projects to insourcing projects.

We recorded revenue from the sales of one LAESI® device in the six months ended June 30, 2016. However, we did not sell any devices in the six months ending June 30, 2017. With recorded revenues from this extended warranties and sales of LAESI spare parts this component decreased 83% over the six months ending June 30, 2016. The lack of sales is due to the Company changing directions toward a fee for service platform.

For the six months ended June 30, 2017 versus the six months ended June 30, 2016, cost of revenue as presented in the Consolidated Statements of Operations and Comprehensive Loss decreased 2% primarily as a result of the Company having less revenue producing activities during the six months ended June 30, 2017.

SG&A expenses recognized during the six months ended June 30, 2017 were 2,607,781, which was 13% decrease than the SG&A expenses recorded for the comparable period in 2016. The decrease is from the decrease in wages and benefits, depreciation, merchant services fees and a decrease in legal fees in the six months ended June 30, 2017.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, R&D expenses decreased 12% primarily due to a decrease in costs associated with the development of the LAESI® instrument platform. In addition, funding for certain expenses incurred by the Company in support of its ongoing participation in the DARPA program referred to as the Rapid Threat Assessment program is recorded in this line item. The funding was $120,678 for the six months ended June 30, 2017 versus $86,116 for the six months ended June 30, 2016.

The gains from sales of investment of $85,355 recorded during the six months ended June 30, 2017 reflects the Company’s sale of 25,000 shares of AzurRx Common Stock. The gains are equivalent to the proceeds resulting from the sales of the shares less transaction costs as the basis for the Company’s AzurRx investment had previously been reduced to $0.

During the six months ended June 30, 2016, the Company received proceeds from an insurance claim of $45,952. No insurance claims were filed during the first six months ending June 30, 2017.

For the six months ended June 30, 2017, interest expense increased 215% versus the six months ended June 30, 2016 reflecting both an overall increase in outstanding debt and the interest expense associated with those obligations, including the amortization of issuance costs and accretion of original-issue-discount. See Note 9 Bank Line of Credit, Note 10 Obligations to Stockholders, and Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s short and long-term debt. Although there were no debt conversion inducement costs recognized in the first six months of 2016 the Company recognized debt conversion inducement costs of $8,143,109 in the six months ending June 30, 2017 as part of the exchange agreements and inducement costs. See Note 13 Common Stock in Notes to Consolidated Financial Statements in Part I, Item I of this report for additional information.

For the change in fair value of derivative liabilities, see the related discussion above under Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016.

As detailed above under Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016, the Company did not recognize a provision for income taxes for the six months ended June 30, 2017 or the comparable period in 2016.

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

As of June 30, 2017, the Company’s current assets totaled $500,448, current liabilities totaled $12,855,255, and working capital was a deficit of $12,354,807. As of December 31, 2016, current assets totaled $728,924, current liabilities $15,550,489, and working capital was a deficit of $14,821,565. Current assets decreased as accounts receivable, net, decreased due primarily to a decrease in sales for June 2017 as compared to December 2016 and the Company held a lower investment in inventory related to reclassifying LAESI inventory to fixed asset. The 20% decrease in current liabilities is due primarily to the decrease of derivative liabilities and related party advances offset by the increase in current maturities on short and long term debt, and a decrease in accounts payables.

As detailed in Note 10 Obligations to Stockholders and Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, the Company continues to have a substantial amount of indebtedness outstanding that is payable within twelve months. As of the date of this report through September 30, 2017, scheduled interest and principal payments on outstanding debt (including capital leases) and payments related to debt obligations reaching maturity, total $3,289,361, excluding the balance of the line of credit, which the Company has reclassified as a current liability, but for which, by terms, does not mature until July 2018. As discussed under Cash Requirements below, the Company is in arrears on certain scheduled interest and principal payments on outstanding debt and has deferred payments to certain vendors and suppliers past stated terms. The Company also expects cash flows from operating activities to be a deficit during this period putting an additional burden on the Company to raise additional financial resources in order to meet its obligations and otherwise sustain operations.

Net cash used in operating activities for the six months ended June 30, 2017 totaled $2,270,549, which represents a decrease of $570,142 or 20% from the net cash used in operating activities of $2,840,691 for the six months ended June 30, 2016. The largest factors for the improvement include a lower overall cost structure in 2017 and delaying payment of certain accounts payable and other current liabilities (see related discussion below under Cash Requirements).

Net cash provided in investing activities decreased 99% in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. An increase usage of cash of $69,890 to purchase equipment for the lab in the six months ended June 30, 2017 offset by the receipt of cash of $85,355 from the sale of AzurRx stock contributed to the decrease in funds used in investing activities for the six months ending June 30, 2017. The comparable six months ending June 30, 2016 cash used in investing was only $7,817 offset by cash received of $1,358,127 from the sale of AzurRx stock sales and insurance claim.

Net cash provided by financing activities for the six months ended June 30, 2017 was 2,258,914, which represents an increase of $600,754 or 36% from the net cash provided by financing activities of 1,658,160 for the six months ended June 30, 2016. The first six months of 2017 include payments on debt and capital leases of $708,292 with payments of $201,133 in the comparable period in 2016. However, net activity involving stockholder advances and debt was $1,247,773 higher during the first six months of 2017. In addition, the first six months of 2017 included proceeds of $554,258 from the sale of common stock. Additional information regarding the Company’s issuance of debt to third parties during the first six months of 2017 can be found in Note 12 Debt in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. Additional information regarding activity involving stockholder advances and debt can be found in Note 10 Obligation to Stockholders in Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. As discussed below, the Company requires additional capital resources to fund future operations, service outstanding debt, and continue as a going concern.

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

We have also worked closely with various parties that financed our short- and long-term debt to obtain extensions and modifications that deferred or reduced amounts due under these obligations. Such extensions and modifications have included, in certain cases, the issuance of warrants. In addition, three members of the Company’s Board of Directors and the estate of a former board member guarantee payment of the Company’s outstanding bank line of credit. Such extensions, modifications and guarantees have been an important part of the Company’s ability to manage its liquidity and short-term capital resources. In addition, as part of these efforts, the Company has delayed payments to certain vendors and suppliers–as of June 30, 2017 the Company’s accounts payable balance of $1,143,007 included $1,112,900 that was overdue by terms, which includes $988,985 that was more than 90 days past due (see Note 16 Commitments and Contingencies included in Part I, Item 1 of this report for related information). The Company is also in arrears on scheduled interest and principal payments on certain other debt obligations, as discussed in more detail in Note 10 Obligations to Stockholders and Note 12 Debt, both of which are included in Part I, Item 1 of this report. There can be no assurances that the Company will be able to continue to obtain such extensions and modifications to outstanding debt, delay certain payments or use other methods such as guarantees by or advances from stockholders, when and if necessary, to ensure the Company has the liquidity and capital resources necessary to fund future operations and to continue as a going concern.

In January 2017 through March 2017, the Company sold Common Stock and accompanying warrants resulting in gross proceeds of $688,000; the Company received $554,258 after transaction costs.

Certain of the Company’s outstanding financial instruments contain anti-dilution provisions that may be triggered by the issuance of Common Stock or financial instruments such as Preferred Stock and warrants that are convertible or otherwise exchangeable or exercisable for shares of the Company’s Common Stock. As detailed in Note 13 Common Stock included in Part I, Item 1 of this report, the Company’s sale of Common Stock in the 2016-17 Offering triggered anti-dilution provisions included in certain outstanding financial instruments and resulted in substantial dilution to the Company’s existing investors that did not have such protection. See also Note 4 Derivative Liabilities included in Part I, Item 1 of this report for additional information related to the estimated fair value of the anti-dilution provisions included in the Company’s financial instruments that were outstanding as of June 30, 2017.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer on the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2017. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses of our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weaknesses cited above, we believe that the Consolidated Financial Statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm business.

In 2016, the Company received three court summonses for past due accounts payables. The claims totaled $213,032 and are related to amounts the Company has properly accounted for in its accounting records, including late-payment fees and interest, if applicable. In December 2016, the Company entered into a confessed judgement with one of the vendor agreeing to make payment of $161,889.16 in full by January 31, 2017. Two payments of $25,000 each were made in December 2016 leaving a balance of $111,889.16 to pay by January 31, 2017. The Company made full and final payment of $111,889.16 on the confessed judgement on January 31, 2017.

In July 2017, the Company received a Request for Entry of Judgement from Johns Hopkins University dated June 14, 2017. The judgement against the Company is in excess of $93,664 ($74,359 in fees plus $19,305 in interest) pursuant to the Agreement between Johns Hopkins University and the Company. As of the date of this report total claims are $130,664.

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

Conversion of Obligations to Stockholder

During the six months ended June 30, 2017, certain related parties agreed to convert $2,320,400 of such Stockholder advances received on or before December 31, 2016 and $326,319 of such Stockholder advances received in 2017 along with accrued interest of $92,319 into units of our securities consisting of (a) 36,520,494 shares of our Common Stock (at a conversion price of $0.075 per share) plus (b) an eighteen-month warrant to purchase an additional 36,520,494 share of Common Stock at an exercise price of $0.09 per share and (c) a five-year warrant to purchase an additional 36,520,494 shares of Common Stock at an exercise price of $0.1125 per share containing identical terms to the units of equity securities which we sold in our private placement to unaffiliated accredited investors between November 2016 and March 31, 2017. In May 2017, the related parties agreed to exchange one Class A warrant and one Class B warrant for 1.5 shares of Common Stock. Upon exchange, the holders will receive 54,680,744 shares of Common Stock.

Exchange Agreements

In addition, the anti-dilution provisions contained in many of our outstanding securities between 2013 and 2017 has created significant derivative liabilities for our Company. As of December 31, 2016, such derivative liability has been calculated to be in excess of $3,100,000 and increases as we sell additional warrants. Such derivative liability directly impacts and reduces our stockholders equity which could materially and adversely affect our ability in the future to qualify to list our common stock for trading on the Nasdaq Capital Market or other comparable national securities exchange.

In order to cure our defaults in payment of our debt securities and to reduce, if not eliminate, the derivative liability, we:

Offered to the holder(s) of all $2,270,688 of 20% original issue discount debentures issued in 2016, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange their debentures for a new 20% original issued discount convertible debenture due September 30, 2017, plus one share of our Common Stock for each $1.00 outstanding principal amount of the new 20% OID convertible debenture issued to them. As proposed, the contemplated restated 20% OID convertible debenture would be in face amount equal to 100% of the outstanding principal of and accrued interest on the earlier convertible debentures and, upon consummation of any subsequent public offering of our common stock that is registered under the Securities Act prior to the new maturity date, would be subject to mandatory conversion at a 20% discount to the initial public offering price of our Common Stock (the “OID Convertible Debenture Exchange Offer”). As of the date of this report, an aggregate of $1,680,719 of the 2016 20% OID Debentures were exchanged for $1,764,755 of new 20% OID Debentures due September 30, 2017, and the parties to the exchange offer received an additional 1,856,196  shares of our common stock.

Offered to the 156 holders of our common stock and warrants issued in the 2013 offering, an opportunity under Section 3(a)(9) of the Securities Act, to (a) waive for all purposes the “make whole” provisions in their subscription agreement in exchange for one-quarter of a warrant exercisable at $0.09 per share for each of the 103,497,609 shares of Common Stock issued and issuable to them in the 2013 Offering (approximately 25,874,399 additional warrants) which would contain no weighted average or full ratchet anti-dilution provisions, plus (b) exchange all of the outstanding 2013 B Warrants issued in the 2013 offering (approximately 7,762,321 warrants) for one additional share of our common stock (the “2013 Exchange Offer”). As of the date of this report, 116 of the purchasers of our securities in the 2013 offering accepted the exchange offer resulting in 6,162,570 shares of common stock and warrants to purchase 20,541,895 shares of common stock being issued.

Offered to the 72 holders of our common stock and warrants issued in the 2016-17 Offering, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange all of their 2016-17 Class A Warrants and 2016-17 Class B Warrants for 1.5 shares of Common Stock for each 2016-17 Class A Warrant and 2016-17 Class B Warrant (the “2016-17 Exchange Offer”). Accordingly, each $10,000 Unit that represented 13,333.33 shares of common stock, plus 13,333.33 of 2016-17 Class A Warrants and 13,333.33 of 2016-17 Class B Warrants would be exchanged for 70,180,982 shares of Common Stock, representing (a) 28,072,393 shares of Common Stock, plus (ii) 42,108,589 additional shares of common stock issued in lieu of the 2016-17 Class A Warrants and 2016-17 Class B Warrants. As of the date of this report, 69 of the purchasers of our securities in the 2016-17 offering accepted the exchange offer  resulting in 38,608,616 additional shares of common stock being issued.

Consultant Agreements

On April 25, 2017, the Company entered into one (1) consulting agreement. This agreement was entered into for business advisory services and has a term period from April 25, 2017 through December 31, 2017. The Company will compensate the Consultant by issuing 250,000 shares of Common Stock no later than 30 days from the effective date. These shares were issued in May 2017.

On June 30, 2017, the Company issued 250,000 shares of Common Stock to a certain consultant as part of his consulting agreement dated December 2016. The agreement states the Company is to pay 250,000 shares of Common Stock upon completion of the 2016-17 Unit Offering, which was completed on March 31, 2017.

Conversion of Accounts Payable

In December 2016, the Company’s Board of Directors authorized the conversion of an aggregate of $50,000 of accounts payable to a vendor into 666,667 shares of Common Stock at the rate of $0.075 per share. The vendor was also issued an A Warrant and B Warrant with the same terms and agreement as the 2016-17 offering. In June 2017, the vendor was offered an opportunity to exchange one (1) Class A warrant and one (1) Class B warrant for 1.5 shares of common stock. In June 2017, vendor was issued an additional 1,000,000 shares of common stock pursuant to this exchange.

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

Item 3.  Defaults upon Senior Securities.

Convertible Debentures and September 2016 OID Note

As of June 30, 2017, the Company is in default under approximately $589,969 of outstanding debt securities owed to six investors and were unable to obtaining extension of the maturity at this time. The Company is offering to the holder(s) of all $2,270,688 of OID Debentures plus accrued interest of $113,534, an opportunity under Section 3(a)(9) of the Securities Act of 1933, as amended, to exchange their debentures for a new 20% OID convertible debenture due September 30, 2017, plus one share of our Common Stock for each $1.00 outstanding principal amount of the new 20% OID convertible debenture issued to them. As proposed, the contemplated restated 20% OID convertible debenture would be in face amount equal to 100% of the outstanding principal of and accrued interest on the earlier convertible debentures and, upon consummation of any subsequent public offering of our Common Stock that is registered under the Securities Act prior to the new maturity date, would be subject to mandatory conversion at a 20% discount to the initial public offering price of our Common Stock (the “OID Convertible Debenture Exchange Offer”). The OID Convertible Debenture Exchange Offering will be offered for a period expiring on the earlier of June 30, 2017 or acceptance of the OID Convertible Debenture Exchange Offer by 100% of the holders of such OID Debentures.

As of June 30, 2017, an aggregate of $1,680,719 of the 2016 20% OID Debentures were exchanged for $1,764,755 of new 20% OID Debentures due September 30, 2017, and the parties to the exchange offer received an additional 1,764,755 shares of our common stock.

Capital Leases

From time to time, in the normal course of business, the Company enters into capital leases to finance equipment. As of June 30, 2017, the Company had six capital lease obligations outstanding with imputed interest rates ranging from 5.04% to 9.45%. The capital leases require 24 – 60 monthly payments and expire in June 2017 – June 2020. These leases are secured by equipment with an aggregate cost of $1,868,809. As of June 30, 2017, the Company was two and a half months in arears on two capital lease payments.

Obligations to Stockholder

On April 7, 2017, we received a loan for proceeds of up to $1,750,000 from Summit Resources, Inc., one of our principal stockholders and an affiliate of Steve Antoline, one of our directors. The loaned amount includes $500,000 advanced as of June 30, 2017 by Summit and an additional $1,250,000 will be advanced to us from April 2017 through August 2017 for the purchase of a new mass spectrometer. In August 2017, the Company decided not to purchase the new mass spectrometer and is working with Summit Resources, Inc. to amend the note agreement. We issued to Summit our senior secured promissory note in the principal amount of up to $1,750,000 that is payable in monthly installments over a period of 36 months. In addition, the Company granted a seven-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The relative fair value of the warrants at the issuance date was $305,500, which was recorded as a discount against the note and will be accreted over the life of the note. The Company recognized accretion expense of $25,458 relating to the warrant for the three and six months ending June 30, 2017.

We have agreed to apply 30% of the net proceeds (after commissions and offering expenses we receive) from any equity or equity type financing to reduce and prepay the $500,000 working capital portion of the loan. In addition, the entire loan is subject to mandatory prepayment in the event and to the extent that we receive gross proceeds of $5,000,000 or more from any subsequent public offering of our securities. We are currently in default of this agreement for which proceeds were received, from an original issued discounted note, at the end of June and the Company was unable to made the required 30% of net proceeds payment on the loan.

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

The Note is convertible into shares of our Common Stock, at the option of the holder at a conversion price equal to the lower of $0.075 per share (as adjusted by the contemplated reverse stock split), or (b) 85% of the offering price per share of the Common Stock in any subsequent public offering of our Common Stock.

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

The Company and our subsidiary reaffirmed Summit’s senior priority lien and security interest on all of our assets and properties, other than the specific GRQ Collateral. On June 28, 2017, the Company has paid the GRQ note in full and such security interest has been reinstated.

Bank Line of Credit

The Company has a line of credit with a bank that is authorized to $3,000,000. The interest rate is variable and equal to 0.75% plus prime with a minimum rate of 5.87% per annum. The line of credit is subject to an annual review and certain covenants. Borrowings under the line are secured by the personal guarantee of two members of the Board of Directors and the estate of two former members of the Board of Directors. On June 20, 2016, the Company and the bank entered into an agreement that established July 12, 2018 as the maturity date for the outstanding balance of the line of credit, which was $3,000,000 as of June 30, 2017 and December 31, 2016, respectively.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer (principal executive and interim principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (filed herewith)
32.1	Certification of the Company’s Chief Executive Officer (principal executive and interim principal financial officer) pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

EX-101.INS	XBRL Instance Document (filed herewith)
EX-101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protea Bioscience Group, Inc. (Registrant)

Dated: August 18, 2017	By:	/s/ Stephen Turner
Stephen Turner
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer, Interim Principal Financial and Accounting Officer)

